Form 10-Q
period 2010-03-31
Roadrunner Transportation Systems, Inc.
filed 2010-06-24
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Commission file number: 001-34734
ROADRUNNER TRANSPORTATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2454942

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4900 S. PENNSYLVANIA AVE.
CUDAHY, WISCONSIN 53110
(Address of principal executive offices) (Zip code)
(414) 615-1500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $0.01 par value, of registrant outstanding at June 23, 2010: 29,542,563

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,324	$667
Accounts receivable, net	60,320	53,080
Deferred income taxes	1,578	1,578
Prepaid expenses and other current assets	8,588	8,440

Total current assets	71,810	63,765

PROPERTY AND EQUIPMENT, NET	5,019	5,292
OTHER ASSETS:
Goodwill	211,183	210,834
Other noncurrent assets	9,839	10,944

Total other assets	221,022	221,778

TOTAL ASSETS	$297,851	$290,835

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,925	$7,400
Accounts payable	30,802	26,914
Accrued expenses and other liabilities	11,159	9,998

Total current liabilities	49,886	44,312
LONG-TERM DEBT, net of current maturities	120,396	120,660
OTHER LONG-TERM LIABILITIES	2,373	1,922
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	5,000	5,000

Total liabilities	177,655	171,894

COMMITMENTS AND CONTINGENCIES (NOTE 8)
REDEEMABLE COMMON STOCK
Redeemable common stock $.01 par value; 259,806 shares issued and outstanding	1,740	1,740

STOCKHOLDERS’ INVESTMENT:
Series B convertible preferred stock; 1,791,768 shares issued and outstanding	14,465	13,950
Class A common stock $.01 par value; 14,567,521 shares issued and outstanding	147	147
Class B common stock $.01 par value; 298,628 shares authorized; 282,502 shares issued and outstanding	3	3
Additional paid-in capital	103,265	103,698
Retained earnings (deficit)	576	(597)

Total stockholders’ investment	118,456	117,201

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ INVESTMENT	$297,851	$290,835

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$129,414	$104,434
Operating expenses:
Purchased transportation costs	100,948	82,144
Personnel and related benefits	12,432	11,906
Other operating expenses	8,725	7,727
Depreciation and amortization	684	546
Acquisition transaction expenses	160	—

Total operating expenses	122,949	102,323

Operating income	6,465	2,111

Interest expense:
Interest on long-term debt	4,385	2,862
Dividends on preferred stock subject to mandatory redemption	50	50

Total interest expense	4,435	2,912

Income (loss) before provision (benefit) for income taxes	2,030	(801)

Provision (benefit) for income taxes	857	(232)

Net income (loss)	1,173	(569)

Accretion of Series B preferred stock	515	445

Net income (loss) available to common stockholders	$658	$(1,014)

Earnings (loss) per share available to common stockholders:
Basic	$0.04	$(0.07)

Diluted	$0.04	$(0.07)

Weighted average common stock outstanding:
Basic	15,110	15,110

Diluted	15,750	15,110

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,173	$(569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	935	718
Gain on disposal of buildings and equipment	(4)	(7)
Deferred interest	1,845	573
Share-based compensation	82	171
Provision for bad debts and freight bill adjustments	197	193
Deferred tax provision (benefit)	815	(274)
Changes in:
Accounts receivable	(7,586)	(1,403)
Prepaid expenses and other assets	142	(338)
Accounts payable	3,513	(947)
Accrued expenses	961	(76)
Other liabilities	536	(10)

Net cash provided by (used in) operating activities	2,609	(1,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(289)	(158)
Proceeds from sale of buildings and equipment	12	20

Net cash used in investing activities	(277)	(138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	15,540	22,055
Payments under revolving credit facilities	(15,280)	(17,505)
Long-term debt payments	(1,850)	(1,375)
Reduction of capital lease obligation	(85)	—

Net cash (used in) provided by financing activities	(1,675)	3,175

NET INCREASE IN CASH AND CASH EQUIVALENTS	657	1,068
CASH AND CASH EQUIVALENTS:
Beginning of period	667	496

End of period	$1,324	$1,564

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$1,728	$3,339
Cash paid for income taxes (net of refunds)	99	88
Noncash Series B convertible preferred stock dividend	515	445
See notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation, Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has two operating segments which are also reportable segments: less-than-truckload (“LTL”) and truck brokerage (“TL”). Within the LTL business, the Company operates 17 service centers throughout the United States complemented by relationships with over 200 delivery agents. Within the TL business, the Company operates nine dispatch offices and is augmented by 42 independent agents. The Company, from pickup to delivery, leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Company believes such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of its financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, the accompanying financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. While the Company believes the disclosures presented are adequate, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2009 contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act with the SEC on May 13, 2010. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010, or any other interim period.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
2. Restricted Cash
In December 2008, the Company deposited $5.0 million into a restricted cash account pursuant to the terms of the Keep Well Agreement entered into in conjunction with the issuance of its Series B Convertible Preferred Stock. The restricted cash may be released for payment of principal, compliance with restrictive covenants or ordinary course liquidity needs, as defined in the Keep Well Agreement. The Keep Well Agreement states that once funds are drawn from the restricted cash account, they cannot be replaced, and the agreement terminates when all funds are used or all senior debt obligations have been paid in full. As of March 31, 2010 and December 31, 2009, restricted cash of $4.1 million is included in other noncurrent assets in the accompanying condensed consolidated balance sheets.

3. Acquisitions
On December 11, 2009, the Company acquired certain assets of Bullet Freight Systems, Inc. (“Bullet”) for purposes of expanding its market presence and service offerings in the LTL segment. Bullet operates as a common and contract motor carrier pursuant to U.S. Department of Transportation authority and is engaged primarily in transportation of less-than-truckload shipments. Bullet has operations based out of four service centers and operates throughout the United States. Total consideration was $27.2 million. The acquisition price and related financing fees of approximately $1.1 million were financed with borrowings under credit facilities of $8.8 million and the issuance of $19.5 million face value of junior subordinated notes, including $3.0 million issued to the selling shareholders. In conjunction with the issuance of the junior subordinated notes, the Company issued warrants with a fair value of $3.0 million. The Company incurred $0.5 million of transaction expenses related to this acquisition.
The following is a summary of the allocation of the purchase price paid to the fair value of the net assets of Bullet (in thousands):

Accounts receivable	$3,940
Property and equipment	170
Goodwill	26,068
Customer relationship intangible assets	800
Other noncurrent assets	46
Accounts payable and other liabilities	(3,819)

$27,205

The Bullet goodwill is a result of acquiring and retaining their existing workforces and expected synergies from integrating their operations into the Company.
4. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired.
The following is a rollforward of the goodwill from December 31, 2009 to March 31, 2010 (in thousands):

	LTL	TL	Total
Goodwill balance as of December 31, 2009	$185,058	$25,776	$210,834
Adjustment to the Bullet acquisition	349	—	349

Goodwill balance as of March 31, 2010	$185,407	$25,776	$211,183

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships — TL	$1,800	$1,260	$540	$1,800	$1,170	$630
Customer relationships — LTL	800	40	760	800	—	800

Total customer relationships	$2,600	$1,300	$1,300	$2,600	$1,170	$1,430

The customer relationships intangible assets are amortized over their five-year useful life.

5. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Senior debt:
Revolving credit facility	$35,920	$35,660
Term loans	32,650	34,500

Total senior debt	68,570	70,160
Subordinated notes	41,801	41,134
Junior subordinated notes, net of unaccreted discount of $2.9 million and $3.0 million, respectively	17,950	16,766

Total debt	128,321	128,060
Less: Current maturities	(7,925)	(7,400)

Total long-term debt, net of current maturities	$120,396	$120,660

Senior Debt
The senior credit agreement (the “Agreement”) is secured by all assets of the Company and includes a $50.0 million revolving credit facility and a $40.0 million term loan. On December 11, 2009, in connection with the acquisition of Bullet, the Company entered into a consent and third amendment to the Agreement which included a $9.0 million incremental term loan which matures in 2012. The revolving credit facility and the term loan also mature in 2012. Availability under the revolving credit facility is subject to a borrowing base of eligible accounts receivable, as defined in the Agreement. Interest is payable quarterly at LIBOR plus an applicable margin or, at the Company’s option, prime plus an applicable margin. Principal on the term loan and incremental term loan is payable in quarterly installments ranging from $1.9 million per quarter in 2010 increasing to $2.4 million per quarter through December 31, 2011 and a final payment of $17.6 million due in 2012. The revolving credit facility also provides for the issuance of up to $6.0 million in letters of credit. As of March 31, 2010, the Company had outstanding letters of credit totaling $4.4 million. Total availability under the revolving credit facility was $9.7 million as of March 31, 2010. At March 31, 2010, the interest rate on the revolving credit facility and term notes was LIBOR (0.3% at March 31, 2010) plus 5%.
The Agreement contains certain restrictive covenants that require the Company to maintain certain leverage and fixed charge coverage ratios. The Agreement also prohibits dividend payments, restricts management fee payments to related parties and restricts the incurrence of additional debt. Dividend restrictions apply if certain financial ratios are not met and no event of default exists. The Company entered into a consent, waiver and second amendment to the Agreement effective December 23, 2008 which made certain changes to the Agreement including modification of the restrictive covenants and a consent to enter into the Keep Well Agreement.
Subordinated Debt
Effective December 23, 2008, the Company entered into a consent, waiver and amendment to the subordinated notes agreement. Changes included, among other items, amendment of certain covenants and a consent to enter into the Keep Well Agreement. Effective December 11, 2009, the Company entered into a consent and second amendment to the subordinated notes agreement to allow for the acquisition of Bullet. The subordinated notes include cash interest of 12% plus a deferred margin, accrued quarterly, that is treated as deferred interest and is added to the principal balance of the note each quarter. The deferred interest ranges from 3.5% to 7.5% depending on the Company’s total leverage calculation, as defined, payable at maturity on August 31, 2012. Upon redemption of the subordinated notes, the portion of the principal balance that represents interest incurred but not paid will be reflected in the Company’s statement of cash flows as an operating outflow. The subordinated notes are held by American Capital, Ltd. (“American Capital”), Sankaty Credit Opportunities, L.P., Sankaty Credit Opportunities II, L.P. (collectively “Sankaty”), and RGIP, LLC. (“RGIP”), who are also stockholders of the Company.

Junior Subordinated Debt
On December 11, 2009, in connection with the Bullet acquisition, the Company entered into a $16.5 million face amount junior subordinated notes agreement. The junior subordinated notes include interest of 20% accrued quarterly that is deferred and is added to the principal balance of the note each quarter and is payable at maturity on February 28, 2013. The majority ($15.5 million) of the junior subordinated notes are held by Eos Capital Partners III, L.P., Eos Partners, L.P. (collectively, “Eos”), Sankaty, RGIP and certain individuals associated with Thayer | Hidden Creek Partners, L.L.C. (“THCP”), who are also stockholders of the Company. Also in connection with the Bullet acquisition, the former Bullet owners were issued $3.0 million face amount of junior subordinated notes in form identical in all material respects as described above.
In addition, the junior subordinated notes agreement requires the Company to pay a premium upon repayment of the junior subordinated notes. The applicable premium begins at 50% and decreases to 10% over the life of the note. At maturity, the premium is equal to 10% of the outstanding balance. Accordingly, this amount is accreted to interest expense and the outstanding note balance over the life of the debt. For the quarter ended March 31, 2010, $0.1 million was recorded in interest expense related to this premium and added to the outstanding junior subordinated notes balance.
The Company issued warrants to the holders of the junior subordinated notes. The value of these warrants is accreted to interest expense over the life of the related debt. The unaccreted portion totaling $2.9 million as of March 31, 2010 has been included in the accompanying condensed consolidated balance sheets as a reduction in long-term debt.
6. Earnings (Loss) per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding during the period. In 2010, diluted earnings per share is calculated by dividing net income by the weighted average stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. In 2009, diluted earnings per share did not assume this same exercise of stock options and conversion of warrants as they were deemed anti-dilutive due to the net loss available to common stockholders. There is no difference, for any of the periods presented, in the amount of net income (loss) available to common stockholders used in the computation of basic and diluted earnings per share.
The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	Three Months Ended March 31,
	2010	2009
Basic weighted average stock outstanding	15,110	15,110
Effect of dilutive securities:
Employee stock options	270	—
Warrants	370	—

Dilutive weighted average stock outstanding	15,750	15,110

The Company had additional stock options and warrants outstanding of 3,037,727 and 3,815,317 as of March 31, 2010 and 2009, respectively. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive.
7. Income Taxes
The effective income tax rate was 42.2% for the three months ended March 31, 2010, compared with 29.0% for the three months ended March 31, 2009. In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, Canadian income taxes and adjustments for permanent differences.
8. Commitments and Contingencies
Redeemable Common Stock
Certain shares of the Company’s outstanding Class A common stock were issued in 2006 and classified as mezzanine equity. These shares, held by current and former employees of the Company, are subject to redemption at fair value by the Company in the event of death or disability of the holder, as defined, during a seven-year period from the date of original issuance. The Company has determined that redemption of these shares of Class A common stock is not probable and, as such, has not adjusted the carrying value of such shares to fair value as of March 31, 2010 and December 31, 2009, respectively.
Series A Redeemable Preferred Stock
In March 2007, the Company issued and had outstanding 5,000 shares of non-voting Series A Preferred Stock (“Series A Preferred Stock”), which are mandatorily redeemable by the Company at $1,000 per share, in cash, on November 30, 2012. The Series A Preferred Stock receives cash dividends annually on April 30 at an annual rate equal to $40 per share and if such dividends are not paid when due such annual dividend rate shall increase to $60 per share and continue to accrue without interest until such delinquent payments are made. At March 31, 2010 and December 31, 2009, $192,000 and $142,000 is recorded as a current liability, respectively. The holders of the Series A Preferred Stock are restricted from transferring such shares and the Company has a first refusal right and may elect to repurchase the shares prior to the mandatory November 30, 2012 redemption. Upon liquidation and certain transactions treated as liquidations, as defined in the Company’s Certificate of Incorporation, the Series A Preferred Stock has liquidation preferences over the Company’s Series B Convertible Preferred Stock and Class A common stock. The number of issued and outstanding shares of Series A Preferred Stock, the $1,000 per share repurchase price and the annual cash dividends are all subject to equitable adjustment whenever there is a stock split, stock dividend, combination, recapitalization, reclassification or other similar event. As long as there is Series A Preferred Stock outstanding, no dividends may be declared or paid on common stock of the Company. The holders of Series A Preferred Stock are entitled to one vote per share for all matters subject to vote.
Series B Convertible Preferred Stock
In December 2008, the Company issued and had outstanding 1,791,768 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), which are convertible, at the option of the holder, at $6.70 per share into Class A common stock. The Series B Preferred Stock are entitled to receive a dividend which shall be payable in cash when, as and if declared by the Board of Directors of the Company at the rate of 15% per annum on each share of Series B Preferred Stock outstanding, compounding quarterly. To the extent not paid, dividends shall accumulate. Upon liquidation and certain transactions treated as liquidations, including a qualified public offering, as defined in the Company’s Certificate of Incorporation, the Series B Preferred Stock has liquidation preferences over the Company’s Class A common stock. The number of issued and outstanding shares of Series B Preferred Stock, the $6.70 per share conversion price and the cash dividends are all subject to equitable adjustment whenever there is a stock split, stock dividend, combination, recapitalization, reclassification or other similar event. As long as there is Series B Preferred Stock outstanding, no dividends may be declared or paid on Class A common stock of the Company. The holders of Series B Preferred Stock are entitled to one vote per share for all matters subject to vote equal to the number of shares of Class A common stock into which the shares of Series B Preferred Stock is convertible at the time of the vote.

Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $0.5 million per occurrence and cargo coverage for claims in excess of $0.1 million per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of March 31, 2010, the Company had reserves for estimated uninsured losses of $2.6 million.
9. Related Party Transactions
As part of the 2007 acquisition of Big Rock Transportation, Inc., Midwest Carriers, Inc., Sargent Trucking, Inc., B&J Transportation, Inc., and Smith Truck Brokers, Inc. (collectively, “Sargent”), the Company was required to pay an earnout to the former Sargent owners and now Series A Preferred Stock holders. At both March 31, 2010 and December 31, 2009, $0.8 million related to the amounts earned in 2006 and 2007 was classified as a long-term liability. The Company’s obligation to make further contingent payments to the former Sargent owners terminated as of December 31, 2009.
As part of the Bullet acquisition, the Company issued $3.0 million face amount of junior subordinated notes plus eight-year warrants exercisable for an aggregate 268,765 shares of Class A common stock payable to the former Bullet owners. Also, as part of the Bullet acquisition, the Company issued $15.5 million face amount of junior subordinated notes plus eight-year warrants exercisable for an aggregate 1,388,620 shares of Class A common stock payable to existing stockholders and their affiliates. The junior subordinated notes are included in the table below.
The Company entered a consulting and non-compete agreement in 2006 with a former employee and current stockholder. The consulting fee is $0.1 million per year through 2016.
Certain holders of the Company’s subordinated notes are also stockholders of the Company.

The following is a summary of the Company’s transactions for the subordinated and junior subordinated notes with related parties (in thousands):

	Principal owed	Interest expense for	Fees paid for the
	as	the three months	three months
	of March 31,	ended	ended
	2010	March 31, 2010	March 31, 2010
Subordinated Notes:
American Capital	$20,838	$936	$0
Sankaty	20,753	1,318	0
RGIP	210	13	0

Junior Subordinated Notes:
Sankaty	$5,646	$376	$0
RGIP	58	4	0
Thayer affiliates	2,761	182	0
Eos affiliates	5,753	380	0
10. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments which are also reportable segments: LTL and TL.
These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment which includes stock-based compensation expense and acquisition expenses.
The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
LTL	$91,326	$70,145
TL	38,191	34,353
Eliminations	(103)	(64)

Total	$129,414	$104,434

Operating Income:
LTL	$5,166	$1,331
TL	1,543	955
Corporate	(244)	(175)

Total operating income	$6,465	$2,111
Interest expense	4,435	2,912

Income (loss) before provision for income taxes	$2,030	$(801)

Depreciation and Amortization:
LTL	$504	$390
TL	180	156

Total	$684	$546

Capital Expenditures:
LTL	$205	$137
TL	84	21

Total	$289	$158

	March 31,	December 31,
	2010	2009
Assets:
LTL	$249,151	$245,508
TL	48,953	45,967
Eliminations	(253)	(640)

Total	$297,851	$290,835

11. Subsequent Events
Stock Split
On May 7, 2010, the Company effected a 149.314-for-one stock split of all outstanding shares of its Class A common stock, Class B common stock, and Series B preferred stock. The condensed consolidated financial statements have been retrospectively restated to reflect this stock split. The Company’s preferred stock subject to mandatory redemption was not included in the stock split. In addition, in connection with the initial public offering (“IPO”), all shares of Class A common stock, Class B common stock and Series B preferred stock was converted into a single class of new common stock.
Initial Public Offering
On May 18, 2010, the Company closed its IPO of 10.6 million shares of common stock at an offering price of $14 per share. The offering included 9.0 million shares sold by the Company and 1.6 million shares sold by certain selling stockholders. The net proceeds to the Company from this offering were approximately $115.0 million, after deducting underwriting discounts, commissions and offering expenses.
The Company used the IPO proceeds to prepay $40.4 million of outstanding debt under the RRTS credit facility, $42.8 million to retire subordinated notes and accrued interest and $31.8 million to retire the junior subordinated notes and accrued interest, including prepayment penalties of $10.6 million.
On June 4, 2010, the Company closed the sale of an additional 403,286 shares of its common stock at an offering price of $14 per share. The sale was a result of the partial exercise of the over-allotment option to purchase additional shares granted to the underwriters in conjunction with the IPO. The Company will use the proceeds to repay indebtedness under its new credit agreement.
GTS Merger
On February 29, 2008, an affiliate of a principal stockholder of the Company, through Group Transportation Services Holdings, Inc. (“GTS”), acquired all of the outstanding capital stock of Group Transportation Services, Inc. and all of the outstanding member units of GTS Direct, LLC, both transportation management solutions providers. GTS was formed on February 12, 2008 and there were no substantive operations from date of inception until February 29, 2008. Simultaneous with the consummation of the IPO, GTS was merged with a wholly owned subsidiary of the Company. As a result of the merger, the stockholders of GTS became stockholders of the Company. The merger agreement provided that each issued and outstanding share of GTS common stock was converted into 141.848 (adjusted for the IPO stock split) shares of the Company’s common stock, or a total of 3,230,324 shares. In addition, the Company assumed all outstanding options to purchase GTS common stock issued by GTS to its employees.

Transfers of net assets or exchanges of equity interests between entities under common control do not constitute business combinations. Because the Company and GTS had the same control group immediately before and after the GTS merger, the GTS merger will be accounted for as a combination of entities under common control on a historical cost basis in a manner similar to a pooling of interests.
As a result of the GTS merger taking place in the second quarter of 2010, the Company’s financial information in this Current Report on Form 10-Q is presented on a stand-alone basis. On a pro forma combined basis, assuming the merger occurred at the beginning of the period, revenues would have been $142.8 million for the three months ended March 31, 2010. Operating income would have been $7.2 million on a pro forma combined basis for the three months ended March 31, 2010 and $7.5 million excluding acquisition transaction expenses of $0.3 million.
Debt Restructuring
In connection with the IPO, the Company entered into a new credit agreement on May 18, 2010 with U.S. Bank National Association. The credit agreement is five-year, $55 million revolving credit facility collateralized by all assets of the Company and subject to a borrowing base equal to 85% of the Company’s eligible receivables. The new credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Borrowings under the credit agreement will bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.5%.
The Company used $43.3 million of borrowings under the new facility, together with restricted cash of $4.1 million, to retire the remaining RRTS debt, all GTS debt, and to pay $4.6 million of transaction and financing expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included in our Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in the section Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our results for the year ended December 31, 2009, set forth in our prospectus filed with the Securities and Exchange Commission on May 13, 2010.
Company Overview
We are a leading non-asset based transportation and logistics service provider offering a full suite of solutions, including customized and expedited less-than-truckload (LTL), truckload (TL) and intermodal brokerage (transporting a shipment by more than one mode, primary via rail and truck), and domestic and international air. We utilize a proprietary web-enabled technology system and a broad third-party network of transportation providers, comprised of independent contractors (ICs) and purchased power, to serve a diverse customer base in terms of end market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments which are also reportable segments: LTL and TL.
Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 17 leased service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
Within our TL brokerage business, we arrange the pickup and delivery of TL freight through our network of nine company dispatch offices and 42 independent brokerage agents primarily located throughout the Eastern United States and Canada. We offer temperature-controlled, dry van, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
Our success principally depends on our ability to generate revenues through our network of sales personnel and independent brokerage agents and to deliver freight in all modes safely, on time, and cost-effectively through a suite of solutions tailored to the needs of each client. Customer shipping demand, over-the-road freight tonnage levels, and equipment capacity, which are subject to overall economic conditions, ultimately drive increases or decreases in our revenues. Our ability to operate profitably and generate cash is also impacted by the average over-the-road length of haul, pricing dynamics, customer mix, and our ability to manage costs effectively. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is typically comprised of a base rate, a fuel surcharge, and any applicable service fees. Within our TL brokerage business, we typically charge a flat rate negotiated on each load based upon the industry factors noted above and in place at the time of the freight movement.
We incur costs that are directly related to the transportation of freight, including purchased transportation costs and commissions paid to our brokerage agents. We also incur indirect costs associated with the transportation of freight that include other operating costs, such as insurance and claims. In addition, we incur personnel-related costs and other operating expenses, collectively discussed herein as other operating expenses, essential to administering our operations. We continually monitor all components of our cost structure and establish annual budgets, which are generally used to benchmark costs incurred on a monthly basis.

Purchased transportation costs within our LTL business represent amounts we pay to ICs or purchased power providers and are generally contractually agreed-upon rates. Purchased transportation costs within our TL brokerage business are typically based on negotiated rates for each load hauled. We pay commissions to each brokerage agent based on a percentage of margin generated. Purchased transportation costs are the largest component of our cost structure and are generally higher as a percentage of revenues within our TL brokerage business than within our LTL business. Our purchased transportation costs typically increase or decrease in proportion to revenues.
Our ability to maintain or grow existing tonnage levels is impacted by overall economic conditions, shipping demand, and over-the-road freight capacity in North America, as well as by our ability to offer a competitive solution in terms of pricing, safety, and on-time delivery. We have experienced significant fluctuations in year-over-year tonnage levels in recent years.
The industry pricing environment also impacts our operating performance. Our LTL pricing is typically measured by billed revenue per hundredweight and is dictated primarily by factors such as average shipment size, shipment frequency and consistency, average length of haul, freight density, and customer and geographic mix. Pricing within our TL brokerage business generally has fewer influential factors than pricing within our LTL business, but is also typically driven by shipment frequency and consistency, average length of haul, and customer and geographic mix. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector.
The transportation industry is dependent upon the availability of adequate fuel supplies. Our LTL business typically charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. Although revenues from fuel surcharges generally more than offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, our operating income may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. The operating income of our TL brokerage business is not impacted directly by changes in fuel rates as we are able to pass through fuel costs to our customers.
Outlook
As a result of our May 2010 initial public offering, we will incur reduced interest expense primarily attributable to the reduction of approximately $115.0 million of our outstanding indebtedness. This reduction in interest expense will be partially offset by the incurrence of additional indebtedness in connection with the GTS merger. In addition, in connection with the refinancing of our credit agreement, we will incur a one-time charge, expected to be recognized in the second quarter of 2010, of approximately $16.9 million. This charge consists of (i) approximately $10.6 million of prepayment penalties, (ii) the payment of approximately $2.6 million of unaccreted discount on our junior subordinated notes, (iii) the non-cash write-off of approximately $2.2 million of deferred debt issuance costs, and (iv) the payment of an aggregate of $1.5 million for the termination of our and GTS’ management and consulting agreements.
In addition, as a result of the offering, we are required to implement additional corporate governance practices and to adhere to a variety of reporting requirements and accounting rules. Specifically, we are required to file periodic and other reports with the SEC under the applicable U.S. federal securities laws or to comply with the requirements of U.S. federal securities laws applicable to public companies, such as Section 404 of the Sarbanes-Oxley Act of 2002. In order to comply with these and other Sarbanes-Oxley Act obligations, we anticipate that we will incur approximately $1.0 million in annual legal, insurance, financial compliance, and other public company expenses that we did not incur as a private company prior to the IPO.

Results of Operations
The following table sets forth, for the periods indicated, summary LTL, TL, corporate and consolidated statement of operations data. Such revenue data for our LTL and TL business segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our LTL and TL business segments are expressed as a percentage of segment revenues. Consolidated statement of operations data are expressed as a percentage of consolidated revenues.

	Three Months Ended March 31,
	2010		2009
		% of		% of
(In thousands)	$	Revenues	$	Revenues
Revenues:
LTL	$91,326	70.6%	$70,145	67.2%
TL	38,191	29.5%	34,353	32.9%
Eliminations	(103)	(0.1%)	(64)	(0.1%)

Total	129,414	100.0%	104,434	100.0%

Purchased transportation costs:
LTL	67,154	73.5%	51,800	73.8%
TL	33,897	88.8%	30,408	88.5%
Eliminations	(103)	(0.1%)	(64)	(0.1%)

Total	100,948	78.0%	82,144	78.7%

Other operating expenses(1):
LTL	18,502	20.3%	16,624	23.7%
TL	2,571	6.7%	2,834	8.2%
Corporate	244	0.2%	175	0.2%

Total	21,317	16.5%	19,633	18.8%

Depreciation and amortization:
LTL	504	0.6%	390	0.6%
TL	180	0.5%	156	0.5%

Total	684	0.5%	546	0.5%

Operating income:
LTL	5,166	5.7%	1,331	1.9%
TL	1,543	4.0%	955	2.8%
Corporate	(244)	(0.2%)	(175)	(0.2%)

Total	6,465	5.0%	2,111	2.0%

Interest expense	4,435	3.4%	2,912	2.8%

Income (loss) before provision for income taxes	2,030	1.6%	(801)	(0.8%)
Provision (benefit) for income taxes	857	0.7%	(232)	(0.2%)

Net income (loss)	1,173	0.9%	(569)	(0.5%)
Accretion of series B preferred stock	515	0.4%	445	0.4%

Net income (loss) available to common stockholders	$658	0.5%	$(1,014)	(1.0%)

(1)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues
Consolidated revenues increased by $25.0 million, or 23.9%, to $129.4 million during the first quarter of 2010 from $104.4 million during the first quarter of 2009.
As a result of the addition of new customers and improvements in our LTL pricing, LTL revenues increased by $21.2 million, or 30.2%, to $91.3 million during the first quarter of 2010 from $70.1 million during the first quarter of 2009. During the first quarter of 2010, our LTL tonnage increased by 29.6% quarter over quarter, which in turn was primarily attributable to an increase in the number of customers, while LTL tonnage in the U.S. over-the-road freight sector declined 9.7% during the same period. Our trend resulted primarily from a 25% increase in our monthly average number of LTL customers during the first quarter of 2010 compared to first quarter of 2009 and the acquisition of certain assets of Bullet Freight Systems, Inc. (“Bullet”) in December 2009. During the first quarter of 2010, our LTL revenue per hundredweight, including fuel surcharges, increased 3.0% from the first quarter of 2009, while LTL revenue per hundredweight in the U.S. over-the-road freight sector declined 6.6% during the same period.
TL brokerage revenues increased by $3.8 million, or 11.2%, to $38.2 million during the first quarter of 2010 from $34.4 million during the first quarter of 2009, primarily due to increases in market pricing and tonnage, as well as the continued expansion of our TL brokerage agent network.
Purchased Transportation Costs
Purchased transportation costs increased by $18.8 million, or 22.9%, to $100.9 million during the first quarter of 2010 from $82.1 million during the first quarter of 2009.
LTL purchased transportation costs increased by $15.4 million, or 29.6%, to $67.2 million during the first quarter of 2010 from $51.8 million during the first quarter of 2009, and decreased modestly as a percentage of LTL revenues to 73.5% from 73.8%. This is primarily a result of improved freight density throughout our network offset, in part, by the effects of rising fuel costs on gross profit percentages.
TL purchased transportation costs increased by $3.5 million, or 11.5%, to $33.9 million during the first quarter of 2010 from $30.4 million during the first quarter of 2009, and increased slightly as a percentage of TL revenues to 88.8% from 88.5%, primary due to expansion of our TL brokerage agent network and payment of related commissions to new agents.
Other Operating Expenses
Other operating expenses (which reflect the sum of the personnel and related benefits, other operating expenses and acquisition transaction expenses line items shown in our condensed consolidated statements of operations) increased by $1.7 million, or 8.6%, to $21.3 million during the first quarter of 2010 from $19.6 million during the first quarter of 2009.
Within our LTL business, other operating expenses increased by $1.9 million, or 11.3%, to $18.5 million during the first quarter of 2010 from $16.6 million during the first quarter of 2009. Due to our scalable operating model and targeted cost reduction initiatives, LTL other operating expenses as a percentage of LTL revenues decreased to 20.3% during the first quarter of 2010 from 23.7% during the first quarter of 2009.
Within our TL brokerage business, other operating expenses declined $0.2 million, or 9.3%, to $2.6 million during the first quarter of 2010 from $2.8 million during the first quarter of 2009. As a percentage of TL brokerage revenues, this represents a decrease to 6.7% from 8.2% and is primarily due to increases in market pricing and tonnage, as well as continued expansion of our TL brokerage agent network.
Other operating expenses that were not allocated to our LTL or TL brokerage businesses were $0.2 million during both the first quarter of 2010 and the first quarter of 2009. The $0.2 million incurred during the first quarter of 2010 primarily represents acquisition transaction expenses and stocked based compensation expense. The $0.2 million incurred during the first quarter of 2009 primarily represents stock-based compensation expense.

Depreciation and Amortization
Depreciation and amortization increased to $0.7 million during the first quarter of 2010 from $0.6 million during the first quarter of 2009. Within our LTL business, depreciation and amortization increased to $0.5 million during the first quarter of 2010 from $0.4 million during the first quarter of 2009, primarily as a result of our decision to replace high-cost leased trailers with used trailers. Depreciation and amortization within our TL business was $0.2 million during both the first quarter of 2010 and the first quarter of 2009.
Operating Income
Operating income increased by $4.4 million, or 206.3%, to $6.5 million during the first quarter of 2010 from $2.1 million during the first quarter of 2009. As a percentage of revenues, operating income increased to 5.0% during the first quarter of 2010 from 2.0% during the first quarter of 2009.
Within our LTL business, operating income increased by $3.9 million, or 288.1%, to $5.2 million from $1.3 million, which represents an increase as a percentage of LTL revenues to 5.7% from 1.9%.
Within our TL business, operating income increased by $0.5 million, or 61.6%, to $1.5 million from $1.0 million, which represents an increase as a percentage of TL brokerage revenues to 4.0% from 2.8%.
Interest Expense
Interest expense increased by $1.5 million, or 52.3%, to $4.4 million during the first quarter of 2010 from $2.9 million during the first quarter of 2009, primarily as a result of incremental debt financing to support the Bullet acquisition.
Income Tax
Income tax provision was $0.9 million during the first quarter of 2010 compared to a benefit of $0.2 million during the first quarter of 2009. The effective tax rate was 42.2% during the first quarter of 2010 compared to a benefit of 29.0% during the first quarter of 2009. The effective income tax rate in each year varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income (Loss) Available to Common Stockholders
Net income available to common stockholders was $0.7 million during the first quarter of 2010 compared to a net loss of $1.0 million during the first quarter of 2009. Net income available to common stockholders during the first quarter of 2010 was impacted by $0.5 million of accretion of Series B preferred stock dividends, compared to an impact of $0.4 million during the first quarter of 2009. Upon completion of our IPO, our shares of Series B preferred stock were converted into shares of our common stock and such accretion was eliminated as of the date of conversion.
Liquidity and Capital Resources
Historically, our primary sources of cash have been borrowings under our revolving credit facility, sale of subordinated notes, equity contributions, and cash flows from operations. Our primary cash needs are to fund normal working capital requirements, to finance capital expenditures, and to repay our indebtedness. As of March 31, 2010, we had $1.3 million in cash and cash equivalents, $21.9 million in working capital, and $9.7 million of availability under our previous credit facility.
On May 18, 2010, we consummated our initial public offering (“IPO”). The net proceeds we received from this offering were $115.0 million, after deducting underwriting discounts, commissions and related expenses. We used the IPO proceeds to prepay $40.4 million of outstanding debt under our previous credit facility, $42.8 million to retire subordinated notes and accrued interest and $31.8 million to retire the junior subordinated notes and accrued interest, including prepayment penalties of $10.6 million.

In connection with our IPO, we entered into a new credit agreement on May 18, 2010 with U.S. Bank National Association, a national banking association, acting as administrative agent for the lender group. The credit agreement consists of a revolving line of credit up to a maximum aggregate amount of $55 million, of which up to $5 million may be used for Swing Line Loans (as defined in the credit agreement) and up to $8 million may be used for letters of credit. The credit facility matures on May 18, 2015.
Advances under the credit agreement will bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.5%.
Our credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
We used $43.3 million of borrowings under the new facility, together with restricted cash of $4.1 million, to retire our remaining previous debt, all GTS debt, as well as to pay $4.6 million of transaction and financing expenses.
Cash Flows
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in)
Operating activities	$2,609	$(1,969)
Investing activities	(277)	(138)
Financing activities	(1,675)	3,175

Net change in cash and cash equivalents	$657	$1,068

Cash Flows from Operating Activities
Cash provided by (used in) our operating activities primarily consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, deferred interest, share-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.
Cash provided by operating activities was $2.6 million during the first quarter of 2010 and consisted of $1.2 million of net income plus $3.9 million of non-cash items, consisting primarily of depreciation and amortization, deferred interest and deferred taxes, less $2.5 million of net cash used for working capital purposes and other activities.
Cash used for working capital during the first quarter of 2010 primarily reflected a $7.6 million increase in accounts receivable and was offset by a $0.1 million decrease in prepaid expenses and other assets, a $4.5 million increase in accounts payable and accrued expenses, and a $0.5 million increase in other liabilities.
Cash Flows from Investing Activities
Cash used in investing activities was $0.3 million during the first quarter of 2010. Our first quarter 2010 cash used in investing activities primarily reflects $0.3 million of capital expenditures used to support our operations.

Cash Flows from Financing Activities
Cash used in financing activities was $1.7 million during the first quarter of 2010. Our first quarter 2010 cash used in financing activities reflects net borrowings of $1.6 million and payments of $0.1 million for capital leases.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Application of the accounting policies described below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The following is a brief discussion of our critical accounting policies and estimates.
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is tested for impairment at least annually in our second quarter using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. Our reporting units are our operating segments as this is the lowest level for which discrete financial information is prepared and regularly reviewed by management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of our impairment test, the fair value of our reporting units are calculated based upon an average of an income fair value approach and market fair value approach.
Other intangible assets recorded consist of definite lived customer lists. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The determination of a valuation allowance is based on estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. In making such a determination, all available positive and negative evidence, scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. When evaluating the need for a valuation allowance as of March 31, 2010, we considered that we achieved cumulative net income before provision for income taxes for the most recent three years, after considering the impact of offering expenses. Further, we expect to achieve cost savings from the restructuring and synergies related to the Bullet acquisition and a reduction of interest expense related to debt restructuring that will further increase our ability to realize the benefits of the net operating loss carry forwards. The tax deductibility of the goodwill related to our acquisitions will reduce taxable income in future years; however, under our current structure, we estimate that we will generate taxable income in 2010 and will utilize all existing net operating losses carry forwards before their expiration. These estimates can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect future taxable income. Although management believes that the estimates are reasonable, the deferred tax asset and any related valuation allowance will need to be adjusted if management’s estimates of future taxable income differ from actual taxable income. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the consolidated results of operations. At March 31, 2010 and December 31, 2009, there was no valuation allowance recorded.

At March 31, 2010 we had $37.1 million of gross federal net operating losses which are available to reduce federal income taxes in future years and expire in the years 2025 through 2029. We are subject to federal and state tax examinations for all tax years subsequent to December 31, 2005. Although the pre-2006 years are no longer subject to examinations by the Internal Revenue Service and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in the future.
Revenue Recognition
LTL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; and collection of revenue is reasonably assured. We use a percentage of completion method to recognize revenue, which results in an allocation of revenue between reporting periods based on the distinctive phases of each LTL transaction completed in each reporting period, with expenses recognized as incurred. In accordance with ASC 605-20-25-13, management believes that this is the most appropriate method for LTL revenue recognition based on the multiple distinct phases of a typical LTL transaction, which is in contrast to the single phase of a typical TL transaction.
TL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; delivery has occurred; and our obligation to fulfill a transaction is complete and collection of revenue is reasonable assured. This occurs when we complete the delivery of a shipment.
We typically recognize revenue on a gross basis, as opposed to a net basis, because we bear the risks and benefits associated with revenue-generated activities by, among other things, (1) acting as a principal in the transaction, (2) establishing prices, (3) managing all aspects of the shipping process and (4) taking the risk of loss for collection, delivery and returns.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
In our LTL and TL businesses, our primary market risk centers on fluctuations in fuel prices, which can affect our profitability. Diesel fuel prices fluctuate significantly due to economic, political, and other factors beyond our control. Our ICs and purchased power pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to pass along our fuel surcharges.
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility. The interest rate on our credit facility fluctuates based on the prime rate or LIBOR plus an applicable margin. Assuming our new $55.0 million revolving credit facility entered into subsequent to the end of the quarter ended March 31, 2010 was fully drawn, a 1.0% increase in the borrowing rate would increase our annual interest expense by $0.5 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.
We maintain a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in our reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.
Our Chief Executive Officer and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to Company management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding disclosure.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS.
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities and Exchange Act of 1934, as amended, on May 13, 2010 in analyzing an investment in our common stock. If any of such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.
In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Use of Proceeds
On May 12, 2010, our Registration Statement on Form S-1 (File No. 333-152504) relating to our initial public offering of up to 12,190,740 shares of our common stock (including shares subject to the underwriters’ over-allotment option to purchase additional shares) was declared effective. On May 18, 2010, we completed the sale of 10,600,644 shares of our common stock for cash consideration of $13.02 per share (net of underwriting discounts). Robert W. Baird & Co. Incorporated acted as the bookrunner for the offering and BB&T Capital Markets and Stifel, Nicolaus & Company, Incorporated served as co-lead managers.
As contemplated in our prospectus, dated May 12, 2010, filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, we received net proceeds of approximately $115.0 million from our initial public offering of 10,600,644 shares after deducting underwriting discounts, commissions, and related expenses. We used approximately $40.4 million of the net proceeds to prepay the outstanding debt under our previous credit facility, $42.8 million to retire subordinated notes and accrued interest, and $31.8 million to retire junior subordinated notes and accrued interest, including prepayment penalties of $10.6 million.
On June 4, 2010, we completed the sale of an additional 403,286 shares of our common stock for cash consideration of $13.02 per share (net of underwriting discounts) pursuant to a partial exercise of the underwriters’ over-allotment option. We plan to use the proceeds from the sale of additional shares pursuant to the partial exercise of the underwriters’ over-allotment option to repay indebtedness.
We did not receive any of the net proceeds from the sale of shares of common stock by the selling stockholders in the offering, which were approximately $20.8 million.

ITEM 6.	EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roadrunner Transportation Systems, Inc.
Date: June 23, 2010	By:	/s/ Mark A. DiBlasi
		Name:	Mark A. DiBlasi
		Title:	President and Chief Executive Officer

Date: June 23, 2010	By:	/s/ Peter R. Armbruster
		Name:	Peter R. Armbruster
		Title:	Chief Financial Officer, Secretary, and Treasurer