Form 10-Q
period 2010-06-30
Roadrunner Transportation Systems, Inc.
filed 2010-08-13
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $0.01 par value, of registrant outstanding at August 12, 2010: 30,072,313.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,112	$2,176
Accounts receivable, net	69,631	57,887
Deferred income taxes	1,578	1,578
Prepaid expenses and other current assets	9,215	8,501

Total current assets	83,536	70,142

PROPERTY AND EQUIPMENT, NET	6,968	7,518
OTHER ASSETS:
Goodwill	246,889	244,671
Other noncurrent assets	8,547	10,950

Total other assets	255,436	255,621

TOTAL ASSETS	$345,940	$333,281

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$8,768
Accounts payable	35,769	31,184
Accrued expenses and other liabilities	9,210	12,152

Total current liabilities	44,979	52,104
LONG-TERM DEBT, net of current maturities	33,950	130,167
OTHER LONG-TERM LIABILITIES	5,211	4,627
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	5,000	5,000

Total liabilities	89,140	191,898

COMMITMENTS AND CONTINGENCIES (NOTE 9)
REDEEMABLE COMMON STOCK:
Redeemable common stock $.01 par value; 259,800 shares issued and outstanding	—	1,740

STOCKHOLDERS’ INVESTMENT:
Series B convertible preferred stock; 1,792 shares issued and outstanding		13,950
Class A common stock $.01 par value; 14,567 shares issued and outstanding		147
Class B common stock $.01 par value; 299 shares authorized; 283 shares issued and outstanding		3
Common Stock $.01 par value; 100,000 shares authorized; 29,946 and 3,092 shares issued and outstanding	299	31
Additional paid-in capital	261,462	125,803
Retained deficit	(4,961)	(291)

Total stockholders’ investment	256,800	139,643

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ INVESTMENT	$345,940	$333,281

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$159,770	$120,196	$302,532	$230,720
Operating expenses:
Purchased transportation costs	124,436	93,627	235,103	180,318
Personnel and related benefits	15,420	12,793	29,688	25,724
Other operating expenses	9,657	8,302	19,121	16,451
Depreciation and amortization	766	730	1,617	1,418
Acquisition transaction expenses	—	—	332	—
IPO related expenses	1,500	—	1,500	—

Total operating expenses	151,779	115,452	287,361	223,911

Operating income	7,991	4,744	15,171	6,809
Interest expense:
Interest on long-term debt	2,606	3,133	7,248	6,145
Dividends on preferred stock subject to mandatory redemption	50	50	100	100

Total interest expense	2,656	3,183	7,348	6,245

Loss on early extinguishment of debt	15,916	—	15,916	—

(Loss) income before (benefit) provision for income taxes	(10,581)	1,561	(8,093)	564
(Benefit) provision for income taxes	(4,454)	673	(3,423)	441

Net (loss) income	(6,127)	888	(4,670)	123
Accretion of Series B preferred stock	250	507	765	952

Net (loss) income available to common stockholders	$(6,377)	$381	$(5,435)	$(829)

(Loss) earnings per share available to common stockholders:
Basic	$(0.25)	$0.02	$(0.25)	$(0.05)

Diluted	$(0.25)	$0.02	$(0.25)	$(0.05)

Weighted average common stock outstanding:
Basic	25,497	17,469	21,906	17,469

Diluted	25,497	17,481	21,906	17,469

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,670)	$123
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,086	1,761
Gain on disposal of buildings and equipment	(63)	(4)
Loss on early extinguishment of debt	2,224	—
Deferred interest	2,728	1,187
Share-based compensation	264	392
Provision for bad debts and freight bill adjustments	432	385
Deferred tax (benefit) provision	(3,524)	71
Changes in:
Accounts receivable	(11,947)	(5,074)
Prepaid expenses and other assets	(827)	(1,490)
Accounts payable	4,277	(1,436)
Accrued expenses	(2,946)	(1,813)
Other liabilities	371	677

Net cash used in operating activities	(11,595)	(5,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	4,066	900
Acquisition of business, net of cash acquired	(1,910)	—
Capital expenditures	(749)	(1,512)
Proceeds from sale of buildings and equipment	86	58

Net cash provided by (used in) investing activities	1,493	(554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under old revolving credit facilities	28,810	41,845
Payments under old revolving credit facilities	(64,470)	(31,645)
Borrowings under new revolving credit facilities, net of issuance costs	39,671	—
Payments under new revolving credit facilities	(6,589)	—
Long-term debt borrowings	1,184	(2,750)
Long-term debt payments	(107,213)	(420)
Proceeds from issuance of common stock, net of issuance costs	119,823	—
Reduction of capital lease obligation	(178)	(86)

Net cash provided by financing activities	11,038	6,944

NET INCREASE IN CASH AND CASH EQUIVALENTS	936	1,169

CASH AND CASH EQUIVALENTS:
Beginning of period	2,176	1,400

End of period	$3,112	$2,569

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$8,183	$5,773

Cash paid for income taxes (net of refunds)	$238	$183

Noncash Series B convertible preferred stock dividend	$765	$952
See notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation, Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments, which are also reportable segments: less-than-truckload (“LTL”), truckload brokerage (“TL”) and transportation management solutions (“TMS”). Within the LTL business, the Company operates 17 service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within the TL business, the Company operates nine dispatch offices and is augmented by 44 independent agents. The TMS business provides a “one-stop” transportation and logistics solution. The Company, from pickup to delivery, leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.
On February 29, 2008, Thayer | Hidden Creek Partners II, L.P. (“THCP II”), through an indirect majority-owned subsidiary, GTS Acquisition Sub, Inc. (“GTS”), acquired all of the outstanding capital stock of Group Transportation Services, Inc. and all of the outstanding member units of GTS Direct, LLC (the “Transaction”). THCP II is an affiliate of Thayer Equity Investors V, L.P., the controlling shareholder of the Company. GTS was formed on February 12, 2008 and there were no substantive operations from date of inception until the Transaction on February 29, 2008. On May 18, 2010, GTS merged with a wholly owned subsidiary of the Company (the “GTS Merger”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Company believes such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of its financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While the Company believes the disclosures presented are adequate, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2009 contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on May 13, 2010. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010, or any other interim period.
Principles of Consolidation
Transfers of net assets or exchanges of equity interests between entities under common control do not constitute business combinations. Because the Company and GTS had the same control group immediately before and after the GTS Merger, the GTS Merger has been accounted for as a combination of entities under common control on a historical cost basis in a manner similar to a pooling of interests. The accompanying condensed consolidated financial statements have been prepared as if the GTS Merger occurred on February 29, 2008, the date of common control. Accordingly, the accompanying condensed consolidated financial statements include the results of operations of GTS for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.
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

2. Restricted Cash
In December 2008, the Company deposited $5.0 million into a restricted cash account pursuant to the terms of the Keep Well Agreement entered into in conjunction with the issuance of its Series B Convertible Preferred Stock. The agreement terminates when all funds are used or all senior debt obligations have been paid in full. On May 18, 2010, the Company retired all outstanding senior debt obligations and the Keep Well Agreement was terminated and the restricted cash balance of $4.1 million was released. At December 31, 2009, restricted cash of $4.1 million is included in other noncurrent assets in the accompanying condensed consolidated balance sheets.
3. Acquisitions
On September 15, 2009, GTS acquired all of the outstanding membership interests of Mesca Freight Services, LLC (“Mesca”) for purposes of expanding its current market presence and service offerings in the TMS segment. Mesca operates as a non-asset based, third-party logistics provider from its headquarters in Maine. Total consideration was $9.1 million, including $1.8 million of cash acquired. A working capital adjustment in the amount of $0.1 million was paid by GTS in 2010. The acquisition price and related financing fees of approximately $0.1 million were financed with proceeds from the sale of common stock by GTS of $4.2 million and borrowings under a credit facility of $4.4 million. GTS incurred $0.6 million of transaction expenses related to this acquisition.
In addition to cash paid at closing, the Mesca agreement calls for contingent consideration in the form of an earnout. The former owners of Mesca are entitled to receive a payment equal to the amount by which Mesca’s earnings before income taxes, depreciation and amortization, as defined in the purchase agreement, exceeds $1.6 million for the years ending December 31, 2010 and 2011. Approximately $2.4 million has been included in goodwill and is included in the TMS segment.
On December 7, 2009, GTS acquired all of the outstanding stock of Great Northern Transportation Services, Inc. (“GNTS”) for purposes of expanding its current market presence and service offerings in the TMS segment. GNTS is an agent of Mesca and operates from New Hampshire. Total consideration was $1.7 million, including $0.2 million of cash acquired. The acquisition price was financed with proceeds from the sale of common stock by GTS of $0.9 million and borrowings under a credit facility of $0.9 million. GTS incurred $0.2 million of transaction expenses related to this acquisition.
In addition to cash paid at closing, the GNTS agreement calls for contingent consideration in the form of an earnout. The former owner of GNTS is entitled to receive a payment equal to the amount by which GNTS’ earnings before income taxes, depreciation and amortization, as defined in the purchase agreement exceeds $0.6 million for the years ending December 31, 2010 and 2011. Approximately $0.2 million has been included in goodwill and is included in the TMS segment.
In connection with the acquisitions of Mesca and GNTS, the carrying amount of the contingent consideration was revalued to fair value as of June 30, 2010, resulting in recording $0.1 million of expense, which is included in interest on long-term debt in the accompanying condensed statements of operations for the three and six months ended June 30, 2010.
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

On February 12, 2010, GTS acquired all the outstanding stock of Alpha Freight Systems, Inc. (“Alpha”) for purposes of expanding its current market presence and service offerings in the TMS segment. Total consideration was $2.0 million, including $0.1 million of cash acquired. The acquisition price was financed with proceeds from the sale of common stock by GTS of $1.0 million and borrowings under a credit facility of $1.2 million. GTS incurred $0.2 million transaction expenses related to this acquisition. The Company anticipates that the goodwill associated with the first quarter 2010 acquisition of Alpha will be deductible for tax purposes.
The following is a summary of the allocation of the purchase price paid to the fair value of the net assets (in thousands):

	Mesca	GNTS	Bullet	Alpha
Accounts receivable	$1,895	$706	$3,940	$519
Other current assets	69	—	—	8
Property and equipment	170	—	170	25
Goodwill	8,986	1,643	26,068	1,869
Customer relationship intangible assets	246	—	800	—
Other noncurrent assets	1	1	46
Accounts payable and other liabilities	(4,010)	(819)	(3,819)	(511)

	$7,357	$1,531	$27,205	$1,910

The Mesca, GNTS, Bullet and Alpha goodwill is a result of acquiring and retaining their existing workforces and expected synergies from integrating their operations into the Company.
4. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired.
The following is a rollforward of goodwill from December 31, 2009 to June 30, 2010 (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2009	$185,058	$25,776	$33,837	$244,671
Acquisition of Alpha	—	—	1,869	1,869
Adjustment to the Bullet acquisition	349	—	—	349

Goodwill balance as of June 30, 2010	$185,407	$25,776	$35,706	$246,889

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships — TL	$1,800	$1,350	$450	$1,800	$1,170	$630
Customer relationships — LTL	800	80	720	800	—	800
Customer relationships — TMS	546	177	369	546	122	424

Total customer relationships	$3,146	$1,607	$1,539	$3,146	$1,292	$1,854

The customer relationships intangible assets are amortized over their five-year useful life.

5. Fair Value Measurement
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.
The following table presents information as of June 30, 2010 and December 31, 2009, respectively, about the Company’s financial liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):
June 30, 2010

				Fair
	Level 1	Level 2	Level 3	Value
Contingent purchase price related to acquisitions	$—	$—	$2,838	$2,838

Total liabilities at fair value	$—	$—	$2,838	$2,838

December 31, 2009

				Fair
	Level 1	Level 2	Level 3	Value
Contingent purchase price related to acquisitions	$—	$—	$2,705	$2,705

Total liabilities at fair value	$—	$—	$2,705	$2,705

In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three months ended and six months ended June 30, 2010 (in thousands):

Balance as of March 31, 2010	$2,770
Adjustment to contingent purchase obligation	68

Balance as of June 30, 2010	$2,838

Balance as of December 31, 2009	$2,705
Adjustment to contingent purchase obligation	133

Balance as of June 30, 2010	$2,838

6. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Senior debt:
Revolving credit facility	$33,950	$—
Revolving credit facility — RRTS	—	35,660
Revolving credit facility — GTS	—	950
Term loans — RRTS	—	34,500
Term loans — GTS	—	9,925

Total senior debt	33,950	81,035
Subordinated notes	—	41,134
Junior subordinated notes, net of unaccreted discount of $3.0 million	—	16,766

Total debt	33,950	138,935
Less: Current maturities	—	(8,768)

Total long-term debt, net of current maturities	$33,950	$130,167

In connection with the Company’s initial public offering (“IPO”), the Company entered into a new credit agreement on May 18, 2010 with U.S. Bank National Association. The credit agreement is five-year, $55 million revolving credit facility collateralized by all assets of the Company and is subject to a borrowing base equal to 85% of the Company’s eligible receivables. The new credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Borrowings under the credit agreement will bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.5%. The revolving credit facility also provides for the issuance of up to $8.0 million in letters of credit. As of June 30, 2010, the Company had outstanding letters of credit totaling $4.5 million. Total availability under the revolving credit facility was $16.6 million as of June 30, 2010. At June 30, 2010, the interest rate on the revolving credit facility was 3.09%.
The Company used the IPO proceeds to prepay $40.4 million of outstanding debt under the RRTS credit facility, $42.8 million to retire senior subordinated notes and accrued interest, and $31.8 million to retire the junior subordinated notes and accrued interest, including prepayment penalties of $10.6 million. The remaining amount of debt under the old RRTS and GTS credit agreements was paid with the proceeds from the new credit agreement on May 18, 2010.
7. Earnings (Loss) per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding during the period. For the three months ended June 30, 2009, diluted earnings per share is calculated by dividing net income by the weighted average stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. For the three and six months ended June 30, 2010 and the six months ended June 30 2009, respectively, diluted earnings per share did not assume this same exercise of stock options and conversion of warrants as they were deemed anti-dilutive due to the net loss available to common stockholders. There is no difference, for any of the periods presented, in the amount of net income (loss) available to common stockholders used in the computation of basic and diluted earnings per share.

On May 7, 2010, the Company effected a 149.314-for-one stock split of all outstanding shares of its Class A common stock, Class B common stock, and Series B preferred stock. The condensed consolidated financial statements have been retrospectively restated to reflect this stock split.
The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic weighted average stock outstanding	25,497	17,469	21,906	17,469
Effect of dilutive securities:
Employee stock options	—	12	—	—
Warrants	—	—	—	—

Dilutive weighted average stock outstanding	25,497	17,481	21,906	17,469

The Company had additional stock options and warrants outstanding representing 6.1 million and 4.2 million shares as of June 30, 2010 and 2009, respectively. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive.
8. Income Taxes
The effective income tax rate was 42.3% for the six months ended June 30, 2010, compared with 78.2% for the six months ended June 30, 2009. In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, Canadian income taxes, and adjustments for permanent differences.
9. Commitments and Contingencies
Redeemable Common Stock
Certain shares of the Company’s outstanding Class A common stock were issued in 2006 and classified as mezzanine equity. These shares, held by current and former employees of the Company, were subject to redemption at fair value by the Company in the event of death or disability of the holder, as defined, during a seven-year period from the date of original issuance. On June 30, 2010, all of these former and current employees waived their right to have these shares repurchased by the Company. As a result, the condensed consolidated financial statements reflect these shares as common stock as of June 30, 2010.
Series A Redeemable Preferred Stock
In March 2007, the Company issued and had outstanding 5,000 shares of non-voting Series A Preferred Stock (“Series A Preferred Stock”), which are mandatorily redeemable by the Company at $1,000 per share, in cash, on November 30, 2012. The Series A Preferred Stock receives cash dividends annually on April 30 at an annual rate equal to $40 per share, and if such dividends are not paid when due, such annual dividend rate shall increase to $60 per share and continue to accrue without interest until such delinquent payments are made. At June 30, 2010 and December 31, 2009, $42,000 and $142,000 is recorded as a current liability, respectively. The holders of the Series A Preferred Stock are restricted from transferring such shares and the Company has a first refusal right and may elect to repurchase the shares prior to the mandatory November 30, 2012 redemption. Upon liquidation and certain transactions treated as liquidations, as defined in the Company’s Certificate of Incorporation, the Series A Preferred Stock has liquidation preferences over the Company’s common stock. The number of issued and outstanding shares of Series A Preferred Stock, the $1,000 per share repurchase price, and the annual cash dividends are all subject to equitable adjustment whenever there is a stock split, stock dividend, combination, recapitalization, reclassification or other similar event. As long as there is Series A Preferred Stock outstanding, no dividends may be declared or paid on common stock of the Company.

Series B Convertible Preferred Stock
In December 2008, the Company issued and had outstanding 1,791,768 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), which were convertible, at the option of the holder, at $6.70 per share into Class A common stock. The Series B Preferred Stock were entitled to receive a dividend payable in cash when, as and if declared by the Board of Directors of the Company at the rate of 15% per annum on each share of Series B Preferred Stock outstanding, compounding quarterly. To the extent not paid, dividends accumulate. The Series B Preferred Stock, including accumulated dividends, was converted into 2,082,766 shares of common stock immediately prior to the closing of the IPO.
Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $0.5 million per occurrence and cargo coverage for claims in excess of $0.1 million per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of June 30, 2010, the Company had reserves for estimated uninsured losses of $2.5 million.
10. Related Party Transactions
As part of the 2007 acquisition of Big Rock Transportation, Inc., Midwest Carriers, Inc., Sargent Trucking, Inc., B&J Transportation, Inc., and Smith Truck Brokers, Inc. (collectively, “Sargent”), the Company was required to pay an earnout to the former Sargent owners and now Series A Preferred Stock holders. At both June 30, 2010 and December 31, 2009, $0.8 million related to the amounts earned in 2006 and 2007 was classified as a long-term liability. The Company’s obligation to make further contingent payments to the former Sargent owners terminated as of December 31, 2009.
As part of the Bullet acquisition, the Company issued eight-year warrants exercisable for an aggregate 268,765 shares of Class A common stock payable to the former Bullet owners. Additionally, certain existing stockholders and their affiliates also received eight-year warrants exercisable for an aggregate 1,388,620 shares of Class A common stock payable to existing stockholders and their affiliates.
The Company entered into a consulting and non-compete agreement in 2006 with a former employee. The consulting fee is $0.1 million per year through 2016.
11. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also reportable segments: LTL, TL and TMS.
These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes IPO related expenses, acquisition transaction expenses, corporate salaries and stock-based compensation expense.

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
LTL	$106,279	$80,671	$197,605	$150,816
TL	37,617	33,270	75,808	67,623
TMS	16,485	6,771	30,223	13,162
Eliminations	(611)	(516)	(1,104)	(881)

Total	$159,770	$120,196	$302,532	$230,720

Operating Income:
LTL	$7,102	$3,549	$12,268	$4,880
TL	1,454	1,152	2,997	2,107
TMS	1,305	287	2,257	350
Corporate	(1,870)	(244)	(2,351)	(528)

Total operating income	$7,991	$4,744	$15,171	$6,809
Interest expense	2,656	3,183	7,348	6,245
Loss on early extinguishment of debt	15,916	—	15,916	—

(Loss) income before (benefit) provision for income taxes	$(10,581)	$1,561	$(8,093)	$564

Depreciation and Amortization:
LTL	$408	$432	$912	$822
TL	183	155	363	311
TMS	175	143	342	285

Total	$766	$730	$1,617	$1,418

Capital Expenditures:
LTL	$296	$1,232	$501	$1,369
TL	69	99	153	120
TMS	28	23	95	23

Total	$393	$1,354	$749	$1,512

	June 30,	December 31,
	2010	2009
Assets:
LTL	$254,475	$245,508
TL	46,143	45,967
TMS	45,482	42,520
Eliminations	(160)	(714)

Total	$345,940	$333,281

12. Subsequent Events
We have evaluated subsequent events through the date of issuance and have determined that there were no subsequent events that have occurred through that date.

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
Company Overview
We are a leading non-asset based transportation and logistics service provider offering a full suite of solutions, including customized and expedited less-than-truckload (LTL), truckload (TL) brokerage, transportation management solutions (TMS), intermodal brokerage (transporting a shipment by more than one mode, primary via rail and truck), and domestic and international air. We utilize a proprietary web-enabled technology system and a broad third-party network of transportation providers, comprised of independent contractors (ICs) and purchased power, to serve a diverse customer base in terms of end market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates three operating segments, which are also reportable segments: LTL, TL, and TMS.
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
Within our TL brokerage business, we arrange the pickup and delivery of TL freight through our network of nine company dispatch offices and 44 independent brokerage agents primarily located throughout the Eastern United States and Canada. We offer temperature-controlled, dry van, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
Within our TMS business we offer a “one-stop” transportation and logistics solution, including access to the most cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our TMS offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, and dispatch. Our customized TMS offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service.
Our success principally depends on our ability to generate revenues through our network of sales personnel and independent brokerage agents and to deliver freight in all modes safely, on time, and cost-effectively through a suite of solutions tailored to the needs of each client. Customer shipping demand, over-the-road freight tonnage levels, and equipment capacity, which are subject to overall economic conditions, ultimately drive increases or decreases in our revenues. Our ability to operate profitably and generate cash is also impacted by the average over-the-road length of haul, pricing dynamics, customer mix, and our ability to manage costs effectively. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is typically comprised of a base rate, a fuel surcharge, and any applicable service fees. Within our TL brokerage business, we typically charge a flat rate negotiated on each load based upon the industry factors noted above and in place at the time of the freight movement. Within our TMS business, we typically charge a variable rate on each shipment in addition to transaction or service fees appropriate for the solution we have developed for a specific customer’s needs.

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
Purchased transportation costs within our LTL business represent amounts we pay to ICs or purchased power providers and are generally contractually agreed-upon rates. Purchased transportation costs within our TL brokerage business are typically based on negotiated rates for each load hauled. We pay commissions to each brokerage agent based on a percentage of margin generated. Within our TMS business, purchased transportation costs include payments made to our purchased power providers, which are generally contractually agreed-upon rates. Purchased transportation costs are the largest component of our cost structure and are generally higher as a percentage of revenues within our TL brokerage business than within our LTL and TMS businesses. Our purchased transportation costs typically increase or decrease in proportion to revenues.
Our ability to maintain or grow existing tonnage levels is impacted by overall economic conditions, shipping demand, and over-the-road freight capacity in North America, as well as by our ability to offer a competitive solution in terms of pricing, safety, and on-time delivery. We have experienced significant fluctuations in year-over-year tonnage levels in recent years.
The industry pricing environment also impacts our operating performance. Our LTL pricing is typically measured by billed revenue per hundredweight and is dictated primarily by factors such as average shipment size, shipment frequency and consistency, average length of haul, freight density, and customer and geographic mix. Pricing within our TL brokerage business generally has fewer influential factors than pricing within our LTL business, but is also typically driven by shipment frequency and consistency, average length of haul, and customer and geographic mix. Since we offer both LTL and TL shipping as part of our TMS offering, pricing within our TMS segment is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector.
The transportation industry is dependent upon the availability of adequate fuel supplies. Our LTL business typically charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. Although revenues from fuel surcharges generally more than offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, our operating income may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. The operating income of our TL brokerage and TMS businesses is not impacted directly by changes in fuel rates as we are able to pass through fuel costs to our customers.

Results of Operations
The following table sets forth, for the periods indicated, summary LTL, TL, TMS, corporate, and consolidated statement of operations data. Such revenue data for our LTL, TL, and TMS business segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our LTL, TL, and TMS business segments are expressed as a percentage of segment revenues. Consolidated statement of operations data are expressed as a percentage of consolidated revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	$	% of Rev	$	% of Rev	$	% of Rev	$	% of Rev

Revenues:
LTL	$106,279	66.5%	$80,671	67.1%	$197,605	65.3%	$150,816	65.4%
TL	37,617	23.5%	33,270	27.7%	75,808	25.1%	67,623	29.3%
TMS	16,485	10.3%	6,771	5.6%	30,223	10.0%	13,162	5.7%
Eliminations	(611)	(0.4%)	(516)	(0.4%)	(1,104)	(0.4%)	(881)	(0.4)%

Total	159,770	100.0%	120,196	100.0%	302,532	100.0%	230,720	100.0%

Purchased transportation costs:
LTL	79,488	74.8%	59,460	73.7%	146,642	74.2%	111,260	73.8%
TL	33,346	88.6%	29,316	88.1%	67,243	88.7%	59,724	88.3%
TMS	12,213	74.1%	5,367	79.3%	22,322	73.9%	10,215	77.6%
Eliminations	(611)	(0.4%)	(516)	(0.4%)	(1,104)	(0.4%)	(881)	(0.4%)

Total	124,436	77.9%	93,627	77.9%	235,103	77.7%	180,318	78.2%

Net revenues:(1)
LTL	26,791	25.2%	21,211	26.3%	50,963	25.8%	39,556	26.2%
TL	4,271	11.4%	3,954	11.9%	8,565	11.3%	7,899	11.7%
TMS	4,272	25.9%	1,404	20.7%	7,901	26.1%	2,947	22.4%

Total	35,334	22.1%	26,569	22.1%	67,429	22.3%	50,402	21.8%

Other operating expenses:(2)
LTL	19,281	18.1%	17,230	21.4%	37,783	19.1%	33,854	22.4%
TL	2,634	7.0%	2,647	8.0%	5,205	6.9%	5,481	8.1%
TMS	2,792	16.9%	974	14.4%	5,302	17.5%	2,312	17.6%
Corporate	1,870	1.2%	244	0.2%	2,351	0.8%	528	0.2%

Total	26,577	16.6%	21,095	17.6%	50,641	16.7%	42,175	18.3%

Depreciation and amortization:
LTL	408	0.4%	432	0.5%	912	0.5%	822	0.5%
TL	183	0.5%	155	0.5%	363	0.5%	311	0.5%
TMS	175	1.1%	143	2.1%	342	1.1%	285	2.2%

Total	766	0.5%	730	0.6%	1,617	0.5%	1,418	0.6%

Operating income:
LTL	7,102	6.7%	3,549	4.4%	12,268	6.2%	4,880	3.2%
TL	1,454	3.9%	1,152	3.5%	2,997	4.0%	2,107	3.1%
TMS	1,305	7.9%	287	4.2%	2,257	7.5%	350	2.7%
Corporate	(1,870)	(1.2%)	(244)	(0.2%)	(2,351)	(0.8%)	(528)	(0.2%)

Total	7,991	5.0%	4,744	3.9%	15,171	5.0%	6,809	3.0%

Interest expense	2,656	1.7%	3,183	2.6%	7,348	2.4%	6,245	2.7%

Loss on early extinguishment of debt	15,916	10.0%	—	0.0%	15,916	5.3%	—	0.0%

(Loss) income before (benefit) provision for income taxes	(10,581)	(6.6%)	1,561	1.3%	(8,093)	(2.7%)	564	0.2%
(Benefit) provision for income taxes	(4,454)	(2.8%)	673	0.6%	(3,423)	(1.1%)	441	0.2%

Net (loss) income	(6,127)	(3.8%)	888	0.7%	(4,670)	(1.5%)	123	0.1%

Accretion of Series B preferred stock	250	0.2%	507	0.4%	765	0.3%	952	0.4%

Net (loss) income available to common stockholders	$(6,377)	(4.0%)	$381	0.3%	$(5,435)	(1.8%)	$(829)	(0.4%)

(1)	Reflects revenues less purchased transportation costs.

(2)	Reflects the sum of the personnel and related benefits, other operating expenses, acquisition transaction expenses, and IPO related expenses.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Revenues
Consolidated revenues increased by $39.6 million, or 32.9%, to $159.8 million during the second quarter of 2010 from $120.2 million during the second quarter of 2009.
As a result of the addition of new customers and improvements in our LTL pricing, LTL revenues increased by $25.6 million, or 31.7%, to $106.3 million during the second quarter of 2010 from $80.7 million during the second quarter of 2009. During the second quarter of 2010, our LTL tonnage increased by 25.5% quarter-over-quarter, which was primarily attributable to a 40% increase in our monthly average number of LTL customers during the second quarter of 2010 compared to second quarter of 2009 and the acquisition of certain assets of Bullet in December 2009. During the second quarter of 2010, our LTL revenue per hundredweight, including fuel surcharges, increased 5.3% from the second quarter of 2009.
TL brokerage revenues increased by $4.3 million, or 13.1%, to $37.6 million during the second quarter of 2010 from $33.3 million during the second quarter of 2009, primarily due to increases in market pricing and tonnage, as well as the expansion of our TL brokerage agent network.
TMS revenues increased by $9.7 million, or 143.5%, to $16.5 million during the second quarter of 2010 from $6.8 million during the second quarter of 2009, primarily as a result of the addition of new customers and the acquisition of two TMS businesses during the second half of 2009 and one business during the first quarter of 2010, which are not reflected in second quarter 2009 results.
Purchased Transportation Costs
Purchased transportation costs increased by $30.8 million, or 32.9%, to $124.4 million during the second quarter of 2010 from $93.6 million during the second quarter of 2009.
LTL purchased transportation costs increased by $20.0 million, or 33.7%, to $79.5 million during the second quarter of 2010 from $59.5 million during the second quarter of 2009, and increased as a percentage of LTL revenues to 74.8% from 73.7%. This is primarily a result of rising fuel costs and tighter capacity in the truckload market. Tighter capacity caused an increase in rates paid to our third-party linehaul carriers.
TL purchased transportation costs increased by $4.0 million, or 13.7%, to $33.3 million during the second quarter of 2010 from $29.3 million during the second quarter of 2009, and increased slightly as a percentage of TL revenues to 88.6% from 88.1%, primarily due to the expansion of our TL brokerage agent network and payment of related commissions to new agents.
TMS purchased transportation costs increased by $6.8 million, or 127.6%, to $12.2 million during the second quarter of 2010 from $5.4 million during the second quarter of 2009, and decreased as a percentage of TMS revenues to 74.1% from 79.3%. This primarily resulted from recent acquisitions, which expanded the TMS offering to include a broader range of services.
Other Operating Expenses
Other operating expenses (which reflect the sum of the personnel and related benefits, other operating expenses, acquisition transaction expenses, and IPO related expenses line items shown in our condensed consolidated statements of operations) increased by $5.5 million, or 26.0%, to $26.6 million during the second quarter of 2010 from $21.1 million during the second quarter of 2009.
Within our LTL business, other operating expenses increased by $2.1 million, or 11.9%, to $19.3 million during the second quarter of 2010 from $17.2 million during the second quarter of 2009, primarily as a result of the Bullet acquisition. Due to our scalable operating model and targeted cost reduction initiatives, LTL other operating expenses as a percentage of LTL revenues decreased to 18.1% during the second quarter of 2010 from 21.4% during the second quarter of 2009.

Within our TL brokerage business, other operating expenses were $2.6 million during both the second quarter of 2010 and the second quarter of 2009. As a percentage of TL brokerage revenues, this represents a decrease to 7.0% from 8.0% and is primarily due to increases in market pricing and tonnage, as well as continued expansion of our TL brokerage agent network.
Within our TMS business, other operating expenses increased to $2.8 million during the second quarter of 2010 from $1.0 million during the second quarter of 2009, primarily as a result of recent TMS acquisitions completed during the second half of 2009 and the first quarter of 2010. As a percentage of TMS revenues, this represents an increase to 16.9% from 14.4%.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $1.9 million during the second quarter of 2010 from $0.3 million during the second quarter of 2009. The $1.9 million incurred during the second quarter of 2010 primarily represents IPO related expenses, corporate salaries, and stock-based compensation expense. The $0.3 million incurred during the second quarter of 2009 primarily represents stock-based compensation expense.
Depreciation and Amortization
Depreciation and amortization increased to $0.8 million during the second quarter of 2010 from $0.7 million during the second quarter of 2009. Within our LTL business, depreciation and amortization was $0.4 million during both the second quarter of 2010 and the second quarter of 2009. Depreciation and amortization within our TL business was $0.2 million during both the second quarter of 2010 and the second quarter of 2009. Within our TMS business, depreciation and amortization increased by $0.2 million during the second quarter of 2010 from $0.1 million in the second quarter of 2009 as a result of recent acquisitions.
Operating Income
Operating income increased by $3.3 million, or 68.4%, to $8.0 million during the second quarter of 2010 from $4.7 million during the second quarter of 2009. As a percentage of revenues, operating income increased to 5.0% during the second quarter of 2010 from 3.9% during the second quarter of 2009.
Within our LTL business, operating income increased by $3.6 million, or 100.1%, to $7.1 million from $3.5 million, which represents an increase as a percentage of LTL revenues to 6.7% from 4.4%.
Within our TL business, operating income increased by $0.3 million, or 26.2%, to $1.5 million from $1.2 million, which represents a slight increase as a percentage of TL brokerage revenues to 3.9% from 3.5%.
Within our TMS business, operating income increased by $1.0 million to $1.3 million from $0.3 million, which represents an increase as a percentage of TMS revenues to 7.9% from 4.2%.
Interest Expense
Interest expense decreased by $0.5 million, or 16.6%, to $2.7 million during the second quarter of 2010 from $3.2 million during the second quarter of 2009, primarily attributable to the reduction of our outstanding indebtedness resulting from the application of the net proceeds from our IPO, partially offset by incremental debt financing to support the Bullet acquisition and the recent TMS acquisitions.
Loss on Early Extinguishment of Debt
In connection with the reduction of our outstanding indebtedness as a result of our IPO and our entering into a new credit agreement, we incurred a one-time loss on early extinguishment of debt of $15.9 million during the second quarter of 2010. This charge consisted of (i) $10.6 million of prepayment penalties, (ii) the payment of $2.6 million of unaccreted discount on our junior subordinated notes, (iii) the non-cash write-off of $2.2 million of deferred debt issuance costs, and (iv) the payment of legal and other miscellaneous fees of $0.5 million.

Income Tax
Income tax benefit was $4.5 million during the second quarter of 2010 compared to a provision of $0.7 million during the second quarter of 2009. The effective tax rate was 42.1% during the second quarter of 2010 compared to 43.1% during the second quarter of 2009. The effective income tax rate in each year varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net (Loss) Income Available to Common Stockholders
Net loss available to common stockholders was $6.4 million during the second quarter of 2010 compared to net income of $0.4 million during the second quarter of 2009. Net loss available to common stockholders during the second quarter of 2010 was impacted by $0.3 million of accretion of Series B preferred stock dividends, compared to an impact of $0.5 million during the second quarter of 2009. Upon completion of our IPO, our shares of Series B preferred stock were converted into shares of our common stock and such accretion was eliminated as of the date of conversion.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Revenues
Consolidated revenues increased by $71.8 million, or 31.1%, to $302.5 million during the first half of 2010 from $230.7 million during the first half of 2009.
As a result of the addition of new customers and improvements in our LTL pricing, LTL revenues increased by $46.8 million, or 31.0%, to $197.6 million during the first half of 2010 from $150.8 million during the first half of 2009. During the first half of 2010, our LTL tonnage increased by 27.4% over the first half of 2009, which was primarily attributable to an increase in the number of customers. Our trend resulted primarily from a 32% increase in our monthly average number of LTL customers during the first half of 2010 compared to first half of 2009 and the acquisition of certain assets of Bullet in December 2009. During the first half of 2010, our LTL revenue per hundredweight, including fuel surcharges, increased 4.3% from the first half of 2009.
TL brokerage revenues increased by $8.2 million, or 12.1%, to $75.8 million during the first half of 2010 from $67.6 million during the first half of 2009, primarily due to increases in market pricing and tonnage, as well as the expansion of our TL brokerage agent network.
TMS revenues increased by $17.0 million, or 129.6%, to $30.2 million during the first half of 2010 from $13.2 million during the first half of 2009, primarily as a result of the addition of new customers and the acquisition of two TMS businesses during the second half of 2009 and one business during the first quarter of 2010, which are not reflected in first half 2009 results.
Purchased Transportation Costs
Purchased transportation costs increased by $54.8 million, or 30.4%, to $235.1 million during the first half of 2010 from $180.3 million during the first half of 2009.
LTL purchased transportation costs increased by $35.3 million, or 31.8%, to $146.6 million during the first half of 2010 from $111.3 million during the first half of 2009, and increased modestly as a percentage of LTL revenues to 74.2% from 73.8%. This is primarily a result of rising fuel costs and tighter capacity in the truckload market. Tighter capacity caused an increase in rates paid to our third-party linehaul carriers. These factors were partially offset by improved freight density throughout our network and increased utilization of our flexible base of independent contractors.
TL purchased transportation costs increased by $7.5 million, or 12.6%, to $67.2 million during the first half of 2010 from $59.7 million during the first half of 2009, and increased slightly as a percentage of TL revenues to 88.7% from 88.3%, primary due to expansion of our TL brokerage agent network and payment of related commissions to new agents.

TMS purchased transportation costs increased by $12.1 million, or 118.5%, to $22.3 million during the first half of 2010 from $10.2 million during the first half of 2009, and decreased as a percentage of TMS revenues to 73.9% from 77.6%. This primarily resulted from recent acquisitions, which expanded the TMS offering to include higher margin services.
Other Operating Expenses
Other operating expenses (which reflect the sum of the personnel and related benefits, other operating expenses, acquisition transaction expenses, and transaction and IPO related expenses line items shown in our condensed consolidated statements of operations) increased by $8.4 million, or 20.1%, to $50.6 million during the first half of 2010 from $42.2 million during the first half of 2009.
Within our LTL business, other operating expenses increased by $3.9 million, or 11.6%, to $37.8 million during the first half of 2010 from $33.9 million during the first half of 2009, primarily as a result of the Bullet acquisition. Due to our scalable operating model and targeted cost reduction initiatives, LTL other operating expenses as a percentage of LTL revenues decreased to 19.1% during the first half of 2010 from 22.4% during the first half of 2009.
Within our TL brokerage business, other operating expenses decreased by $0.3 million, or 5.0%, to $5.2 million during the first half of 2010 from $5.5 million during the first half of 2009. As a percentage of TL brokerage revenues, this represents a decrease to 6.9% from 8.1% and is primarily due to increases in market pricing and tonnage, as well as continued expansion of our TL brokerage agent network.
Within our TMS business, other operating expenses increased to $5.3 million during the first half of 2010 from $2.3 million during the first half of 2009 as a result of recent acquisitions. As a percentage of TMS revenues, other operating expenses were relatively flat at 17.5% during the first half of 2010 compared to 17.6% during the first half of 2009.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $2.4 million during the first half of 2010 from $0.5 million during the first half of 2009. The $2.4 million incurred during the first half of 2010 primarily represents acquisition transaction expenses, IPO related expenses, corporate salaries, and stock-based compensation expense. The $0.5 million incurred during the first half of 2009 primarily represents stock-based compensation expense.
Depreciation and Amortization
Depreciation and amortization increased to $1.6 million during the first half of 2010 from $1.4 million during the first half of 2009. Within our LTL business, depreciation and amortization was $0.9 million during the first half of 2010 and $0.8 million during the first half of 2009. Depreciation and amortization within our TL business was $0.4 million during the first half of 2010 and $0.3 million during the first half of 2009. Within our TMS business, depreciation and amortization was $0.3 million during both the first half of 2010 and the first half of 2009.
Operating Income
Operating income increased by $8.4 million, or 122.8%, to $15.2 million during the first half of 2010 from $6.8 million during the first half of 2009. As a percentage of revenues, operating income increased to 5.0% during the first half of 2010 from 3.0% during the first half of 2009.
Within our LTL business, operating income increased by $7.4 million, or 151.4%, to $12.3 million from $4.9 million, which represents an increase as a percentage of LTL revenues to 6.2% from 3.2%.
Within our TL business, operating income increased by $0.9 million, or 42.2%, to $3.0 million from $2.1 million, which represents an increase as a percentage of TL brokerage revenues to 4.0% from 3.1%.
Within our TMS business, operating income increased by $1.9 million to $2.3 million from $0.4 million, which represents an increase as a percentage of TMS revenues to 7.5% from 2.7%.

Interest Expense
Interest expense increased by $1.1 million, or 17.7%, to $7.3 million during the first half of 2010 from $6.2 million during the first half of 2009, primarily attributable to incremental debt financing to support the Bullet acquisition and recent TMS segment acquisitions, partially offset by the reduction of our outstanding indebtedness with net proceeds from our IPO.
Loss on Early Extinguishment of Debt
In connection with the refinancing of our credit agreement upon completion of our IPO, we incurred a one-time loss on early extinguishment of debt of $15.9 million during the first half of 2010. This charge consisted of (i) $10.6 million of prepayment penalties, (ii) the payment of $2.6 million of unaccreted discount on our junior subordinated notes, (iii) the non-cash write-off of $2.2 million of deferred debt issuance costs, and (iv) the payment of legal and other miscellaneous fees of $0.5 million.
Income Tax
Income tax benefit was $3.4 million during the first half of 2010 compared to a provision of $0.4 million during the first half of 2009. The effective tax rate was 42.3% during the first half of 2010 compared to 78.2% during the first half of 2009. The effective income tax rate in each year varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net (Loss) Income Available to Common Stockholders
Net loss available to common stockholders was $5.4 million during the first half of 2010 compared to a net loss of $0.8 million during the first half of 2009. Net loss available to common stockholders during the first half of 2010 was impacted by $0.8 million of accretion of Series B preferred stock dividends, compared to an impact of $1.0 million during the first half of 2009. Upon completion of our IPO, our shares of Series B preferred stock were converted into shares of our common stock and such accretion was eliminated as of the date of conversion.
Liquidity and Capital Resources
Historically, our primary sources of cash have been borrowings under our revolving credit facility, sale of subordinated notes, equity contributions, and cash flows from operations. Our primary cash needs are to fund normal working capital requirements, to finance capital expenditures, and to repay our indebtedness. As of June 30, 2010, we had $3.1 million in cash and cash equivalents, $38.6 million in working capital, and $16.6 million of availability under our credit facility.
On May 18, 2010, we consummated our IPO. The net proceeds we received from this offering were $115.0 million, after deducting underwriting discounts, commissions and related expenses. We used the IPO proceeds to prepay $40.4 million of outstanding debt under our previous credit facility, $42.8 million to retire subordinated notes and accrued interest and $31.8 million to retire the junior subordinated notes and accrued interest, including prepayment penalties of $10.6 million.
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

We used $43.3 million of borrowings under the new facility, together with restricted cash of $4.1 million, to retire our remaining outstanding debt, as well as to pay $4.6 million of transaction and financing expenses.
On June 4, 2010, we consummated the sale of an additional 403,286 shares of common stock pursuant to a partial exercise of the over-allotment option to purchase additional shares granted to the underwriters of our IPO. The net proceeds from this exercise were $5.3 million, after deducting underwriting discounts, commissions and related expenses. We used the proceeds to repay $5.3 million of outstanding debt under our new credit facility.
Cash Flows
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$(11,595)	$(5,221)
Investing activities	1,493	(554)
Financing activities	11,038	6,944

Net change in cash and cash equivalents	$936	$1,169

Cash Flows from Operating Activities
Cash provided by (used in) our operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, deferred interest, share-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.
The difference between our $4.7 million net loss and the $11.6 million negative cash flow was primarily attributable to a $12.0 million increase in our accounts receivable, our $3.5 million non-cash tax benefit and a $2.9 million decrease in our accrued expenses, partially offset by a $4.3 million increase in our payables and a variety of non-cash charges, including $2.7 million of deferred interest, a $2.2 million loss on early extinguishment of debt, and $2.1 million of depreciation and amortization. We generated negative cash flow in operating activities due to the payment of $1.5 million for IPO related expenses and the payment of $10.6 million in prepayment penalties for the early extinguishment of our debt.
Cash Flows from Investing Activities
Cash provided by investing activities was $1.5 million during the first half of 2010, which primarily reflects the release of restricted cash of $4.1 million, $1.9 million used for a business acquisition and $0.7 million of capital expenditures used to support our operations.
Cash Flows from Financing Activities
Cash provided by financing activities was $11.0 million during the first half of 2010, which primarily reflects net payments of $108.6 million on our credit facilities, proceeds from the issuance of common stock of $119.8 million and payments of $0.2 million for capital leases.

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
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. Our reporting units are our operating segments as this is the lowest level for which discrete financial information is prepared and regularly reviewed by management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of our impairment test, the fair value of our reporting units are calculated based upon an average of an income fair value approach and market fair value approach.
Other intangible assets recorded consist of definite lived customer lists. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The determination of a valuation allowance is based on estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. In making such a determination, all available positive and negative evidence, scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. When evaluating the need for a valuation allowance as of June 30, 2010, we considered that we achieved cumulative net income before provision for income taxes for the most recent three years, after considering the impact of offering expenses. Further, we expect to achieve cost savings from the restructuring and synergies related to the Bullet acquisition and a reduction of interest expense related to debt restructuring that will further increase our ability to realize the benefits of the net operating loss carry forwards. The tax deductibility of the goodwill related to our acquisitions will reduce taxable income in future years; however, under our current structure, we estimate that we will generate taxable income in 2010 and will utilize all existing net operating losses carry forwards before their expiration. These estimates can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect future taxable income. Although management believes that the estimates are reasonable, the deferred tax asset and any related valuation allowance will need to be adjusted if management’s estimates of future taxable income differ from actual taxable income. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the consolidated results of operations. At June 30, 2010 and December 31, 2009, there was no valuation allowance recorded.

At December 31, 2009 we had $37.1 million of gross federal net operating losses which are available to reduce federal income taxes in future years and expire in the years 2025 through 2029. We are subject to federal and state tax examinations for all tax years subsequent to December 31, 2005. Although the pre-2006 years are no longer subject to examinations by the Internal Revenue Service and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in the future.
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
TMS transportation revenue and related transportation costs are recognized when the shipment has been delivered by a third-party carrier. Fee for services revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, our obligation to fulfill a transaction is complete and collection of revenue is reasonably assured. We offer volume discounts to certain customers. Revenue is reduced as discounts are earned.
We typically recognize revenue on a gross basis, as opposed to a net basis, because we bear the risks and benefits associated with revenue-generated activities by, among other things, (1) acting as a principal in the transaction, (2) establishing prices, (3) managing all aspects of the shipping process, and (4) taking the risk of loss for collection, delivery and returns. Certain TMS transactions to provide specific services are recorded at the net amount charged to the client due to the following factors: (A) We do not have latitude in establishing pricing, and (B) We do not bear the risk of loss for delivery and returns; these items are the risk of the carrier.

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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility. The interest rate on our credit facility fluctuates based on the prime rate or LIBOR plus an applicable margin. Assuming our new $55.0 million revolving credit facility was fully drawn, a 1.0% increase in the borrowing rate would increase our annual interest expense by $0.5 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

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
Our Chief Executive Officer and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to Company management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding disclosure.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls.
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
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our prospectus filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 13, 2010 in analyzing an investment in our common stock. If any of such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.
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
On June 4, 2010, we completed the sale of an additional 403,286 shares of our common stock for cash consideration of $13.02 per share (net of underwriting discounts) pursuant to a partial exercise of the underwriters’ over-allotment option. We used the proceeds from the sale of additional shares pursuant to the partial exercise of the underwriters’ over-allotment option to repay indebtedness.
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

Roadrunner Transportation Systems, Inc.
Date: August 13, 2010	By:	/s/ Mark A. DiBlasi
		Name:	Mark A. DiBlasi
		Title:	President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ Peter R. Armbruster
		Name:	Peter R. Armbruster
		Title:	Vice President - Finance, Chief Financial Officer, Secretary, and Treasurer