Form 10-Q
period 2010-09-30
Roadrunner Transportation Systems, Inc.
filed 2010-11-12
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Commission file number: 001-34734
ROADRUNNER TRANSPORTATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2454942

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
4900 S. PENNSYLVANIA AVE.
CUDAHY, WISCONSIN 53110
(Address of principal executive offices) (Zip code)
(414) 615-1500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $0.01 par value, of registrant outstanding at November 8, 2010: 30,099,210.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,254	$2,176
Accounts receivable, net	72,948	57,887
Deferred income taxes	1,578	1,578
Prepaid expenses and other current assets	11,761	8,501

Total current assets	87,541	70,142

PROPERTY AND EQUIPMENT, NET	7,000	7,518

OTHER ASSETS:
Goodwill	246,889	244,671
Other noncurrent assets	6,542	10,950

Total other assets	253,431	255,621

TOTAL ASSETS	$347,972	$333,281

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$8,768
Accounts payable	36,835	31,184
Accrued expenses and other liabilities	11,504	12,152

Total current liabilities	48,339	52,104

LONG-TERM DEBT, net of current maturities	27,814	130,167
OTHER LONG-TERM LIABILITIES	5,446	4,627
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	5,000	5,000

Total liabilities	86,599	191,898

COMMITMENTS AND CONTINGENCIES (NOTE 9)
REDEEMABLE COMMON STOCK
Redeemable common stock $.01 par value; 259,800 shares issued and outstanding	—	1,740

STOCKHOLDERS’ INVESTMENT:
Series B convertible preferred stock; 1,792 shares issued and outstanding		13,950
Class A common stock $.01 par value; 14,567 shares issued and outstanding		147
Class B common stock $.01 par value; 299 shares authorized; 283 shares issued and outstanding		3
Common stock $.01 par value; 100,000 shares authorized; 30,096 and 3,092 shares issued and outstanding	301	31
Additional paid-in capital	261,649	125,803
Retained deficit	(577)	(291)

Total stockholders’ investment	261,373	139,643

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ INVESTMENT	$347,972	$333,281

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$163,690	$124,670	$466,222	$355,390
Operating expenses:
Purchased transportation costs	128,629	98,150	363,732	278,468
Personnel and related benefits	15,826	13,171	45,514	38,895
Other operating expenses	10,502	7,848	29,623	24,299
Depreciation and amortization	747	745	2,364	2,163
Acquisition transaction expenses	57	520	389	520
IPO related expenses	—	—	1,500	—

Total operating expenses	155,761	120,434	443,122	344,345

Operating income	7,929	4,236	23,100	11,045

Interest expense:
Interest on long-term debt	504	3,199	7,752	9,344
Dividends on preferred stock subject to mandatory redemption	50	50	150	150

Total interest expense	554	3,249	7,902	9,494

Loss on early extinguishment of debt	—	—	15,916	—

Income (loss) before provision (benefit) for income taxes	7,375	987	(718)	1,551

Provision (benefit) for income taxes	2,991	371	(432)	812

Net income (loss)	4,384	616	(286)	739

Accretion of Series B preferred stock	—	490	765	1,442

Net income (loss) available to common stockholders	$4,384	$126	$(1,051)	$(703)

Earnings (loss) per share available to common stockholders:
Basic	$0.15	$0.01	$(0.04)	$(0.04)

Diluted	$0.14	$0.01	$(0.04)	$(0.04)

Weighted average common stock outstanding:
Basic	30,052	17,574	24,316	17,504

Diluted	31,089	17,824	24,316	17,504

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(286)	$739
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,944	2,680
Gain on disposal of buildings and equipment	(186)	(2)
Loss on early extinguishment of debt	2,224	—
Deferred interest	2,728	1,840
Share-based compensation	373	562
Provision for bad debts and freight bill adjustments	586	607
Deferred tax (benefit) provision	(432)	812
Changes in:	—	—
Accounts receivable	(15,327)	(7,090)
Prepaid expenses and other assets	(4,641)	(2,592)
Accounts payable	5,252	(921)
Accrued expenses	(694)	345
Other liabilities	664	(9)

Net cash used in operating activities	(6,795)	(3,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	4,066	934
Acquisition of business, net of cash acquired	(1,910)	(7,221)
Capital expenditures	(1,396)	(1,876)
Proceeds from sale of buildings and equipment	235	86

Net cash provided by (used in) investing activities	995	(8,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under old revolving credit facilities	28,810	56,685
Payments under old revolving credit facilities	(64,470)	(47,235)
Borrowings under new revolving credit facilities, net of issuance costs	43,213	—
Payments under new revolving credit facilities	(16,275)	—
Long-term debt borrowings	1,184	4,340
Long-term debt payments	(107,213)	(5,665)
Proceeds from issuance of common stock, net of issuance costs	119,903	4,250
Reduction of capital lease obligation	(274)	(168)

Net cash provided by financing activities	4,878	12,207

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(922)	1,101
CASH AND CASH EQUIVALENTS:
Beginning of period	2,176	1,400

End of period	$1,254	$2,501

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$8,762	$8,393
Cash paid for income taxes (net of refunds)	$251	$203
Noncash Series B convertible preferred stock dividend	$765	$1,441
See notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation, Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments, which are also reportable segments: less-than-truckload (“LTL”), truckload brokerage (“TL”) and transportation management solutions (“TMS”). Within the LTL business, the Company operates 17 service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within the TL business, the Company operates nine dispatch offices and is augmented by 56 independent agents. The TMS business provides a “one-stop” transportation and logistics solution. The Company, from pickup to delivery, leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.
On February 29, 2008, Thayer | Hidden Creek Partners II, L.P. (“THCP II”), through an indirect majority-owned subsidiary, GTS Acquisition Sub, Inc. (“GTS”), acquired all of the outstanding capital stock of Group Transportation Services, Inc. and all of the outstanding membership units of GTS Direct, LLC (the “Transaction”). THCP II is an affiliate of Thayer Equity Investors V, L.P., the controlling shareholder of the Company. GTS was formed on February 12, 2008 and there were no substantive operations from date of inception until the Transaction on February 29, 2008. On May 18, 2010, GTS merged with a wholly owned subsidiary of the Company (the “GTS Merger”).
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
In addition to cash paid at closing, the Mesca purchase agreement calls for contingent consideration in the form of an earnout. The former owners of Mesca are entitled to receive a payment equal to the amount by which Mesca’s earnings before income taxes, depreciation and amortization, as defined in the purchase agreement, exceeds $1.6 million for the years ending December 31, 2010 and 2011. Approximately $2.4 million has been included in goodwill and is included in the TMS segment.
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
In addition to cash paid at closing, the GNTS purchase agreement calls for contingent consideration in the form of an earnout. The former owner of GNTS is entitled to receive a payment equal to the amount by which GNTS’ earnings before income taxes, depreciation and amortization, as defined in the purchase agreement exceeds $0.6 million for the years ending December 31, 2010 and 2011. Approximately $0.2 million has been included in goodwill and is included in the TMS segment.
In connection with the acquisitions of Mesca and GNTS, the carrying amount of the contingent consideration was revalued to fair value as of September 30, 2010, resulting in recording $0.1 million of expense, which is included in interest on long-term debt in the accompanying condensed statements of operations for the three and nine months ended September 30, 2010.
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

On February 12, 2010, GTS acquired all the outstanding stock of Alpha Freight Systems, Inc. (“Alpha”) for purposes of expanding its current market presence and service offerings in the TMS segment. Total consideration was $2.0 million, including $0.1 million of cash acquired. The acquisition price was financed with proceeds from the sale of common stock by GTS of $1.0 million and borrowings under a credit facility of $1.2 million. GTS incurred $0.2 million of transaction expenses related to this acquisition. The Company anticipates that the goodwill associated with the first quarter 2010 acquisition of Alpha will be deductible for tax purposes.
The following is a summary of the allocation of the purchase price paid to the fair value of the net assets (in thousands):

	Mesca	GNTS	Bullet	Alpha
Accounts receivable	$1,895	$706	$3,940	$519
Other current assets	69	—	—	8
Property and equipment	170	—	170	25
Goodwill	8,986	1,643	26,068	1,869
Customer relationship intangible assets	246	—	800	—
Other noncurrent assets	1	1	46	—
Accounts payable and other liabilities	(4,010)	(819)	(3,819)	(511)

	$7,357	$1,531	$27,205	$1,910

The Mesca, GNTS, Bullet and Alpha goodwill is a result of acquiring and retaining their existing workforces and expected synergies from integrating their operations into the Company.
4. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired.
The following is a rollforward of goodwill from December 31, 2009 to September 30, 2010 (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2009	$185,058	$25,776	$33,837	$244,671
Acquisition of Alpha	—	—	1,869	1,869
Adjustment to the Bullet acquisition	349	—	—	349

Goodwill balance as of September 30, 2010	$185,407	$25,776	$35,706	$246,889

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships — TL	$1,800	$1,440	$360	$1,800	$1,170	$630
Customer relationships — LTL	800	120	680	800	—	800
Customer relationships — TMS	546	204	342	546	122	424

Total customer relationships	$3,146	$1,764	$1,382	$3,146	$1,292	$1,854

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
The following table presents information as of September 30, 2010 and December 31, 2009, about the Company’s financial liabilities, the contingent purchase price related to acquisitions that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):
December 31, 2009

				Fair
	Level 1	Level 2	Level 3	Value
Contingent purchase price related to acquisitions	$—	$—	$2,705	$2,705

Total liabilities at fair value	$—	$—	$2,705	$2,705

September 30, 2010

				Fair
	Level 1	Level 2	Level 3	Value
Contingent purchase price related to acquisitions	$—	$—	$2,906	$2,906

Total liabilities at fair value	$—	$—	$2,906	$2,906

In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three months ended and nine months ended September 30, 2010 (in thousands):

Balance as of June 30, 2010	$2,838
Adjustment to contingent purchase obligation	68

Balance as of September 30, 2010	$2,906

Balance as of December 31, 2009	$2,705
Adjustment to contingent purchase obligation	201

Balance as of September 30, 2010	$2,906

6. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Senior debt:
Revolving credit facility	$27,814	$—
Revolving credit facility — RRTS		35,660
Revolving credit facility — GTS	—	950
Term loans — RRTS	—	34,500
Term loans — GTS	—	9,925

Total senior debt	27,814	81,035
Subordinated notes	—	41,134
Junior subordinated notes, net of unaccreted discount of $3.0 million	—	16,766

Total debt	27,814	138,935
Less: Current maturities	—	(8,768)

Total long-term debt, net of current maturities	$27,814	$130,167

In connection with the Company’s initial public offering (“IPO”), the Company entered into a new credit agreement on May 18, 2010 with U.S. Bank National Association. The credit agreement is five-year, $55 million revolving credit facility collateralized by all assets of the Company and is subject to a borrowing base equal to 85% of the Company’s eligible receivables. The new credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Borrowings under the credit agreement will bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.0%. The revolving credit facility also provides for the issuance of up to $8.0 million in letters of credit. As of September 30, 2010, the Company had outstanding letters of credit totaling $5.3 million. Total availability under the revolving credit facility was $21.9 million as of September 30, 2010. At September 30, 2010, the interest rate on the revolving credit facility was 3.0%.
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
7. Earnings (Loss) per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding during the period. For the three months ended September 30, 2010, diluted earnings per share is calculated by dividing net income by the weighted average stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. For the three months ended September 30, 2009, diluted earnings per share is calculated by dividing net income by the weighted average stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options using the treasury stock method. Conversion of warrants was not assumed as they were deemed anti-dilutive. For the nine months ended September 30, 2010 and 2009, respectively, diluted earnings per share did not assume this same exercise of stock options or conversion of warrants as they were deemed anti-dilutive due to the net loss available to common stockholders. There is no difference, for any of the periods presented, in the amount of net income (loss) available to common stockholders used in the computation of basic and diluted earnings per share.

On May 7, 2010, the Company effected a 149.314-for-one stock split of all outstanding shares of its Class A common stock, Class B common stock, and Series B preferred stock. The condensed consolidated financial statements have been retrospectively restated to reflect this stock split.
The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic weighted average stock outstanding	30,052	17,574	24,316	17,504
Effect of dilutive securities:
Employee stock options	471	251	—	—
Warrants	566	—	—	—

Dilutive weighted average stock outstanding	31,089	17,824	24,316	17,504

The Company had additional stock options and warrants outstanding representing 3.1 million and 3.3 million shares as of September 30, 2010 and 2009, respectively. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive.
8. Income Taxes
The effective income tax rate was 40.1% for the three months ended September 30, 2010, compared with 37.6% for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the effective income tax rate was 60.2% compared with 52.4% for the nine months ended September 30, 2009. In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, Canadian income taxes, and adjustments for permanent differences.
9. Commitments and Contingencies
Redeemable Common Stock
Certain shares of the Company’s outstanding Class A common stock were issued in 2006 and classified as mezzanine equity. These shares, held by current and former employees of the Company, were subject to redemption at fair value by the Company in the event of death or disability of the holder, as defined, during a seven-year period from the date of original issuance. On June 30, 2010, all of these former and current employees waived their right to have these shares repurchased by the Company. As a result, the condensed consolidated financial statements reflect these shares as common stock as of September 30, 2010.
Series A Redeemable Preferred Stock
In March 2007, the Company issued and had outstanding 5,000 shares of non-voting Series A Preferred Stock (“Series A Preferred Stock”), which are mandatorily redeemable by the Company at $1,000 per share, in cash, on November 30, 2012. The Series A Preferred Stock receives cash dividends annually on April 30 at an annual rate equal to $40 per share, and if such dividends are not paid when due, such annual dividend rate shall increase to $60 per share and continue to accrue without interest until such delinquent payments are made. At September 30, 2010 and December 31, 2009, $92,000 and $142,000 is recorded as a current liability, respectively. The holders of the Series A Preferred Stock are restricted from transferring such shares and the Company has a first refusal right and may elect to repurchase the shares prior to the mandatory November 30, 2012 redemption. Upon liquidation and certain transactions treated as liquidations, as defined in the Company’s Certificate of Incorporation, the Series A Preferred Stock has liquidation preferences over the Company’s common stock. The number of issued and outstanding shares of Series A Preferred Stock, the $1,000 per share repurchase price, and the annual cash dividends are all subject to equitable adjustment whenever there is a stock split, stock dividend, combination, recapitalization, reclassification or other similar event. As long as there is Series A Preferred Stock outstanding, no dividends may be declared or paid on common stock of the Company.

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
Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $0.5 million per occurrence and cargo coverage for claims in excess of $0.1 million per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of September 30, 2010, the Company had reserves for estimated uninsured losses of $2.7 million.
10. Related Party Transactions
As part of the 2007 acquisition of Big Rock Transportation, Inc., Midwest Carriers, Inc., Sargent Trucking, Inc., B&J Transportation, Inc., and Smith Truck Brokers, Inc. (collectively, “Sargent”), the Company was required to pay an earnout to the former Sargent owners and now Series A Preferred Stock holders. At both September 30, 2010 and December 31, 2009, $0.8 million related to the amounts earned in 2006 and 2007 was classified as a long-term liability. The Company’s obligation to make further contingent payments to the former Sargent owners terminated as of December 31, 2009.
As part of the Bullet acquisition, the Company issued eight-year warrants exercisable for an aggregate 268,765 shares of Class A common stock payable to the former Bullet owners. These warrants were exercised in July of 2010. Additionally, certain existing stockholders and their affiliates also received eight-year warrants exercisable for an aggregate 1,388,620 shares of Class A common stock payable to existing stockholders and their affiliates.
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

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
LTL	$107,235	$83,715	$304,840	$234,531
TL	39,090	32,953	114,898	100,576
TMS	18,004	8,618	48,227	21,780
Eliminations	(639)	(616)	(1,743)	(1,497)

Total	$163,690	$124,670	$466,222	$355,390

Operating Income:
LTL	$5,156	$3,166	$17,424	$8,046
TL	1,558	1,348	4,555	3,455
TMS	1,792	468	4,049	818
Corporate	(577)	(746)	(2,928)	(1,274)

Total operating income	$7,929	$4,236	$23,100	$11,045
Interest expense	554	3,249	7,902	9,494
Loss on early extinguishment of debt	—	—	15,916	—

Income (loss) before provision (benefit) for income taxes	$7,375	$987	$(718)	$1,551

Depreciation and Amortization:
LTL	$384	$443	$1,296	$1,265
TL	188	156	551	467
TMS	175	146	517	431

Total	$747	$745	$2,364	$2,163

Capital Expenditures:
LTL	$397	$174	$898	$1,543
TL	223	180	376	300
TMS	27	10	122	33

Total	$647	$364	$1,396	$1,876

	September 30,	December 31,
	2010	2009
Assets:
LTL	$255,604	$245,508
TL	49,456	45,967
TMS	43,045	42,520
Corp
Eliminations	(133)	(714)

Total	$347,972	$333,281

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
We determine our operating segments based on the information utilized by our chief operating decision maker, our Chief Executive Officer, to allocate resources and assess performance. Based on this information, we have determined that we operate three operating segments, which are also reportable segments: LTL, TL, and TMS.
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
Within our TL brokerage business, we arrange the pickup and delivery of TL freight through our network of nine company dispatch offices and 56 independent brokerage agents primarily located throughout the Eastern United States and Canada. We offer temperature-controlled, dry van, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
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
The industry pricing environment also impacts our operating performance. Our LTL pricing is typically measured by billed revenue per hundredweight, often referred to as “yield”, and is dictated primarily by factors such as average shipment size, shipment frequency and consistency, average length of haul, freight density, and customer and geographic mix. Pricing within our TL brokerage business generally has fewer influential factors than pricing within our LTL business, but is also typically driven by shipment frequency and consistency, average length of haul, and customer and geographic mix. Since we offer both LTL and TL shipping as part of our TMS offering, pricing within our TMS segment is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector.
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
(In thousands, except for %’s)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
	$	Rev	$	Rev	$	Rev	$	Rev
Revenues:
LTL	$107,235	65.5%	$83,715	67.1%	$304,840	65.4%	$234,531	66.0%
TL	39,090	23.9%	32,953	26.4%	114,898	24.6%	100,576	28.3%
TMS	18,004	11.0%	8,618	6.9%	48,227	10.3%	21,780	6.1%
Eliminations	(639)	(0.4%)	(616)	(0.5%)	(1,743)	(0.4%)	(1,497)	(0.4%)

Total	$163,690	100.0%	$124,670	100.0%	$466,222	100.0%	$355,390	100.0%

Purchased transportation costs:
LTL	81,661	76.2%	62,995	75.2%	228,303	74.9%	174,255	74.3%
TL	34,577	88.5%	29,034	88.1%	101,820	88.6%	88,758	88.2%
TMS	13,030	72.4%	6,737	78.2%	35,352	73.3%	16,952	77.8%
Eliminations	(639)	(0.4%)	(616)	(0.5%)	(1,743)	(0.4%)	(1,497)	(0.4%)

Total	128,629	78.6%	98,150	78.7%	363,732	78.0%	278,468	78.4%

Net Revenues (1):
LTL	25,574	23.8%	20,720	24.8%	76,537	25.1%	60,276	25.7%
TL	4,513	11.5%	3,919	11.9%	13,078	11.4%	11,818	11.8%
TMS	4,974	27.6%	1,881	21.8%	12,875	26.7%	4,828	22.2%

Total	35,061	21.4%	26,520	21.3%	102,490	22.0%	76,922	21.6%

Other operating expenses (2):
LTL	20,034	18.7%	17,111	20.4%	57,817	19.0%	50,965	21.7%
TL	2,767	7.1%	2,415	7.3%	7,972	6.9%	7,896	7.9%
TMS	3,007	16.7%	1,267	14.7%	8,309	17.2%	3,579	16.4%
Corporate	577	0.4%	746	0.6%	2,928	0.6%	1,274	0.4%

Total	26,385	16.1%	21,539	17.3%	77,026	16.5%	63,714	17.9%

Depreciation and amortization:
LTL	384	0.4%	443	0.5%	1,296	0.4%	1,265	0.5%
TL	188	0.5%	156	0.5%	551	0.5%	467	0.5%
TMS	175	1.0%	146	1.7%	517	1.1%	431	2.0%

Total	747	0.5%	745	0.6%	2,364	0.5%	2,163	0.6%

Operating income:
LTL	5,156	4.8%	3,166	3.8%	17,424	5.7%	8,046	3.4%
TL	1,558	4.0%	1,348	4.1%	4,555	4.0%	3,455	3.4%
TMS	1,792	10.0%	468	5.4%	4,049	8.4%	818	3.8%
Corporate	(577)	(0.4%)	(746)	(0.6%)	(2,928)	(0.6%)	(1,274)	(0.4%)

Total	7,929	4.8%	4,236	3.4%	23,100	5.0%	11,045	3.1%

Interest expense	554	0.3%	3,249	2.6%	7,902	1.7%	9,494	2.7%

Loss on early extinguishment of debt	—	0.0%	—	0.0%	15,916	3.4%	—	0.0%

Income (loss) before provision (benefit) for income taxes	7,375	4.5%	987	0.8%	(718)	(0.2%)	1,551	0.4%

Provision (benefit) for income taxes	2,991	1.8%	371	0.3%	(432)	(0.1%)	812	0.2%

Net income (loss)	4,384	2.7%	616	0.5%	(286)	(0.1%)	739	0.2%

Accretion of Series B preferred stock	—	0.0%	490	0.4%	765	0.2%	1,442	0.4%

Net income (loss) available to common stockholders	$4,384	2.7%	$126	0.1%	$(1,051)	(0.2%)	$(703)	(0.2%)

(1)	Reflects revenues less purchased transportation costs.

(2)	Reflects the sum of the personnel and related benefits, other operating expenses, acquisition transaction expenses, and IPO related expenses.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenues
Consolidated revenues increased by $39.0 million, or 31.3%, to $163.7 million during the third quarter of 2010 from $124.7 million during the third quarter of 2009.
LTL revenues increased by $23.5 million, or 28.1%, to $107.2 million during the third quarter of 2010 from $83.7 million during the third quarter of 2009. This reflects quarter-over-quarter LTL tonnage growth of 19.2%, driven by a 19.9% increase in the number of LTL shipments, slightly offset by a 0.6% decline in weight per shipment. Our LTL tonnage increase was primarily driven by new customer growth, but a portion resulted from the acquisition of certain assets of Bullet in December 2009. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased during the quarter by 7.3%. This reflects increased fuel prices quarter-over-quarter and an increase in revenue per hundredweight excluding fuel of 5.2%, which resulted from the stabilization in the LTL pricing environment, our yield improvement initiatives and a change in freight mix. Sequentially from second quarter of 2010, yield without fuel surcharges improved 2.8% during the third quarter of 2010.
TL brokerage revenues increased by $6.1 million, or 18.6%, to $39.1 million during the third quarter of 2010 from $33.0 million during the third quarter of 2009, primarily due to a slight increase in the number of loads, quarter-over-quarter increase of approximately 13% in revenue per load, and the expansion of our TL brokerage agent network.
TMS revenues increased by $9.4 million, or 108.9%, to $18.0 million during the third quarter of 2010 from $8.6 million during the third quarter of 2009, primarily as a result of the addition of new customers and the acquisition of two TMS businesses during the second half of 2009 and one business during the first quarter of 2010, which are not reflected prior to their respective acquisition dates.
Purchased Transportation Costs
Purchased transportation costs increased by $30.5 million, or 31.1%, to $128.6 million during the third quarter of 2010 from $98.2 million during the third quarter of 2009.
LTL purchased transportation costs increased by $18.6 million, or 29.6%, to $81.6 million during the third quarter of 2010 from $63.0 million during the third quarter of 2009, and increased as a percentage of LTL revenues to 76.2% from 75.2%. This increase was primarily the result of tighter capacity in the truckload market, which caused an increase in rates paid to our third-party linehaul carriers. Excluding fuel surcharges our average linehaul cost per mile increased to $1.26 during the third quarter of 2010 from $1.16 experienced during the third quarter of 2009 through the first quarter of 2010. This increase from $1.16 to $1.26 negatively impacted our purchased transportation costs as a percent of revenues by approximately 2.5% of net revenue margin. These linehaul cost increases were partially offset by our yield improvement initiatives.
TL purchased transportation costs increased by $5.5 million, or 19.1%, to $34.6 million during the third quarter of 2010 from $29.1 million during the third quarter of 2009, and increased slightly as a percentage of TL revenues to 88.5% from 88.1%, primarily due to rising truckload rates not yet passed on to contract customers, expansion of our truckload brokerage agent network, and payment of related commissions to new agents.
TMS purchased transportation costs increased by $6.3 million, or 93.4%, to $13.0 million during the third quarter of 2010 from $6.7 million during the third quarter of 2009, and decreased as a percentage of TMS revenues to 72.4% from 78.2%. This primarily resulted from recent acquisitions, which expanded the TMS offering to include a broader range of services.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, acquisition transaction expenses, and IPO related expenses line items shown in our condensed consolidated statements of operations, increased by $4.8 million, or 22.5%, to $26.4 million during the third quarter of 2010 from $21.5 million during the third quarter of 2009.

Within our LTL business, other operating expenses increased by $2.9 million, or 17.1%, to $20.0 million during the third quarter of 2010 from $17.1 million during the third quarter of 2009, primarily as a result of the Bullet acquisition and increased dock cost related to revenue growth. Due to our scalable operating model and targeted cost reduction initiatives, LTL other operating expenses as a percentage of LTL revenues decreased to 18.7% during the third quarter of 2010 from 20.4% during the third quarter of 2009.
Within our TL brokerage business, other operating expenses increased by $0.4 million, or 14.6%, to $2.8 million during the third quarter of 2010 from $2.4 million during the third quarter of 2009. As a percentage of TL brokerage revenues, this represents a slight decrease to 7.1% from 7.3% and is primarily due to increases in market pricing and tonnage, as well as continued expansion of our TL brokerage agent network.
Within our TMS business, other operating expenses increased to $3.0 million during the third quarter of 2010 from $1.3 million during the third quarter of 2009, primarily as a result of recent TMS acquisitions completed during the second half of 2009 and the first quarter of 2010. As a percentage of TMS revenues, this represents an increase to 16.7% from 14.7%
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses declined to $0.6 million during the third quarter of 2010 from $0.8 million during the third quarter of 2009. The $0.6 million incurred during the third quarter of 2010 primarily represents corporate salaries and stock-based compensation expense. The $0.8 million incurred during the third quarter of 2009 primarily represents acquisition transaction expenses and stock-based compensation expense.
Depreciation and Amortization
Depreciation and amortization was $0.7 million during both the third quarter of 2010 and the third quarter of 2009. Within our LTL business, depreciation and amortization was $0.4 million during both the third quarter of 2010 and the third quarter of 2009. Depreciation and amortization within our TL business was $0.2 million during both the third quarter of 2010 and the third quarter of 2009. Within our TMS business, depreciation and amortization was $0.1 million during both the third quarter of 2010 and the third quarter of 2009.
Operating Income
Operating income increased by $3.7 million, or 87.2%, to $7.9 million during the third quarter of 2010 from $4.2 million during the third quarter of 2009. As a percentage of revenues, operating income increased to 4.8% during the third quarter of 2010 from 3.4% during the third quarter of 2009.
Within our LTL business, operating income increased by $2.0 million, or 62.9%, to $5.2 million from $3.2 million, which represents an increase as a percentage of LTL revenues to 4.8% from 3.8%.
Within our TL business, operating income increased by $0.3 million, or 15.6%, to $1.6 million from $1.3 million, which represents a slight decrease as a percentage of TL brokerage revenues to 4.0% from 4.1%.
Within our TMS business, operating income increased by $1.3 million to $1.8 million from $0.5 million, which represents an increase as a percentage of TMS revenues to 10.0% from 5.4%.
Interest Expense
Interest expense decreased by $2.6 million, or 82.9%, to $0.6 million during the third quarter of 2010 from $3.2 million during the third quarter of 2009, primarily attributable to the reduction of our outstanding indebtedness resulting from the application of the net proceeds from our IPO, partially offset by incremental debt financing to support the Bullet acquisition and the recent TMS acquisitions.

Income Tax
Income tax provision was $3.0 million during the third quarter of 2010 compared to $0.4 million during the third quarter of 2009. The effective tax rate was 40.6% during the third quarter of 2010 compared to 37.6% during the third quarter of 2009. The effective income tax rate in each quarter varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $4.4 million during the third quarter of 2010 compared to net income of $0.1 million during the third quarter of 2009. Net income available to common stockholders during the third quarter of 2009 was impacted by $0.5 million of accretion of Series B preferred stock dividends. Upon completion of our IPO, our shares of Series B preferred stock were converted into shares of our common stock and such accretion was eliminated as of the date of conversion.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Revenues
Consolidated revenues increased by $110.8 million, or 31.2%, to $466.2 million during the first nine months of 2010 from $355.4 million during the first nine months of 2009.
As a result of the addition of new customers and improvements in our LTL pricing, LTL revenues increased by $70.3 million, or 30.0%, to $304.8 million during the first nine months of 2010 from $234.5 million during the first nine months of 2009. During the first nine months of 2010, our LTL tonnage increased by 24.4% over the first nine months of 2009, driven by a 22.7% increase in the number of LTL shipments and a 1.4% increase in weight per shipment. Our LTL tonnage increase was primarily driven by new customer growth, but a portion resulted from the acquisition of certain assets of Bullet in December 2009. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased 5.3% year-over-year, reflecting increased fuel prices, stabilization in the LTL pricing environment, and our yield improvement initiatives.
TL brokerage revenues increased by $14.3 million, or 14.2%, to $114.9 million during the first nine months of 2010 from $100.6 million during the first nine months of 2009, primarily due to increases in market pricing and tonnage, as well as the expansion of our TL brokerage agent network.
TMS revenues increased by $26.4 million, or 121.4%, to $48.2 million during the first nine months of 2010 from $21.8 million during the first nine months of 2009, primarily as a result of the addition of new customers and the acquisition of two TMS businesses during the second nine months of 2009 and one business during the first quarter of 2010, which are not reflected prior to their respective acquisition dates.
Purchased Transportation Costs
Purchased transportation costs increased by $85.2 million, or 30.6%, to $363.7 million during the first nine months of 2010 from $278.5 million during the first nine months of 2009.
LTL purchased transportation costs increased by $54.1 million, or 31.0%, to $228.3 million during the first nine months of 2010 from $174.2 million during the first nine months of 2009, and increased modestly as a percentage of LTL revenues to 74.9% from 74.3%. This is primarily a result of rising fuel costs and tighter capacity in the truckload market. Tighter capacity caused an increase in rates paid to our third-party linehaul carriers. These factors were partially offset by improved freight density throughout our network and increased utilization of our flexible base of independent contractors.
TL purchased transportation costs increased by $13.0 million, or 14.7%, to $101.8 million during the first nine months of 2010 from $88.8 million during the first nine months of 2009, and increased slightly as a percentage of TL revenues to 88.6% from 88.2%, primary due to expansion of our TL brokerage agent network and payment of related commissions to new agents.

TMS purchased transportation costs increased by $18.3 million, or 108.5%, to $35.3 million during the first nine months of 2010 from $17.0 million during the first nine months of 2009, and decreased as a percentage of TMS revenues to 73.3% from 77.8%. This primarily resulted from recent acquisitions, which expanded the TMS offering to include higher margin services.
Other Operating Expenses
Other operating expenses (which reflect the sum of the personnel and related benefits, other operating expenses, acquisition transaction expenses, and transaction and IPO related expenses line items shown in our condensed consolidated statements of operations) increased by $13.3 million, or 20.9%, to $77.0 million during the first nine months of 2010 from $63.7 million during the first nine months of 2009.
Within our LTL business, other operating expenses increased by $6.9 million, or 13.4%, to $57.8 million during the first nine months of 2010 from $50.9 million during the first nine months of 2009, primarily as a result of the Bullet acquisition and increased dock costs related to revenue growth. Due to our scalable operating model and targeted cost reduction initiatives, LTL other operating expenses as a percentage of LTL revenues decreased to 19.0% during the first nine months of 2010 from 21.7% during the first nine months of 2009.
Within our TL brokerage business, other operating expenses increased by $0.1 million, or 1.0%, to $8.0 million during the first nine months of 2010 from $7.9 million during the first nine months of 2009. As a percentage of TL brokerage revenues, however, this represents a decrease to 6.9% from 7.9% and is primarily due to increases in market pricing and tonnage, as well as continued expansion of our TL brokerage agent network.
Within our TMS business, other operating expenses increased to $8.3 million during the first nine months of 2010 from $3.6 million during the first nine months of 2009 as a result of recent acquisitions. As a percentage of TMS revenues, other operating expenses increased to 17.2% during the first nine months of 2010 from 16.4% during the first nine months of 2009, primarily due to acquisitions of during the fourth quarter of 2009 and first quarter of 2010.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $2.9 million during the first nine months of 2010 from $1.3 million during the first nine months of 2009. The $2.9 million incurred during the first nine months of 2010 primarily represents acquisition transaction expenses, IPO related expenses, corporate salaries, and stock-based compensation expense. The $1.3 million incurred during the first nine months of 2009 primarily represents acquisition transaction expenses, management agreement expenses, and stock-based compensation expense.
Depreciation and Amortization
Depreciation and amortization increased to $2.4 million during the first nine months of 2010 from $2.2 million during the first nine months of 2009. Within our LTL business, depreciation and amortization was $1.3 million during both the first nine months of 2010 and the first nine months of 2009. Depreciation and amortization within our TL business was $0.6 million during the first nine months of 2010 and $0.5 million during the first nine months of 2009. Within our TMS business, depreciation and amortization was $0.5 million during the first nine months of 2010 and $0.4 million during the first nine months of 2009.
Operating Income
Operating income increased by $12.1 million, or 109.1%, to $23.1 million during the first nine months of 2010 from $11.0 million during the first nine months of 2009. As a percentage of revenues, operating income increased to 5.0% during the first nine months of 2010 from 3.1% during the first nine months of 2009.
Within our LTL business, operating income increased by $9.3 million, or 116.6%, to $17.4 million from $8.1 million, which represents an increase as a percentage of LTL revenues to 5.7% from 3.4%.
Within our TL business, operating income increased by $1.1 million, or 31.8%, to $4.5 million from $3.4 million, which represents an increase as a percentage of TL brokerage revenues to 4.0% from 3.4%.

Within our TMS business, operating income increased by $3.3 million to $4.1 million from $0.8 million, which represents an increase as a percentage of TMS revenues to 8.4% from 3.8%.
Interest Expense
Interest expense decreased by $1.6 million, or 16.8%, to $7.9 million during the first nine months of 2010 from $9.5 million during the first nine months of 2009, primarily attributable to the reduction of our outstanding indebtedness with net proceeds from our IPO, partially offset by incremental debt financing to support the Bullet acquisition and recent TMS segment acquisitions.
Loss on Early Extinguishment of Debt
In connection with the refinancing of our credit agreement upon completion of our IPO, we incurred a one-time loss on early extinguishment of debt of $15.9 million during the first nine months of 2010. This charge consisted of (i) $10.6 million of prepayment penalties, (ii) the payment of $2.6 million of unaccreted discount on our junior subordinated notes, (iii) the non-cash write-off of $2.2 million of deferred debt issuance costs, and (iv) the payment of legal and other miscellaneous fees of $0.5 million.
Income Tax
Income tax benefit was $0.4 million during the first nine months of 2010 compared to a provision of $0.8 million during the first nine months of 2009. The effective tax rate was 60.2% during the first nine months of 2010 compared to 52.4% during the first nine months of 2009. The effective income tax rate in each period varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Loss Available to Common Stockholders
Net loss available to common stockholders was $1.1 million during the first nine months of 2010 compared to a net loss of $0.7 million during the first nine months of 2009. Net loss available to common stockholders during the first nine months of 2010 was impacted by $0.8 million of accretion of Series B preferred stock dividends, compared to an impact of $1.4 million during the first nine months of 2009. Upon completion of our IPO, our shares of Series B preferred stock were converted into shares of our common stock and such accretion was eliminated as of the date of conversion.
Liquidity and Capital Resources
Historically, our primary sources of cash have been borrowings under our revolving credit facility, sale of subordinated notes, equity contributions, and cash flows from operations. Our primary cash needs are to fund normal working capital requirements, to finance capital expenditures, and to repay our indebtedness. As of September 30, 2010, we had $1.3 million in cash and cash equivalents, $37.9 million in net working capital, and $21.9 million of availability under our credit facility.
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
Advances under the credit agreement will bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.0%.

Our credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of September 30, 2010, we are in compliance with all debt covenants.
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
Cash Flows
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net Cash (used in) provided by:
Operating activities	$(6,795)	$(3,029)
Investing activities	995	(8,077)
Financing activities	4,878	12,207

Net change in cash and cash equivalents	$(922)	$1,101

Cash Flows from Operating Activities
Cash used in our operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, deferred interest, share-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.
The difference between our $0.3 million net loss and the $6.8 million cash used in operating activities was primarily attributable to a $15.3 million increase in our accounts receivable and a $4.6 million increase in prepaid and other assets, partially offset by a $5.3 million increase in our payables and a variety of non-cash charges, including $2.7 million of deferred interest, a $2.2 million loss on early extinguishment of debt, and $2.9 million of depreciation and amortization.
Cash Flows from Investing Activities
Cash provided by investing activities was $1.0 million during the first nine months of 2010, which primarily reflects the release of restricted cash of $4.1 million, $1.9 million used for a business acquisition and $1.4 million of capital expenditures used to support our operations.

Cash Flows from Financing Activities
Cash provided by financing activities was $4.9 million during the first nine months of 2010, which primarily reflects net payments of $114.8 million on our credit facilities and other long-term debt, proceeds from the issuance of common stock of $119.9 million and payments of $0.3 million for capital leases.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The determination of a valuation allowance is based on estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. In making such a determination, all available positive and negative evidence, scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. When evaluating the need for a valuation allowance as of September 30, 2010, we considered that we achieved cumulative net income before provision for income taxes for the most recent three years, after considering the impact of offering expenses. Further, we expect to achieve cost savings from the restructuring and synergies related to the Bullet acquisition and a reduction of interest expense related to debt restructuring that will further increase our ability to realize the benefits of the net operating loss carry forwards. The tax deductibility of the goodwill related to our acquisitions will reduce taxable income in future years; however, under our current structure, we estimate that we will generate taxable income in 2010 and will utilize all existing net operating losses carry forwards before their expiration. These estimates can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect future taxable income. Although management believes that the estimates are reasonable, the deferred tax asset and any related valuation allowance will need to be adjusted if management’s estimates of future taxable income differ from actual taxable income. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the consolidated results of operations. At September 30, 2010 and December 31, 2009, there was no valuation allowance recorded.

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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility. The interest rate on our credit facility fluctuates based on the prime rate or LIBOR plus an applicable margin. Assuming our $55.0 million revolving credit facility was fully drawn, a 1.0% increase in the borrowing rate would increase our annual interest expense by $0.5 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

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
Our Chief Executive Officer and Chief Financial Officer, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to Company management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding disclosure.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Roadrunner Transportation Systems, Inc.
Date: November 11, 2010	By:	/s/ Mark A. DiBlasi
		Name:	Mark A. DiBlasi
		Title:	President and Chief Executive Officer

Date: November 11, 2010	By:	/s/ Peter R. Armbruster
		Name:	Peter R. Armbruster
		Title:	Vice President — Finance, Chief Financial Officer, Secretary, and Treasurer