Form 10-Q
period 2011-03-31
Roadrunner Transportation Systems, Inc.
filed 2011-05-13
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $0.01 par value, of registrant outstanding at May 11, 2011: 30,201,889.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$523	$996
Accounts receivable, net	84,533	73,222
Deferred income taxes	6,367	6,367
Prepaid expenses and other current assets	13,119	10,414

Total current assets	104,542	90,999

PROPERTY AND EQUIPMENT, NET	8,475	6,894

OTHER ASSETS:
Goodwill	263,362	246,888
Other noncurrent assets	4,249	3,516

Total other assets	267,611	250,404

TOTAL ASSETS	$380,628	$348,297

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$39,969	$37,241
Accrued expenses and other liabilities	14,697	11,375

Total current liabilities	54,666	48,616

LONG-TERM DEBT	39,602	20,500
OTHER LONG-TERM LIABILITIES	10,861	8,492
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	5,000	5,000

Total liabilities	110,129	82,608

COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 100,000 shares authorized; 30,188 and 30,147 shares issued and outstanding	302	301
Additional paid-in capital	262,497	262,088
Retained earnings	7,700	3,300

Total stockholders’ investment	270,499	265,689

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$380,628	$348,297

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$171,158	$142,762
Operating expenses:
Purchased transportation costs	130,367	110,667
Personnel and related benefits	17,735	14,268
Other operating expenses	14,434	9,464
Depreciation and amortization	829	851
Acquisition transaction expenses	214	332

Total operating expenses	163,579	135,582

Operating income	7,579	7,180

Interest expense:
Interest on long-term debt	433	4,642
Dividends on preferred stock subject to mandatory redemption	50	50

Total interest expense	483	4,692

Income before provision for income taxes	7,096	2,488

Provision for income taxes	2,696	1,031

Net income	4,400	1,457

Accretion of Series B preferred stock	—	515

Net income available to common stockholders	$4,400	$942

Earnings per share available to common stockholders:
Basic	$0.15	$0.05

Diluted	$0.14	$0.05

Weighted average common stock outstanding:
Basic	30,167	18,275

Diluted	31,391	19,023

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,400	$1,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	924	1,167
Gain on disposal of buildings and equipment	(9)	(4)
Deferred interest	—	1,845
Share-based compensation	129	147
Provision for bad debts and freight bill adjustments	225	197
Deferred tax provision	2,166	990
Changes in:
Accounts receivable	(6,572)	(7,411)
Prepaid expenses and other assets	(1,923)	72
Accounts payable	1,696	3,351
Accrued expenses and other liabilities	2,107	1,253

Net cash provided by operating activities	3,143	3,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(20,000)	(1,910)
Capital expenditures	(1,199)	(356)
Proceeds from sale of buildings and equipment	12	13

Net cash used in investing activities	(21,187)	(2,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under old revolving credit facilities	—	15,540
Payments under old revolving credit facilities	—	(15,280)
Borrowings under new revolving credit facility, net of issuance costs	45,755	—
Payments under new revolving credit facility	(26,653)
Payments of contingent earnouts	(1,712)
Long-term debt borrowings, net of issuance costs	—	1,184
Long-term debt payments	—	(2,235)
Proceeds from issuance of common stock, net of issuance costs	281	978
Reduction of capital lease obligation	(100)	(88)

Net cash provided by financing activities	17,571	99

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(473)	910

CASH AND CASH EQUIVALENTS:
Beginning of period	996	2,176

End of period	$523	$3,086

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$326	$1,913
Cash paid (refunded) for income taxes (net)	$255	$99
Noncash Series B convertible preferred stock dividend	$—	$515
See notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.	Organization, Nature of Business and Significant Accounting Policies
Nature of Business

Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments, less-than-truckload (“LTL”), truckload (“TL”) and transportation management solutions (“TMS”). Within its LTL business, the Company operates 17 service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates 19 service centers, nine dispatch offices and is augmented by 74 independent agents. The Company operates its TMS business from three service centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the results of operations of each segment for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

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

On September 15, 2009, through GTS, the Company acquired all of the outstanding membership interests of Mesca Freight Services, LLC (“Mesca”) for purposes of expanding its current market presence and service offerings in the TMS segment. Mesca operates as a non-asset based, third-party logistics provider. Total consideration was $9.1 million, including $1.8 million of cash acquired. A working capital adjustment in the amount of $0.1 million was paid by GTS in 2010. The acquisition price and related financing fees of approximately $0.1 million were financed with proceeds from the issuance of common stock by GTS of $4.2 million and borrowings under a credit facility of $4.4 million. GTS incurred $0.6 million of transaction expenses related to this acquisition.

In addition to cash paid at closing, the Mesca purchase agreement calls for contingent consideration in the form of an earnout. The former owners of Mesca are entitled to receive a payment equal to the amount by which Mesca’s earnings before income taxes, depreciation and amortization, as defined in the purchase agreement, exceeds $1.6 million for the years ending December 31, 2010 and 2011. Approximately $2.4 million has been included in goodwill and is included in the TMS segment. The Company has paid $1.6 million for the earnout as of March 31, 2011.

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

In addition to cash paid at closing, the GNTS purchase agreement calls for contingent consideration in the form of an earnout. The former owner of GNTS is entitled to receive a payment equal to the amount by which GNTS’ earnings before income taxes, depreciation and amortization, as defined in the purchase agreement, exceeds $0.6 million for the years ending December 31, 2010 and 2011. Approximately $0.2 million has been included in goodwill and is included in the TMS segment. The Company has paid $0.1 million for the earnout as of March 31, 2011.

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

On February 4, 2011, the Company acquired all the outstanding stock of Morgan Southern Inc. (“Morgan Southern”) for purposes of expanding its current market presence and service offerings in the TL segment. Total consideration paid was $20.0 million. The acquisition price was financed with borrowings under the Company’s existing revolving credit facility. The Company incurred $0.3 million of transaction expenses related to this acquisition.

The following is a summary of the allocation of the purchase price paid to the fair value of the net assets (in thousands):

				Morgan
				Southern
	Mesca	GNTS	Alpha	(Preliminary)
Accounts receivable	$1,895	$706	$519	$5,024
Other current assets	69	—	8	1,414
Property and equipment	170	—	25	1,041
Goodwill	8,986	1,643	1,869	16,474
Customer relationships intangible assets	246	—	—	500
Other noncurrent assets	1	1	—	362
Accounts payable and other liabilities	(4,010)	(819)	(511)	(4,815)

Total	$7,357	$1,531	$1,910	$20,000

The Mesca, GNTS, Alpha and Morgan Southern goodwill is a result of acquiring and retaining their existing workforces and expected synergies from integrating their operations into the Company.

Morgan Southern contributed revenues to the Company of $9.6 million since the acquisition on February 4, 2011 and the impact to the Company’s net income was not material. On a pro forma basis, assuming the acquisition had closed on January 1, 2010, Morgan Southern would have contributed revenues to the Company of $13.2 million for the three months ended March 31, 2010 and $4.7 million for the period ended February 3, 2011. The impact of Morgan Southern to the Company‘s net income during these periods would not have been material. The Company’s results of operations were not materially impacted by the acquisition of Alpha. The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates.

3.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of each acquisition over the estimated fair value of the net assets acquired. The Company completes an annual goodwill impairment test as of July 1. The 2010 impairment test did not result in any impairment losses. There is no goodwill impairment for any of the periods presented in the Company’our financial statements.

The following is a rollforward of goodwill from December 31, 2010 to March 31, 2011 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2010	$185,406	$25,776	$35,706	$246,888
Acquisition of Morgan Southern	—	16,474	—	16,474

Goodwill balance as of March 31, 2011	$185,406	$42,250	$35,706	$263,362

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships — TL	$2,300	$1,637	$663	$1,800	$1,530	$270
Customer relationships — LTL	800	200	600	800	160	640
Customer relationships — TMS	546	259	287	546	232	314

Total customer relationships	$3,646	$2,096	$1,550	$3,146	$1,922	$1,224

The customer relationships intangible assets are amortized over a five-year useful life.
4.	Fair Value Measurement

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

The following table presents information, as of March 31, 2011 and December 31, 2010, about the Company’s financial liabilities, the contingent purchase price related to acquisitions that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

March 31, 2011

				Fair
	Level 1	Level 2	Level 3	Value
Contingent purchase price related to acquisitions	$—	$—	$1,304	$1,304

Total liabilities at fair value	$—	$—	$1,304	$1,304

December 31, 2010

				Fair
	Level 1	Level 2	Level 3	Value
Contingent purchase price related to acquisitions	$—	$—	$2,977	$2,977

Total liabilities at fair value	$—	$—	$2,977	$2,977

In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance as of March 31, 2011 (in thousands):

Balance as of December 31, 2010	$2,977
Payment of contingent purchase obligation	(1,712)
Adjustment to contingent purchase obligation	39

Balance as of March 31, 2011	$1,304

5.	Long-Term Debt
Long-Term Debt

Long-term debt consisted of $39,602 and $20,500 as of March 31, 2011 and December 31, 2010, respectively. In connection with our initial public offering (“IPO”), the Company entered into a new credit agreement on May 18, 2010 with U.S. Bank National Association. The credit agreement is a five-year, $55 million revolving credit facility collateralized by all assets of the Company and is subject to a borrowing base equal to 85% of the Company’s eligible receivables. The credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. As of March 31, 2011, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.0%. The revolving credit facility also provides for the issuance of up to $8.0 million in letters of credit. As of March 31, 2011, the Company had outstanding letters of credit totaling $6.3 million. Total availability under the revolving credit facility was $9.1 million as of March 31, 2011. At March 31, 2011, the average interest rate on the revolving credit facility was 3.22%.

6.	Preferred Stock
Series A Redeemable Preferred Stock

In March 2007, the Company issued and had outstanding 5,000 shares of non-voting Series A Preferred Stock (“Series A Preferred Stock”), which are mandatorily redeemable by the Company at $1,000 per share, in cash, on November 30, 2012. The Series A Preferred Stock receives cash dividends annually on April 30 at an annual rate equal to $40 per share, and if such dividends are not paid when due, such annual dividend rate shall increase to $60 per share and continue to accrue without interest until such delinquent payments are made. At March 31, 2011 and December 31, 2010, $192,000 and $142,000 is recorded as a current liability for dividends, respectively. The holders of the Series A Preferred Stock are restricted from transferring such shares and the Company has a first refusal right and may elect to repurchase the shares prior to the mandatory November 30, 2012 redemption. Upon liquidation and certain transactions treated as liquidations, as defined in the Company’s Certificate of Incorporation, the Series A Preferred Stock has liquidation preferences over the Company’s common stock. The number of issued and outstanding shares of Series A Preferred Stock, the $1,000 per share repurchase price, and the annual cash dividends are all subject to equitable adjustment whenever there is a stock split, stock dividend, combination, recapitalization, reclassification or other similar event. As long as there is Series A Preferred Stock outstanding, no dividends may be declared or paid on common stock of the Company.

7.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average common stock outstanding during the period. At March 31, 2011 and March 31, 2010, diluted earnings per share is calculated by dividing net income by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.

The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	Three Months Ended March 31,
	2011	2010
Basic weighted average stock outstanding	30,167	18,275
Effect of dilutive securities:
Employee stock options	504	378
Warrants	720	370

Dilutive weighted average stock outstanding	31,391	19,023

The Company had additional stock options and warrants outstanding of 308,698 and 3,037,727 as of March 31, 2011 and March 31, 2010, respectively. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive.

8.	Income Taxes

The effective income tax rate was 38.0% for the three months ended March 31, 2011, compared with 41.4% for the three months ended March 31, 2010. In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, Canadian income taxes, and adjustments for permanent differences.

9.	Commitments and Contingencies
Contingencies

In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of March 31, 2011 and December 31, 2010, the Company had reserves for estimated uninsured losses of $3.5 million and $2.6 million, respectively.

10.	Related Party Transactions

As part of the 2007 acquisition of Big Rock Transportation, Inc., Midwest Carriers, Inc., Sargent Trucking, Inc., B&J Transportation, Inc., and Smith Truck Brokers, Inc. (collectively, “Sargent”), the Company was required to pay an earnout to the former Sargent owners and now Series A Preferred Stock holders. At both March 31, 2011 and December 31, 2010, $0.8 million earned in 2006 and 2007 was classified as an other long-term liability. The Company’s obligation to make further contingent payments to the former Sargent owners terminated as of December 31, 2009.

As part of the Bullet Freight Systems, Inc. acquisition in 2009, the Company issued eight-year warrants exercisable for an aggregate 268,765 shares of Class A common stock payable to the former Bullet owners. These warrants were exercised in July of 2010. Additionally, certain existing stockholders and their affiliates also received eight-year warrants exercisable for an aggregate 1,388,620 shares of Class A common stock payable to existing stockholders and their affiliates. These warrants are still outstanding as of March 31, 2011.

11.	Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also reportable segments: LTL, TL and TMS.

These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes public company expenses, acquisition transaction expenses, corporate salaries and stock-based compensation expense.

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues:
LTL	$100,654	$91,326
TL	54,576	38,191
TMS	16,515	13,738
Eliminations	(587)	(493)

Total	$171,158	$142,762

Operating Income:
LTL	$4,879	$5,166
TL	2,493	1,543
TMS	1,319	952
Corporate	(1,112)	(481)

Total operating income	$7,579	$7,180
Interest expense	483	4,692

Income before provision for income taxes	$7,096	$2,488

Depreciation and Amortization:
LTL	$401	$504
TL	251	180
TMS	177	167

Total	$829	$851

Capital Expenditures:
LTL	$900	$205
TL	267	84
TMS	32	67

Total	$1,199	$356

	March 30,	December 31,
	2011	2010
Assets:
LTL	$282,186	$259,706
TL	76,263	49,533
TMS	44,334	44,905
Eliminations	(22,155)	(5,847)

Total	$380,628	$348,297

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included in our Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in the section Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our results for the year ended December 31, 2010, set forth in our 10-K filed with the Securities and Exchange Commission on March 31, 2011.
Company Overview
We are a leading non-asset based transportation and logistics service provider offering a full suite of solutions, including customized and expedited LTL, TL, TMS, intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), and domestic and international air. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
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
Truckload. Within our TL business, we arrange the pickup and delivery of TL freight through our network of 19 service centers, nine company dispatch offices, and 74 independent agents primarily located throughout the Eastern United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
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
Our success principally depends on our ability to generate revenues through our network of sales personnel and independent agents and to deliver freight in all modes safely, on time, and cost-effectively through a suite of solutions tailored to the needs of each client. Customer shipping demand, over-the-road freight tonnage levels, and equipment capacity, which are subject to overall economic conditions, ultimately drive increases or decreases in our revenues. Our ability to operate profitably and generate cash is also impacted by the average over-the-road length of haul, pricing dynamics, customer mix, and our ability to manage costs effectively. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is typically comprised of a base rate, a fuel surcharge, and any applicable service fees. Within our TL business, we typically charge a flat rate negotiated on each load based upon the industry factors noted above and in place at the time of the freight movement. Within our TMS business, we typically charge a variable rate on each shipment in addition to transaction or service fees appropriate for the solution we have developed for a specific customer’s needs.

We incur costs that are directly related to the transportation of freight, including purchased transportation costs and commissions paid to our agents. We also incur indirect costs associated with the transportation of freight that include other operating costs, such as insurance and claims. In addition, we incur personnel-related costs and other operating expenses, collectively discussed herein as other operating expenses, essential to administering our operations. We continually monitor all components of our cost structure and establish annual budgets, which are generally used to benchmark costs incurred on a monthly basis.
Purchased transportation costs within our LTL business represent amounts we pay to ICs or purchased power providers and are generally contractually agreed-upon rates. Purchased transportation costs within our TL business are typically based on negotiated rates for each load hauled. We pay commissions to each agent based on a percentage of margin generated. Within our TMS business, purchased transportation costs include payments made to our purchased power providers, which are generally contractually agreed-upon rates. Purchased transportation costs are the largest component of our cost structure and are generally higher as a percentage of revenues within our TL business than within our LTL and TMS businesses. Our purchased transportation costs typically increase or decrease in proportion to revenues.
Our ability to maintain or grow existing tonnage levels is impacted by overall economic conditions, shipping demand, and over-the-road freight capacity in North America, as well as by our ability to offer a competitive solution in terms of pricing, safety, and on-time delivery.
The industry pricing environment also impacts our operating performance. Our LTL pricing is typically measured by billed revenue per hundredweight, often referred to as “yield”, and is dictated primarily by factors such as average shipment size, shipment frequency and consistency, average length of haul, freight density, and customer and geographic mix. Pricing within our TL business generally has fewer influential factors than pricing within our LTL business, but is also typically driven by shipment frequency and consistency, average length of haul, and customer and geographic mix. Since we offer both LTL and TL shipping as part of our TMS offering, pricing within our TMS segment is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector.
The transportation industry is dependent upon the availability of adequate fuel supplies. Our LTL business typically charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. Although revenues from fuel surcharges generally more than offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, our operating income may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. The operating income of our TL and TMS businesses is not impacted directly by changes in fuel rates as we are able to pass through fuel costs to our customers.
Recent Acquisitions
In February 2011, we acquired all of the outstanding stock of Morgan Southern, Inc. for purposes of expanding our intermodal presence within our TL segment. Headquartered in Georgia, Morgan Southern provides primarily intermodal transportation and related services. Morgan Southern employs city drivers and leases equipment to make city deliveries along with the utilization of ICs. See acquisition footnote 2 within the notes to the unaudited condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2011			2010
	(In thousands, except for %’s)
		% of	% Growth		% of
	$	Revenues	Y/Y	$	Revenues
Revenues:
LTL	$100,654	58.8%	10.2%	$91,326	64.0%
TL	54,576	31.9%	42.9%	38,191	26.8%
TMS	16,515	9.6%	20.2%	13,738	9.6%
Eliminations	(587)	(0.3%)	NM	(493)	(0.3%)

Total	171,158	100.0%	19.9%	142,762	100.0%

Purchased transportation costs:
LTL	75,133	74.6%	11.9%	67,154	73.5%
TL	43,760	80.2%	29.1%	33,897	88.8%
TMS	12,061	73.0%	19.3%	10,109	73.6%
Eliminations	(587)	100.0%	NM	(493)	100.0%

Total	130,367	76.2%	17.8%	110,667	77.5%

Net revenues (1):
LTL	25,521	25.4%	5.6%	24,172	26.5%
TL	10,816	19.8%	151.9%	4,294	11.2%
TMS	4,454	27.0%	22.7%	3,629	26.4%

Total	40,791	23.8%	27.1%	32,095	22.5%

Other operating expenses (2):
LTL	20,241	20.1%	9.4%	18,502	20.3%
TL	8,072	14.8%	214.0%	2,571	6.7%
TMS	2,958	17.9%	17.8%	2,510	18.3%
Corporate	1,112	0.6%	131.2%	481	0.3%

Total	32,383	18.9%	34.6%	24,064	16.9%

Depreciation and amortization:
LTL	401	0.4%	(20.4%)	504	0.6%
TL	251	0.5%	39.4%	180	0.5%
TMS	177	1.1%	6.0%	167	1.2%

Total	829	0.5%	(2.6%)	851	0.6%

Operating income:
LTL	4,879	4.8%	(5.6%)	5,166	5.7%
TL	2,493	4.6%	61.6%	1,543	4.0%
TMS	1,319	8.0%	38.6%	952	6.9%
Corporate	(1,112)	—	—	(481)	—

Total	7,579	4.4%	5.6%	7,180	5.0%

Interest expense	483	0.3%	(89.7%)	4,692	3.3%

Income before provision for income taxes	7,096	4.1%	185.2%	2,488	1.7%

Provision for income taxes	2,696	1.6%	161.5%	1,031	0.7%

Net income	4,400	2.6%	202.0%	1,457	1.0%

Accretion of Series B preferred stock	—	—	—	515	0.4%

Net income available to common stockholders	$4,400	2.6%	367.1%	$942	0.7%

(1)	Reflects revenues less purchased transportation costs.

(2)	Reflects the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenues
Consolidated revenues increased by $28.4 million, or 19.9%, to $171.2 million during the first quarter of 2011 from $142.8 million during the first quarter of 2010.
LTL revenues increased by $9.4 million, or 10.2%, to $100.7 million during the first quarter of 2011 from $91.3 million during the first quarter of 2010. This reflects quarter-over-quarter LTL tonnage growth of 0.7%, driven by a 3.2% increase in the number of LTL shipments, slightly offset by a 2.5% decline in weight per shipment. Our LTL tonnage increase was driven by new and existing customer growth. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased during the quarter by 10.3%. This increase in revenue per hundredweight reflects increased fuel prices quarter-over-quarter and an increase in revenue per hundredweight excluding fuel of 5.6%, which resulted from the stabilization in the LTL pricing environment, our yield improvement initiatives, and a change in freight mix that provided increased revenue per hundredweight. Our yield improvement, include, but are not limited to, surcharges in certain geographic locations and renegotiation of accounts that have fuel caps or waivers in effect.
TL revenues increased by $16.4 million, or 42.9%, to $54.6 million during the first quarter of 2011 from $38.2 million during the first quarter of 2010. This growth was primarily driven by a 1.2% increase in the number of loads, a quarter-over-quarter increase in revenue per load of 16.0%, the expansion of our TL agent network, and the acquisition of Morgan Southern. During the first quarter of 2011 the Morgan Southern acquisition contributed revenues of $9.6 million.
TMS revenues increased by $2.8 million, or 20.2%, to $16.5 million during the first quarter of 2011 from $13.7 million during the first quarter of 2010, primarily as a result new and existing customer growth.
Purchased Transportation Costs
Purchased transportation costs increased by $19.7 million, or 17.8%, to $130.4 million during the first quarter of 2011 from $110.7 million during the first quarter of 2010.
LTL purchased transportation costs increased by $7.9 million, or 11.9%, to $75.1 million during the first quarter of 2011 from $67.2 million during the first quarter of 2010, and increased as a percentage of LTL revenues to 74.6% from 73.5%. This increase was primarily the result of rising fuel prices and an increase in linehaul cost per mile of 5.2% from the first quarter of 2010. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.22 during the first quarter of 2011 from $1.16 from the first quarter of 2010. This increase was partially offset by our yield improvement initiatives and linehaul cost reduction initiatives that include the utilization of our ICs on lanes most impacted by rising rates.
TL purchased transportation costs increased by $9.9 million, or 29.1%, to $43.8 million during the first quarter of 2011 from $33.9 million during the first quarter of 2010, and decreased as a percentage of TL revenues to 80.2% from 88.8%, primarily due to Morgan Southern city drivers and leased equipment expenses being included in other operating expenses. Additionally, increases in market pricing and expansion of our truckload agent network reduced the percentage of purchased transportation costs to TL revenues.
TMS purchased transportation costs increased by $2.0 million, or 19.3%, to $12.1 million during the first quarter of 2011 from $10.1 million during the first quarter of 2010. TMS purchased transportation costs as a percentage of TMS revenues decreased to 73.0% from 73.6%, primarily as a result of continued strong revenue growth in higher margin services.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses line items shown in our condensed consolidated statements of operations, increased by $8.3 million, or 34.6%, to $32.4 million during the first quarter of 2011 from $24.1 million during the first quarter of 2010.

Within our LTL business, other operating expenses increased by $1.7 million, or 9.4%, to $20.2 million during the first quarter of 2011 from $18.5 million during the first quarter of 2010, primarily as a result of excessive medical and insurance claims not typically experienced, January and February snow related removal costs, and 2011 economic increases that were not in effect during the first quarter of 2010. Due to our scalable operating model and targeted cost reduction initiatives, LTL other operating expenses as a percentage of LTL revenues decreased to 20.1% during the first quarter of 2011 from 20.3% from the first quarter of 2010.
Within our TL business, other operating expenses increased by $5.5 million, or 214.0%, to $8.1 million during the first quarter of 2011 from $2.6 million during the first quarter of 2010, primarily as a result of Morgan Southern city drivers and leased equipment expenses being included in other operating expenses. As a percentage of TL revenues, this represents an increase to 14.8% from 6.7%.
Within our TMS business, other operating expenses increased by $0.5 million, or 17.8%, to $3.0 million during the first quarter of 2011 from $2.5 million during the first quarter of 2010. As a percentage of TMS revenues, this represents a decrease to 17.9% from 18.3%.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $1.1 million during the first quarter of 2011 from $0.5 during the first quarter of 2010, primarily a result of $0.6 million of public company cost that were not incurred during the first quarter of 2010.
Depreciation and Amortization
Depreciation and amortization was $0.8 million for the first quarter of 2011 and $0.9 million for the first quarter of 2010. Within our LTL business, depreciation and amortization was $0.4 million during the first quarter of 2011 and $0.5 million during the first quarter of 2010. Within our TL business, depreciation and amortization within our TL business was $0.3 million during the first quarter of 2011 and $0.2 million during the first quarter of 2010. Within our TMS business, depreciation and amortization was $0.2 million during both the first quarter of 2011 and 2010.
Operating Income
Operating income increased by $0.4 million, or 5.6%, to $7.6 million during the first quarter of 2011 from $7.2 million during the first quarter of 2010. As a percentage of revenues, operating income decreased to 4.4% during the first quarter of 2011 from 5.0% during the first quarter of 2010.
Within our LTL business, operating income decreased by $0.3 million, or 5.6%, to $4.9 million from $5.2 million, and also decreased as a percentage of LTL revenues to 4.8% from 5.7%, primarily as a result from the factors discussed above.
Within our TL business, operating income increased by $1.0 million, or 61.6%, to $2.5 million from $1.5 million, and also increased as a percentage of TL revenues to 4.6% from 4.0%, primarily as a result from the factors discussed above.
Within our TMS business, operating income increased by $0.3 million, or 38.6%, to $1.3 million from $1.0 million, and also increased as a percentage of TMS revenues to 8.0% from 6.9%, primarily as a result from the factors discussed above.
Interest Expense
Interest expense decreased by $4.2 million, or 89.7%, to $0.5 million during the first quarter of 2011 from $4.7 million during the first quarter of 2010, primarily attributable to the reduction of our outstanding indebtedness resulting from the application of the net proceeds from our IPO.

Income Tax
Income tax provision was $2.7 million during the first quarter of 2011 compared to $1.0 million during the first quarter of 2010. The effective tax rate was 38.0% during the first quarter of 2011 compared to 41.4% during the first quarter of 2010. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $4.4 million during the first quarter of 2011 compared to $0.9 million during the first quarter of 2010. In addition the factors discussed above for operating income net income available to common stockholders during the first quarter of 2011 was impacted by a $4.2 million reduction of interest expense and $1.7 million increase in income taxes during the first quarter of 2011 compared to the first quarter of 2010.
Liquidity and Capital Resources
Historically, our primary sources of cash have been borrowings under our revolving credit facility, sale of subordinated notes, equity contributions, and cash flows from operations. Our primary cash needs are to fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of March 31, 2011, we had $0.5 million in cash and cash equivalents, $9.1 million of availability under our credit facility, and $49.4 million in net working capital.
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
Our credit facility agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit facility agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit facility agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of March 31, 2011, we were in compliance with all debt covenants.

Cash Flows
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net Cash provided by (used in):
Operating activities	$3,143	$3,064
Investing activities	(21,187)	(2,253)
Financing activities	17,571	99

Net (decrease) increase in cash and cash equivalents	$(473)	$910

Cash Flows from Operating Activities
Cash provided by our operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred interest, share-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.
The difference between our $4.4 million net income and the $3.1 million cash provided by operating activities during the three months ended March 31, 2011 was primarily attributable to a $6.6 million increase in our accounts receivable and a $1.9 million increase in prepaid expenses and other assets, partially offset by a $1.7 million increase in accounts payable, $2.1 million increase in accrued expenses and other liabilities, and a variety of non-cash charges, including $2.2 million of deferred income taxes, and $0.9 million of depreciation and amortization.
Cash Flows from Investing Activities
Cash used in investing activities was $21.2 million during the three months ended March 31, 2011, which primarily reflects $20.0 million used for our acquisition of Morgan Southern and $1.2 million of capital expenditures made to support our operations.
Cash Flows from Financing Activities
Cash provided by financing activities was $17.6 million during the three months ended March 31, 2011, which primarily reflects net borrowings of $19.1 million under our credit facilities, payments of $1.7 million for contingent earnouts, proceeds from the issuance of common stock of $0.3 million relating to employees stock option exercises and payments of $0.1 million for our capital leases obligations.
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
Other intangible assets recorded consist of definite lived customer relationships. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The determination of a valuation allowance is based on estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. In making such a determination, all available positive and negative evidence, scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. When evaluating the need for a valuation allowance as of December 31, 2010, we considered that we achieved cumulative net income before provision for income taxes for the most recent two years. Further, we achieved cost savings from a reduction of interest expense related to the IPO that will further increase our ability to realize the benefits of the net operating loss carry forwards. The tax deductibility of the goodwill related to our acquisitions will reduce taxable income in future years. We estimate that we will utilize all existing net operating losses carry forwards before their expiration. These estimates can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect future taxable income. Although management believes that the estimates are reasonable, the deferred tax asset and any related valuation allowance will need to be adjusted if management’s estimates of future taxable income differ from actual taxable income. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the consolidated results of operations. At March 31, 2011 and December 31, 2010, there was no valuation allowance recorded.
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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility. The interest rate on our revolving credit facility fluctuates based on the base rate or Eurocurrency rate plus an applicable margin. Assuming our $55.0 million revolving credit facility was fully drawn, a 1.0% increase in the borrowing rate would increase our annual interest expense by $0.5 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our 10-K filed with the SEC on March 31, 2011 in analyzing an investment in our common stock. If any of such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.
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

Roadrunner Transportation Systems, Inc.
Date: May 13, 2011	By:	/s/ Mark A. DiBlasi
		Name:	Mark A. DiBlasi
		Title:	President and Chief Executive Officer

Date: May 13, 2011	By:	/s/ Peter R. Armbruster
		Name:	Peter R. Armbruster
		Title:	Vice President — Finance, Chief Financial Officer, Secretary, and Treasurer