Form 10-Q
period 2011-06-30
Roadrunner Transportation Systems, Inc.
filed 2011-08-12
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $0.01 par value, of registrant outstanding at August 8, 2011: 30,495,137.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2011

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets— June 30, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Operations— Three Months and Six Months Ended June 30, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows— Three Months and Six Months Ended June 30, 2011 and 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 6. Exhibits	23

Signatures	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,417	$996
Accounts receivable, net	94,778	73,222
Deferred income taxes	6,367	6,367
Prepaid expenses and other current assets	13,308	10,414

Total current assets	115,870	90,999

PROPERTY AND EQUIPMENT, NET	19,997	6,894
OTHER ASSETS:
Goodwill	266,618	246,888
Other noncurrent assets	4,373	3,516

Total other assets	270,991	250,404

TOTAL ASSETS	$406,858	$348,297

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,500	$—
Accounts payable	43,413	37,241
Accrued expenses and other liabilities	14,676	11,375

Total current liabilities	65,589	48,616

LONG-TERM DEBT, net of current maturities	36,500	20,500
OTHER LONG-TERM LIABILITIES	21,248	8,492
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	5,000	5,000

Total liabilities	128,337	82,608

COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 100,000 shares authorized; 30,480 and 30,147 shares issued and outstanding	305	301
Additional paid-in capital	263,085	262,088
Retained earnings	15,131	3,300

Total stockholders’ investment	278,521	265,689

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$406,858	$348,297

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$208,271	$159,770	$379,429	$302,532
Operating expenses:
Purchased transportation costs	156,398	124,436	286,765	235,103
Personnel and related benefits	20,323	15,420	38,058	29,688
Other operating expenses	17,904	9,657	32,338	19,121
Depreciation and amortization	1,053	766	1,882	1,617
Acquisition transaction expenses	106	—	320	332
IPO related expenses	—	1,500	—	1,500

Total operating expenses	195,784	151,779	359,363	287,361

Operating income	12,487	7,991	20,066	15,171

Interest expense:
Interest on long-term debt	451	2,606	884	7,248
Dividends on preferred stock subject to mandatory redemption	50	50	100	100

Total interest expense	501	2,656	984	7,348

Loss on early extinguishment of debt	—	15,916	—	15,916

Income (loss) before provision (benefit) for income taxes	11,986	(10,581)	19,082	(8,093)

Provision (benefit) for income taxes	4,555	(4,454)	7,251	(3,423)

Net income (loss)	7,431	(6,127)	11,831	(4,670)

Accretion of Series B preferred stock	—	250	—	765

Net income (loss) available to common stockholders	$7,431	$(6,377)	$11,831	$(5,435)

Earnings (loss) per share available to common stockholders:
Basic	$0.25	$(0.25)	$0.39	$(0.25)

Diluted	$0.24	$(0.25)	$0.38	$(0.25)

Weighted average common stock outstanding:
Basic	30,285	25,497	30,227	21,906

Diluted	31,522	25,497	31,457	21,906

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,831	$(4,670)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,062	2,086
Gain on disposal of buildings and equipment	(54)	(63)
Loss on early extinguishment of debt	—	2,224
Deferred interest	—	2,728
Share-based compensation	277	264
Provision for bad debts and freight bill adjustments	620	432
Deferred tax provision (benefit)	6,104	(3,524)
Changes in:
Accounts receivable	(15,766)	(11,947)
Prepaid expenses and other assets	(1,328)	(827)
Accounts payable	6,970	4,277
Accrued expenses and other liabilities	(657)	(2,575)

Net cash provided by (used in) operating activities	10,059	(11,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	4,066
Acquisition of business, net of cash acquired	(29,333)	(1,910)
Capital expenditures	(2,298)	(749)
Proceeds from sale of buildings and equipment	90	86

Net cash (used in) provided by investing activities	(31,541)	1,493

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility, net of issuance costs	73,630	68,481
Payments under revolving credit facility	(80,130)	(71,059)
Long-term debt borrowings	30,000	1,184
Long-term debt payments	—	(107,213)
Debt issuance costs	(407)	—
Payments of contingent earnouts	(1,712)	—
Proceeds from issuance of common stock, net of issuance costs	725	119,823
Reduction of capital lease obligation	(203)	(178)

Net cash provided by financing activities	21,903	11,038

NET INCREASE IN CASH AND CASH EQUIVALENTS	421	936

CASH AND CASH EQUIVALENTS:
Beginning of period	996	2,176

End of period	$1,417	$3,112

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$794	$8,183
Cash paid for income taxes (net)	$563	$238
Noncash Series B convertible preferred stock dividend	$—	$765
See notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.	Organization, Nature of Business and Significant Accounting Policies
Nature of Business

Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments, less-than-truckload (“LTL”), truckload and logistics (“TL”) and transportation management solutions (“TMS”). Within its LTL business, the Company operates 18 service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 19 service centers, nine dispatch offices and is augmented by 76 independent agents. The Company operates its TMS business from three service centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.

On February 29, 2008, Thayer | HCI Equity Partners III, L.P. (“HCI III”), through an indirect majority-owned subsidiary, GTS Acquisition Sub, Inc. (“GTS”), acquired all of the outstanding capital stock of Group Transportation Services, Inc. and all of the outstanding membership units of GTS Direct, LLC (the “Transaction”). HCI III is an affiliate of Thayer Equity Investors V, L.P., the controlling shareholder of the Company. GTS was formed on February 12, 2008 and there were no substantive operations from date of inception until the Transaction on February 29, 2008. On May 18, 2010, GTS merged with the Company.

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

In addition to cash paid at closing, the Mesca purchase agreement calls for contingent consideration in the form of an earnout. The former owners of Mesca are entitled to receive a payment equal to the amount by which Mesca’s earnings before income taxes, depreciation and amortization, as defined in the purchase agreement, exceeds $1.6 million for the years ending December 31, 2010 and 2011. Approximately $2.4 million has been included in goodwill and is included in the TMS segment. The Company has paid $1.6 million for the earnout as of June 30, 2011.

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

In addition to cash paid at closing, the GNTS purchase agreement calls for contingent consideration in the form of an earnout. The former owner of GNTS is entitled to receive a payment equal to the amount by which GNTS’ earnings before income taxes, depreciation and amortization, as defined in the purchase agreement, exceeds $0.6 million for the years ending December 31, 2010 and 2011. Approximately $0.2 million has been included in goodwill and is included in the TMS segment. The Company has paid $0.1 million for the earnout as of June 30, 2011.

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

On February 4, 2011, the Company acquired all the outstanding stock of Morgan Southern Inc. (“Morgan Southern”) for purposes of expanding its current market presence and service offerings in the TL segment. Total consideration paid was $19.4 million after a working capital adjustment. The acquisition price was financed with borrowings under the Company’s existing revolving credit facility. The Company incurred $0.3 million of transaction expenses related to this acquisition.

On June 1, 2011, the Company acquired all the outstanding stock of Bruenger Trucking Company (“Bruenger”) for the purposes of expanding its current market presence in the TL segment. Total consideration paid was $10.8 million. The acquisition price was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 5. The Company incurred $0.1 million of transaction expenses related to this acquisition.

In addition to cash paid at closing, the Bruenger purchase agreement calls for contingent consideration in the form of an earnout capped at $3.0 million. The former owners of Bruenger are entitled to receive a payment equal to the amount by which Bruenger’s annual operating income, as defined in the purchase agreement, exceeds $1.1 million for the six months ending December 31, 2011 and $2.1 million for the years ending 2012, 2013 and 2014. Approximately $2.6 million has been included in goodwill and is included in the TL segment.

The following is a summary of the allocation of the purchase price paid to the fair value of the net assets (in thousands):

				Morgan
				Southern	Bruenger
	Mesca	GNTS	Alpha	(Preliminary)	(Preliminary)
Accounts receivable	$1,895	$706	$519	$4,870	$2,004
Other current assets	69	—	8	1,199	773
Property and equipment	170	—	25	1,041	11,326
Goodwill	8,986	1,643	1,869	16,385	3,345
Customer relationships intangible assets	246	—	—	500
Other noncurrent assets	1	1	—
Accounts payable and other liabilities	(4,010)	(819)	(511)	(4,639)	(7,471)

Total	$7,357	$1,531	$1,910	$19,356	$9,977

The Mesca, GNTS, Alpha, Morgan Southern and Bruenger goodwill is a result of acquiring and retaining their existing workforces and expected synergies from integrating their operations into the Company. The Company anticpates that the goodwill from the Mesca and Alpha acquistions will be dedecutible for tax purposes while the goodwill from the GNTS, Morgan Southern and Bruenger is will not be deductible for tax purposes.

Morgan Southern contributed revenues to the Company of $17.2 for the three months ended June 30, 2011 and 26.8 million since the acquisition on February 4, 2011 and the impact to the Company’s net income was not material. On a pro forma basis, assuming the acquisition had closed on January 1, 2010, Morgan Southern would have contributed revenues to the Company of $14.1 million and $27.3 million for the three months and six months ended June 30, 2010 and $4.7 million for the period ended February 3, 2011. The impact of Morgan Southern to the Company’s net income during these periods would not have been material. The Company’s results of operations were not materially impacted by the acquisitions of Bruenger and Alpha. The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates.

3.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of each acquisition over the estimated fair value of the net assets acquired. The Company completes an annual goodwill impairment test as of July 1. The 2010 impairment test did not result in any impairment losses. There is no goodwill impairment for any of the periods presented in the Company’s financial statements.

The following is a rollforward of goodwill from December 31, 2010 to June 30, 2011 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2010	$185,406	$25,776	$35,706	$246,888
Acquisition of Morgan Southern	—	16,385	—	16,385
Acquisition of Bruenger	—	3,345	—	3,345

Goodwill balance as of June 30, 2011	$185,406	$45,506	$35,706	$266,618

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships — TL	$2,300	$1,752	$548	$1,800	$1,530	$270
Customer relationships — LTL	800	240	560	800	160	640
Customer relationships — TMS	546	286	260	546	232	314

Total customer relationships	$3,646	$2,278	$1,368	$3,146	$1,922	$1,224

The customer relationships intangible assets are amortized over a five-year useful life.
4.	Fair Value Measurement

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

The following table presents information, as of June 30, 2011 and December 31, 2010, about the Company’s financial liabilities, the contingent purchase price related to acquisitions that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

June 30, 2011

				Fair
	Level 1	Level 2	Level 3	Value
Contingent purchase price related to acquisitions	$—	$—	$3,946	$3,946

Total liabilities at fair value	$—	$—	$3,946	$3,946

December 31, 2010

				Fair
	Level 1	Level 2	Level 3	Value
Contingent purchase price related to acquisitions	$—	$—	$2,977	$2,977

Total liabilities at fair value	$—	$—	$2,977	$2,977

In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three months ended and six months ended June 30, 2011 (in thousands):

Balance as of March 31, 2011	$1,304
Acquisition of Bruenger	2,581
Payment of contingent purchase obligation	—
Adjustment to contingent purchase obligation	61

Balance as of June 30, 2011	$3,946

Balance as of December 31, 2010	$2,977
Acquisition of Bruenger	2,581
Payment of contingent purchase obligation	(1,712)
Adjustment to contingent purchase obligation	100

Balance as of June 30, 2011	$3,946

5.	Long-Term Debt
Long-Term Debt

Long-term debt consisted of $36.5 million and $20.5 million as of June 30, 2011 and December 31, 2010, respectively. In connection with the Company’s initial public offering (“IPO”), the Company entered into a credit agreement on May 18, 2010 with U.S. Bank National Association. The credit agreement included a $55 million revolving credit facility. On May 31, 2011, in connection with the Company’s acquisition of Bruenger, the Company entered into an amended and restated credit agreement with U.S. Bank and the other lenders, which maintained the $55 million revolving credit facility and also includes a $30.0 million term loan. The credit facility matures in 2015. Principal on the term loan is due in quarterly installments of $1.8 million per quarter until 2015. The amended and restated credit agreement is collateralized by all assets of the Company and the revolving credit facility is subject to a borrowing base equal to 85% of the Company’s eligible receivables. The amended and restated credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. As of June 30, 2011, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the amended and restated credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.0%. The revolving credit facility also provides for the issuance of up to $10.0 million in letters of credit. As of June 30, 2011, the Company had outstanding letters of credit totaling $6.3 million. Total availability under the revolving credit facility was $34.7 million as of June 30, 2011. At June 30, 2011, the average interest rate on the revolving credit facility was 2.9%.

6.	Preferred Stock
Series A Redeemable Preferred Stock

In March 2007, the Company issued and had outstanding 5,000 shares of non-voting Series A Preferred Stock (“Series A Preferred Stock”), which are mandatorily redeemable by the Company at $1,000 per share, in cash, on November 30, 2012. The Series A Preferred Stock receives cash dividends annually on April 30 at an annual rate equal to $40 per share, and if such dividends are not paid when due, such annual dividend rate shall increase to $60 per share and continue to accrue without interest until such delinquent payments are made. At June 30, 2011 and December 31, 2010, $42,000 and $142,000 is recorded as a current liability for dividends, respectively. The holders of the Series A Preferred Stock are restricted from transferring such shares and the Company has a first refusal right and may elect to repurchase the shares prior to the mandatory November 30, 2012 redemption. Upon liquidation and certain transactions treated as liquidations, as defined in the Company’s Certificate of Incorporation, the Series A Preferred Stock has liquidation preferences over the Company’s common stock. The number of issued and outstanding shares of Series A Preferred Stock, the $1,000 per share repurchase price, and the annual cash dividends are all subject to equitable adjustment whenever there is a stock split, stock dividend, combination, recapitalization, reclassification or other similar event. As long as there is Series A Preferred Stock outstanding, no dividends may be declared or paid on common stock of the Company.

7.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average common stock outstanding during the period. At June 30, 2011 and June 30, 2010, diluted earnings per share is calculated by dividing net income by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.

The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic weighted average stock outstanding	30,285	25,497	30,227	21,906
Effect of dilutive securities:
Employee stock options	510	—	506	—
Restricted stock units	6	—	3	—
Warrants	721	—	721	—

Dilutive weighted average stock outstanding	31,522	25,497	31,457	21,906

The Company had additional stock options and warrants outstanding of 308,698 and 6,068,378 as of June 30, 2011 and 2010, respectively. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive.

8.	Income Taxes

The effective income tax provision rate was 38.0% for the six months ended June 30, 2011, compared with a benefit rate of 42.3% for the six months ended June 30, 2010. In determining the quarterly provision (benefit) for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, Canadian income taxes, and adjustments for permanent differences.

9.	Commitments and Contingencies
Contingencies

In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of June 30, 2011 and December 31, 2010, the Company had reserves for estimated uninsured losses of $3.6 million and $2.5 million, respectively.

10.	Related Party Transactions

As part of the 2007 acquisition of Big Rock Transportation, Inc., Midwest Carriers, Inc., Sargent Trucking, Inc., B&J Transportation, Inc., and Smith Truck Brokers, Inc. (collectively, “Sargent”), the Company was required to pay an earnout to the former Sargent owners and now Series A Preferred Stock holders. At both June 30, 2011 and December 31, 2010, $0.8 million earned in 2006 and 2007 was classified as an other long-term liability. The Company’s obligation to make further contingent payments to the former Sargent owners terminated as of December 31, 2009.

As part of the Bullet Freight Systems, Inc. (“Bullet”) acquisition in 2009, the Company issued eight-year warrants exercisable for an aggregate 268,765 shares of Class A common stock payable to the former Bullet owners. These warrants were exercised in July of 2010. Additionally, certain existing stockholders and their affiliates also received eight-year warrants exercisable for an aggregate 1,388,620 shares of Class A common stock payable to existing stockholders and their affiliates. During the second quarter of 2011, certain stockholders exercised 554,328 of these warrants while 834,292 were still outstanding as of June 30, 2011.

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

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
LTL	$121,390	$106,279	$222,044	$197,605
TL	68,721	37,617	123,297	75,808
TMS	18,990	16,485	35,505	30,223
Eliminations	(830)	(611)	(1,417)	(1,104)

Total	$208,271	$159,770	$379,429	$302,532

Operating Income:
LTL	$7,652	$7,102	$12,531	$12,268
TL	4,238	1,454	6,731	2,997
TMS	1,719	1,305	3,038	2,257
Corporate	(1,122)	(1,870)	(2,234)	(2,351)

Total operating income	$12,487	$7,991	$20,066	$15,171
Interest expense	501	2,656	984	7,348
Loss on early extinguishment of debt	—	15,916	—	15,916

Income before provision for income taxes	$11,986	$(10,581)	$19,082	$(8,093)

Depreciation and Amortization:
LTL	$436	$408	$837	$912
TL	449	183	700	363
TMS	168	175	345	342

Total	$1,053	$766	$1,882	$1,617

Capital Expenditures:
LTL	$635	$296	$1,535	$501
TL	457	69	724	153
TMS	7	28	39	95

Total	$1,099	$393	$2,298	$749

	June 30,	December 31,
	2011	2010
Assets:
LTL	$293,679	$259,706
TL	97,074	49,533
TMS	44,412	44,905
Eliminations	(28,307)	(5,847)

Total	$406,858	$348,297

12.	Subsequent Event

On August 1, 2011, the Company acquired all of the outstanding stock of The James Brooks Company, a provider of intermodal transportation and related services primarily from the ports of Los Angeles/Long Beach and Oakland for approximately $7.5 million. The acquisition was financed with borrowing under the Company’s revolving credit facility.

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
Company Overview
We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including customized and expedited LTL, TL, TMS, intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), and domestic and international air. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three reportable operating segments:
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 18 service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption. Our LTL segment also includes domestic and international air transportation services.
Truckload and Logistics. Within our TL business, we arrange the pickup and delivery of TL freight through our network of 19 service centers, nine company dispatch offices, and 76 independent agents primarily located throughout the Eastern United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
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
Recent Acquisitions
In February 2011, we acquired all of the outstanding stock of Morgan Southern, Inc. for purposes of expanding our intermodal presence within our TL segment. Headquartered in Georgia, Morgan Southern provides primarily intermodal transportation and related services. Morgan Southern employs city drivers and leases equipment to make city deliveries along with the utilization of ICs. See acquisition footnote 2 within the notes to our unaudited condensed consolidated financial statements included in this report.
In May 2011, we acquired all of the outstanding stock of Bruenger Trucking Company for purposes of expanding our truckload presence within our TL segment. Headquartered in Kansas, Bruenger provides primarily temperature controlled truckload and related services. Bruenger employs drivers along with the utilization of ICs. See acquisition footnote 2 within the notes to our unaudited condensed consolidated financial statements included in this report.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
		% of		% of		% of		% of
	$	Rev	$	Rev	$	Rev	$	Rev
Revenues:
LTL	$121,390	58.3%	$106,279	66.5%	$222,044	58.5%	$197,605	65.3%
TL	68,721	33.0%	37,617	23.5%	123,297	32.5%	75,808	25.1%
TMS	18,990	9.1%	16,485	10.3%	35,505	9.4%	30,223	10.0%
Eliminations	(830)	(0.4%)	(611)	(0.4%)	(1,417)	(0.4%)	(1,104)	(0.4%)

Total	208,271	100.0%	159,770	100.0%	379,429	100.0%	302,532	100.0%

Purchased transportation costs:
LTL	91,972	75.8%	79,488	74.8%	167,105	75.3%	146,642	74.2%
TL	51,169	74.5%	33,346	88.6%	94,929	77.0%	67,243	88.7%
TMS	14,087	74.2%	12,213	74.1%	26,148	73.6%	22,322	73.9%
Eliminations	(830)	(0.4%)	(611)	(0.4%)	(1,417)	(0.4%)	(1,104)	(0.4%)

Total	156,398	75.1%	124,436	77.9%	286,765	75.6%	235,103	77.7%

Net revenues (1):
LTL	29,418	24.2%	26,791	25.2%	54,939	24.7%	50,963	25.8%
TL	17,552	25.5%	4,271	11.4%	28,368	23.0%	8,565	11.3%
TMS	4,903	25.8%	4,272	25.9%	9,357	26.4%	7,901	26.1%

Total	51,873	24.9%	35,334	22.1%	92,664	24.4%	67,429	22.3%

Other operating expenses (2):
LTL	21,330	17.6%	19,281	18.1%	41,571	18.7%	37,783	19.1%
TL	12,865	18.7%	2,634	7.0%	20,937	17.0%	5,205	6.9%
TMS	3,016	15.9%	2,792	16.9%	5,974	16.8%	5,302	17.5%
Corporate	1,122	0.5%	1,870	1.2%	2,234	0.6%	2,351	0.8%

Total	38,333	18.4%	26,577	16.6%	70,716	18.6%	50,641	16.7%

Depreciation and amortization:
LTL	436	0.4%	408	0.4%	837	0.4%	912	0.5%
TL	449	0.7%	183	0.5%	700	0.6%	363	0.5%
TMS	168	0.9%	175	1.1%	345	1.0%	342	1.1%

Total	1,053	0.5%	766	0.5%	1,882	0.5%	1,617	0.5%

Operating income:
LTL	7,652	6.3%	7,102	6.7%	12,531	5.6%	12,268	6.2%
TL	4,238	6.2%	1,454	3.9%	6,731	5.5%	2,997	4.0%
TMS	1,719	9.1%	1,305	7.9%	3,038	8.6%	2,257	7.5%
Corporate	(1,122)	(0.5%)	(1,870)	(1.2%)	(2,234)	(0.6%)	(2,351)	(0.8%)

Total	12,487	6.0%	7,991	5.0%	20,066	5.3%	15,171	5.0%

Interest expense	501	0.2%	2,656	1.7%	984	0.3%	7,348	2.4%

Loss on early extinguishment of debt	—	0.0%	15,916	10.0%	—	0.0%	15,916	5.3%

Income (loss) before provision (benefit) for income taxes	11,986	5.8%	(10,581)	(6.6%)	19,082	5.0%	(8,093)	(2.7%)

Provision (benefit) for income taxes	4,555	2.2%	(4,454)	(2.8%)	7,251	1.9%	(3,423)	(1.1%)

Net income (loss)	7,431	3.6%	(6,127)	(3.8%)	11,831	3.1%	(4,670)	(1.5%)

Accretion of Series B preferred stock	—	0.0%	250	0.2%	—	0.0%	765	0.3%

Net income (loss) available to common stockholders	$7,431	3.6%	$(6,377)	(4.0%)	$11,831	3.1%	$(5,435)	(1.8%)

(1)	Reflects revenues less purchased transportation costs.

(2)	Reflects the sum of the personnel and related benefits, other operating expenses, acquisition transaction expenses, and IPO related expenses.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Revenues
Consolidated revenues increased by $48.5 million, or 30.4%, to $208.3 million during the second quarter of 2011 from $159.8 million during the second quarter of 2010.
LTL revenues increased by $15.1 million, or 14.2%, to $121.4 million during the second quarter of 2011 from $106.3 million during the second quarter of 2010. This reflects quarter-over-quarter LTL tonnage growth of 1.8%, driven by a 3.3% increase in the number of LTL shipments, slightly offset by a 1.5% decline in weight per shipment. Our LTL tonnage increase was driven by new and existing customer growth. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased during the quarter by 11.3%. This increase in revenue per hundredweight reflects increased fuel prices quarter-over-quarter and an increase in revenue per hundredweight excluding fuel of 5.1%, which resulted from the stabilization in the LTL pricing environment, our yield improvement initiatives, and a continued change in freight mix. Our yield improvement initiatives, include, but are not limited to, surcharges in certain geographic locations and renegotiation of accounts that have fuel caps or waivers in effect.
TL revenues increased by $31.1 million, or 82.7%, to $68.7 million during the second quarter of 2011 from $37.6 million during the second quarter of 2010. This growth was primarily driven by the acquisition of Morgan Southern and Bruenger, 30.9% organic growth due to an 11.2% increase in the number of loads, a quarter-over-quarter increase in revenue per load of 17.6% and the continued expansion of our TL agent network. During the second quarter of 2011 the Morgan Southern acquisition contributed revenues of $17.1 million and the Bruenger acquisition contributed revenue of $2.4 million.
TMS revenues increased by $2.5 million, or 15.2%, to $19.0 million during the second quarter of 2011 from $16.5 million during the second quarter of 2010, primarily as a result of new and existing customer growth.
Purchased Transportation Costs
Purchased transportation costs increased by $32.0 million, or 25.7%, to $156.4 million during the second quarter of 2011 from $124.4 million during the second quarter of 2010.
LTL purchased transportation costs increased by $12.5 million, or 15.7%, to $92.0 million during the second quarter of 2011 from $79.5 million during the second quarter of 2010, and increased as a percentage of LTL revenues to 75.8% from 74.8%. This increase was primarily the result of rising fuel prices. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.24 during the second quarter of 2011 from $1.21 from the second quarter of 2010. This increase was more than offset by our yield improvement initiatives and linehaul cost reduction initiatives that include the utilization of our ICs on lanes most impacted by rising rates.
TL purchased transportation costs increased by $17.9 million, or 53.4%, to $51.2 million during the second quarter of 2011 from $33.3 million during the second quarter of 2010, and decreased as a percentage of TL revenues to 74.5% from 88.6%, primarily due to Morgan Southern and Bruenger drivers and leased equipment expenses being included in other operating expenses. Additionally, increases in market pricing and expansion of our truckload agent network reduced the percentage of purchased transportation costs to TL revenues.
TMS purchased transportation costs increased by $1.9 million, or 15.3%, to $14.1 million during the second quarter of 2011 from $12.2 million during the second quarter of 2010. TMS purchased transportation costs as a percentage of TMS revenues increased slightly to 74.2% from 74.1%, primarily as a result of continued strong revenue growth.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses line items shown in our condensed consolidated statements of operations, increased by $11.7 million, or 44.2%, to $38.3 million during the second quarter of 2011 from $26.6 million during the second quarter of 2010.

Within our LTL business, other operating expenses increased by $2.0 million, or 10.6%, to $21.3 million during the second quarter of 2011 from $19.3 million during the second quarter of 2010, primarily as a result of increased dock labor costs associated with the 3.4% increase in shipment count, a 25.0% increase in our inbound freight, and increased auto liability, medical and cargo claims. Due to our scalable operating model and targeted cost reduction initiatives, LTL other operating expenses as a percentage of LTL revenues decreased to 17.6% during the second quarter of 2011 from 18.1% from the second quarter of 2010.
Within our TL business, other operating expenses increased by $10.3 million, or 388.4%, to $12.9 million during the second quarter of 2011 from $2.6 million during the second quarter of 2010, primarily as a result of Morgan Southern and Bruenger drivers and leased equipment expenses being included in other operating expenses. As a percentage of TL revenues, this represents an increase to 18.7% from 7.0%.
Within our TMS business, other operating expenses increased by $0.2 million, or 8.0%, to $3.0 million during the second quarter of 2011 from $2.8 million during the second quarter of 2010. As a percentage of TMS revenues, this represents a decrease to 15.9% from 16.9%.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses decreased to $1.1 million during the second quarter of 2011 from $1.9 million during the second quarter of 2010, primarily a result of $1.5 million of IPO related costs that were incurred during the second quarter of 2010 that were offset by $0.6 million of public company costs and $0.1 million of acquisition transaction expenses that were incurred during the second quarter of 2011.
Depreciation and Amortization
Depreciation and amortization was $1.1 million for the second quarter of 2011 and $0.8 million for the second quarter of 2010. Within our LTL business, depreciation and amortization was $0.4 million during both the second quarter of 2011 and 2010. Within our TL business, depreciation and amortization within our TL business was $0.4 million during the second quarter of 2011 and $0.2 million during the second quarter of 2010. Within our TMS business, depreciation and amortization was $0.2 million during both the second quarter of 2011 and 2010.
Operating Income
Operating income increased by $4.5 million, or 56.3%, to $12.5 million during the second quarter of 2011 from $8.0 million during the second quarter of 2010. As a percentage of revenues, operating income increased to 6.0% during the second quarter of 2011 from 5.0% during the second quarter of 2010.
Within our LTL business, operating income increased by $0.6 million, or 7.7%, to $7.7 million during the second quarter of 2011 from $7.1 million during the second quarter of 2010, and decreased as a percentage of LTL revenues to 6.3% from 6.7%, primarily as a result from the factors discussed above.
Within our TL business, operating income increased by $2.7 million, or 191.5%, to $4.2 million during the second quarter of 2011 from $1.5 million during the second quarter of 2010, and also increased as a percentage of TL revenues to 6.2% from 3.9%, primarily as a result from the factors discussed above.
Within our TMS business, operating income increased by $0.4 million, or 31.7%, to $1.7 million during the second quarter of 2011 from $1.3 million during the second quarter of 2010, and also increased as a percentage of TMS revenues to 9.1% from 7.9%, primarily as a result from the factors discussed above.
Interest Expense
Interest expense decreased by $2.2 million, or 81.1%, to $0.5 million during the second quarter of 2011 from $2.7 million during the second quarter of 2010, primarily attributable to the reduction of our outstanding indebtedness resulting from the application of the net proceeds from our IPO.

Income Tax
Income tax provision was $4.6 million during the second quarter of 2011 compared to a benefit of $4.5 million during the second quarter of 2010. The effective tax rate was 38.0% during the second quarter of 2011 compared to 42.3% during the second quarter of 2010. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income (Loss) Available to Common Stockholders
Net income available to common stockholders was $7.4 million during the second quarter of 2011 compared to a net loss of $6.1 million during the second quarter of 2010. In addition the factors discussed above for operating income net income available to common stockholders during the second quarter of 2011 was impacted by a $2.2 million reduction of interest expense and $9.1 million increase in income tax provision during the second quarter of 2011 compared to the second quarter of 2010. In addition, the Company incurred $15.9 million for the early extinguishment of debt in the second quarter of 2010 that it did not occur in the second quarter of 2011.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Revenues
Consolidated revenues increased by $76.9 million, or 25.4%, to $379.4 million during the first half of 2011 from $302.5 million during the first half of 2010.
LTL revenues increased by $24.4 million, or 12.4%, to $222.0 million during the first half of 2011 from $197.6 million during the first half of 2010. This reflects LTL tonnage growth of 1.3%, driven by a 3.3% increase in the number of LTL shipments, slightly offset by a 1.9% decline in weight per shipment. Our LTL tonnage increase was driven by new and existing customer growth. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased during the first half of 2011 by 10.9%. This increase in revenue per hundredweight reflects increased fuel prices and an increase in revenue per hundredweight excluding fuel of 5.3%, which resulted from the stabilization in the LTL pricing environment, our yield improvement initiatives, and a change in freight mix. Our yield improvements, include, but are not limited to, surcharges in certain geographic locations and renegotiation of accounts that have fuel caps or waivers in effect.
TL revenues increased by $47.5 million, or 62.6%, to $123.3 million during the first half of 2011 from $75.8 million during the first half of 2010. This growth was primarily driven by 24.2% organic growth due to a 6.1% increase in the number of loads, an increase in revenue per load of 16.9%, the continued expansion of our TL agent network, and the acquisition of Morgan Southern and Bruenger. During the first half of 2011 the Morgan Southern acquisition contributed revenues of $26.8 million and the Bruenger acquisition contributed revenues of $2.4 million.
TMS revenues increased by $5.3 million, or 17.5%, to $35.5 million during the first half of 2011 from $30.2 million during the first half of 2010, primarily as a result of new and existing customer growth.
Purchased Transportation Costs
Purchased transportation costs increased by $51.7 million, or 22.0%, to $286.8 million during the first half of 2011 from $235.1 million during the first half of 2010.
LTL purchased transportation costs increased by $20.5 million, or 14.0%, to $167.1 million during the first half of 2011 from $146.6 million during the first half of 2010, and increased as a percentage of LTL revenues to 75.3% from 74.2%. This increase was primarily the result of rising fuel prices from the first half of 2010. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.23 during the first half of 2011 from $1.19 from the first half of 2010. This increase was fully offset by our yield improvement initiatives and linehaul cost reduction initiatives that include the utilization of our ICs on lanes most impacted by rising rates.
TL purchased transportation costs increased by $27.7 million, or 41.2%, to $94.9 million during the first half of 2011 from $67.2 million during the first half of 2010, and decreased as a percentage of TL revenues to 77.0% from 88.7%, primarily due to Morgan Southern and Bruenger drivers and leased equipment expenses being included in other operating expenses. Additionally, increases in market pricing and expansion of our truckload agent network reduced the percentage of purchased transportation costs to TL revenues.

TMS purchased transportation costs increased by $3.8 million, or 17.1%, to $26.1 million during the first half of 2011 from $22.3 million during the first half of 2010. TMS purchased transportation costs as a percentage of TMS revenues decreased to 73.6% from 73.9%, primarily as a result of continued strong revenue growth in higher margin services.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses line items shown in our unaudited condensed consolidated statements of operations, increased by $20.1 million, or 39.6%, to $70.7 million during the first half of 2011 from $50.6 million during the first half of 2010.
Within our LTL business, other operating expenses increased by $3.8 million, or 10.0%, to $41.6 million during the first half of 2011 from $37.8 million during the first half of 2010, primarily as a result of increased dock labor associated with the 3.3% increase in shipment count, a 24.0% increase in our inbound freight, increased auto liability, medical, and cargo claims and January and February snow related removal costs. Due to our scalable operating model and targeted cost reduction initiatives, LTL other operating expenses as a percentage of LTL revenues decreased to 18.7% during the first half of 2011 from 19.1% from the first half of 2010.
Within our TL business, other operating expenses increased by $15.7 million, or 302.2%, to $20.9 million during the first half of 2011 from $5.2 million during the first half of 2010, primarily as a result of Morgan Southern and Bruenger drivers and leased equipment expenses being included in other operating expenses. As a percentage of TL revenues, this represents an increase to 17.0% from 6.9%.
Within our TMS business, other operating expenses increased by $0.7 million, or 12.7%, to $6.0 million during the first half of 2011 from $5.3 million during the first half of 2010. As a percentage of TMS revenues, this represents a decrease to 16.8% from 17.5%.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses decreased to $2.2 million during the first half of 2011 from $2.4 million during the first half of 2010, primarily a result $1.5 million of IPO related costs that were incurred during the second quarter of 2010 that were offset by $1.3 million of public company cost that were incurred during the first half of 2011.
Depreciation and Amortization
Depreciation and amortization was $1.9 million for the first half of 2011 and $1.6 million for the first half of 2010. Within our LTL business, depreciation and amortization was $0.8 million during the first half of 2011 and $0.9 million during the first half of 2010. Within our TL business, depreciation and amortization was $0.7 million during the first half of 2011 and $0.4 million during the first half of 2010. Within our TMS business, depreciation and amortization was $0.3 million during both the first half of 2011 and 2010.
Operating Income
Operating income increased by $4.9 million, or 32.3%, to $20.1 million during the first half of 2011 from $15.2 million during the first half of 2010. As a percentage of revenues, operating income increased to 5.3% during the first half of 2011 from 5.0% during the first half of 2010.
Within our LTL business, operating income decreased by $0.2 million, or 2.1%, to $12.5 million during the first half of 2011 from $12.3 million during the first half of 2010, and also decreased as a percentage of LTL revenues to 5.6% from 6.2%, primarily as a result from the factors discussed above.
Within our TL business, operating income increased by $3.7 million, or 124.6%, to $6.7 million during the first half of 2011 from $3.0 million during the first half of 2010, and also increased as a percentage of TL revenues to 5.5% from 4.0%, primarily as a result from the factors discussed above.

Within our TMS business, operating income increased by $0.7 million, or 34.6%, to $3.0 million during the first half of 2011 from $2.3 million during the first half of 2010, and also increased as a percentage of TMS revenues to 8.6% from 7.5%, primarily as a result from the factors discussed above.
Interest Expense
Interest expense decreased by $6.3 million, or 86.6%, to $1.0 million during the first half of 2011 from $7.3 million during the first half of 2010, primarily attributable to the reduction of our outstanding indebtedness resulting from the application of the net proceeds from our IPO.
Income Tax
Income tax provision was $7.3 million during the first half of 2011 compared to a benefit of $3.4 million during the first half of 2010. The effective tax rate was 38.0% during the first half of 2011 compared to 42.3% during the first half of 2010. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income (Loss) Available to Common Stockholders
Net income available to common stockholders was $11.8 million during the first half of 2011 compared to a net loss of $4.7 million during the first half of 2010. In addition the factors discussed above for operating income net income available to common stockholders during the first half of 2011 was impacted by a $6.3 million reduction of interest expense and $10.7 million increase in income tax provision during the first half of 2011 compared to the first half of 2010.
Liquidity and Capital Resources
Historically, our primary sources of cash have been borrowings under our credit facility, sale of subordinated notes, equity contributions, and cash flows from operations. Our primary cash needs are to fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of June 30, 2011, we had $1.4 million in cash and cash equivalents, $34.7 million of availability under our credit facility, and $48.9 million in net working capital.
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
Our amended and restated credit facility consists of a $30.0 million term loan, a revolving line of credit up to a maximum aggregate amount of $55.0 million, of which up to $5.0 million may be used for Swing Line Loans (as defined in the amended and restated credit agreement) and up to $10.0 million may be used for letters of credit. The credit facility matures on May 18, 2015.
Advances under our amended and restated credit facility agreement bear interest at either (a) the Eurocurrency Rate (as defined in the amended and restated credit agreement), plus an applicable margin in the range of 2.5% to 3.0%, or (b) the Base Rate (as defined in the amended and restated credit agreement), plus an applicable margin in the range of 1.5% to 2.0%.
Our amended and restated credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our amended and restated credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our amended and restated credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of June 30, 2011, we were in compliance with all debt covenants.

Cash Flows
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$10,059	$(11,595)
Investing activities	(31,541)	1,493
Financing activities	21,903	11,038

Net increase in cash and cash equivalents	$421	$936

Cash Flows from Operating Activities
Cash provided by our operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred interest, share-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.
The difference between our $11.8 million net income and the $10.1 million cash provided by operating activities during the six months ended June 30, 2011 was primarily attributable to a $15.8 million increase in our accounts receivable, $1.3 million increase in prepaid expenses and other assets and a $0.7 million decreased in accrued expenses and other liabilities, partially offset by a $7.0 million increase in accounts payable, and a variety of non-cash charges, including $6.1 million of deferred income taxes, and $2.1 million of depreciation and amortization.
Cash Flows from Investing Activities
Cash used in investing activities was $31.5 million during the six months ended June 30, 2011, which primarily reflects $29.3 million used for our acquisitions of Morgan Southern and Bruenger and $2.3 million of capital expenditures made to support our operations.
Cash Flows from Financing Activities
Cash provided by financing activities was $21.9 million during the six months ended June 30, 2011, which primarily reflects net borrowings of $23.5 million under our credit facility, payments of $0.4 million for debt issuance costs, $1.7 million for contingent earnouts, proceeds from the issuance of common stock of $0.7 million relating to employees stock option exercises and payments of $0.2 million for our capital leases obligations.
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

Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is tested for impairment at least annually, as of June 30, using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. Our reporting units are our operating segments as this is the lowest level for which discrete financial information is prepared and regularly reviewed by management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of our impairment test, the fair value of our reporting units are calculated based upon an average of an income fair value approach and market fair value approach.
Other intangible assets recorded consist of definite lived customer relationships. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The determination of a valuation allowance is based on estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. In making such a determination, all available positive and negative evidence, scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. When evaluating the need for a valuation allowance as of December 31, 2010, we considered that we achieved cumulative net income before provision for income taxes for the most recent two years. Further, we achieved cost savings from a reduction of interest expense related to the IPO that will further increase our ability to realize the benefits of the net operating loss carry forwards. The tax deductibility of the goodwill related to our acquisitions will reduce taxable income in future years. We estimate that we will utilize all existing net operating losses carry forwards before their expiration. These estimates can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect future taxable income. Although management believes that the estimates are reasonable, the deferred tax asset and any related valuation allowance will need to be adjusted if management’s estimates of future taxable income differ from actual taxable income. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the consolidated results of operations. At June 30, 2011 and December 31, 2010, there was no valuation allowance recorded.
At December 31, 2010, we had $41.6 million of gross federal net operating losses which are available to reduce federal income taxes in future years and expire in the years 2025 through 2029. We are subject to federal and state tax examinations for all tax years subsequent to December 31, 2005. Although the pre-2006 years are no longer subject to examinations by the Internal Revenue Service and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in the future.
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
Interest Rate Risk
We have exposure to changes in interest rates on our credit facility. The interest rate on our credit facility fluctuates based on the base rate or Eurocurrency rate plus an applicable margin. Assuming our $85.0 million credit facility was fully drawn, a 1.0% increase in the borrowing rate would increase our annual interest expense by $0.9 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 6.	EXHIBITS.

10.10	Amended and Restated Credit Agreement, dated May 31, 2011, among the Registrant, the Lenders (as defined therein), and U.S. Bank National Association, a national banking association (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 1, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roadrunner Transportation Systems, Inc.
Date: August 11, 2011	By:	/s/ Mark A. DiBlasi
		Name:	Mark A. DiBlasi
		Title:	President and Chief Executive Officer

Date: August 11, 2011	By:	/s/ Peter R. Armbruster
		Name:	Peter R. Armbruster
		Title:	Vice President – Finance, Chief Financial Officer, Secretary, and Treasurer