Form 10-Q
period 2011-09-30
Roadrunner Transportation Systems, Inc.
filed 2011-11-14
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $0.01 par value, of registrant outstanding at November 09, 2011: 30,705,050.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2011

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets — September 30, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Operations — Three Months and Nine Months Ended September 30, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2011 and 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 6. Exhibits	27

Signatures	28

Exhibit 10.12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,347	$996
Accounts receivable, net	107,581	73,222
Deferred income taxes	4,038	6,367
Prepaid expenses and other current assets	13,375	10,414

Total current assets	127,341	90,999

PROPERTY AND EQUIPMENT, NET	24,265	6,894

OTHER ASSETS:
Goodwill	368,698	246,888
Other noncurrent assets	12,110	3,516

Total other assets	380,808	250,404

TOTAL ASSETS	$532,414	$348,297

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,000	$—
Accounts payable	52,220	37,241
Accrued expenses and other liabilities	23,997	11,375

Total current liabilities	90,217	48,616

LONG-TERM DEBT, net of current maturities	131,636	20,500
OTHER LONG-TERM LIABILITIES	16,628	8,492
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	5,000	5,000

Total liabilities	243,481	82,608

COMMITMENTS AND CONTINGENCIES (NOTE 9)	—
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 100,000 shares authorized; 30,705 and 30,147 shares issued and outstanding	301	301
Additional paid-in capital	266,326	262,088
Retained earnings	22,306	3,300

Total stockholders’ investment	288,933	265,689

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$532,414	$348,297

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$226,193	$163,690	$605,622	$466,222
Operating expenses:
Purchased transportation costs	165,521	128,629	452,286	363,732
Personnel and related benefits	23,598	15,826	61,656	45,514
Other operating expenses	22,163	10,502	54,501	29,623
Depreciation and amortization	1,499	747	3,381	2,364
Acquisition transaction expenses	618	57	938	389
IPO related expenses	—	—	—	1,500

Total operating expenses	213,399	155,761	572,762	443,122

Operating income	12,794	7,929	32,860	23,100

Interest expense:
Interest on long-term debt	1,172	504	2,056	7,752
Dividends on preferred stock subject to mandatory redemption	50	50	150	150

Total interest expense	1,222	554	2,206	7,902

Loss on early extinguishment of debt	—	—	—	15,916

Income (loss) before provision (benefit) for income taxes	11,572	7,375	30,654	(718)

Provision (benefit) for income taxes	4,397	2,991	11,648	(432)

Net income (loss)	7,175	4,384	19,006	(286)

Accretion of Series B preferred stock	—	—	—	765

Net income (loss) available to common stockholders	$7,175	$4,384	$19,006	$(1,051)

Earnings (loss) per share available to common stockholders:
Basic	$0.23	$0.15	$0.63	$(0.04)

Diluted	$0.23	$0.14	$0.60	$(0.04)

Weighted average common stock outstanding:
Basic	30,562	30,052	30,340	24,316

Diluted	31,758	31,089	31,576	24,316

See notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,006	$(286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,734	2,944
Gain on disposal of buildings and equipment	(184)	(186)
Loss on early extinguishment of debt	—	2,224
Deferred interest	—	2,728
Share-based compensation	406	373
Provision for bad debts and freight bill adjustments	657	586
Deferred tax provision (benefit)	2,579	(432)
Changes in:
Accounts receivable	(20,030)	(15,327)
Prepaid expenses and other assets	(4,863)	(4,641)
Accounts payable	11,540	5,252
Accrued expenses and other liabilities	812	(30)

Net cash provided by (used in) operating activities	13,657	(6,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	4,066
Acquisition of business, net of cash acquired	(127,216)	(1,910)
Capital expenditures	(3,735)	(1,396)
Proceeds from sale of buildings and equipment	319	235

Net cash (used in) provided by investing activities	(130,632)	995

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	101,992	72,899
Payments under revolving credit facility	(116,856)	(80,745)
Long-term debt borrowings	140,000	1,184
Long-term debt payments	—	(107,213)
Debt issuance cost	(4,120)	(876)
Payments of contingent earnouts	(3,212)	—
Proceeds from issuance of common stock, net of issuance costs	833	119,903
Reduction of capital lease obligation	(311)	(274)

Net cash provided by financing activities	118,326	4,878

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,351	(922)

CASH AND CASH EQUIVALENTS:
Beginning of period	996	2,176

End of period	$2,347	$1,254

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$1,363	$8,762
Cash paid for income taxes (net)	$850	$251
Noncash Series B convertible preferred stock dividend	$—	765

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Organization, Nature of Business and Significant Accounting Policies
Nature of Business

Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments: less-than-truckload (“LTL”), truckload and logistics (“TL”) and transportation management solutions (“TMS”). Within its LTL business, the Company operates 18 service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 21 service centers, four consolidation facilities, nine dispatch offices and is augmented by 76 independent agents. The Company operates its TMS business from three service centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.

On February 29, 2008, HCI Equity Partners III, L.P. (“HCI III”), through an indirect majority-owned subsidiary, GTS Acquisition Sub, Inc. (“GTS”), acquired all of the outstanding capital stock of Group Transportation Services, Inc. and all of the outstanding membership units of GTS Direct, LLC (the “Transaction”). HCI III is an affiliate of Thayer Equity Investors V, L.P., the controlling shareholder of the Company. GTS was formed on February 12, 2008 and there were no substantive operations from date of inception until the Transaction on February 29, 2008. On May 18, 2010, GTS merged with the Company.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

On September 15, 2009, through GTS, the Company acquired all of the outstanding membership interests of Mesca Freight Services, LLC (“Mesca”) for purposes of expanding its current market presence and service offerings in the TMS segment. Mesca operates as a non-asset based, third-party logistics provider. Total consideration was $9.1 million, including $1.8 million of cash acquired. A working capital adjustment in the amount of $0.1 million was paid by GTS in 2010. The acquisition price and related financing fees of approximately $0.1 million were financed with proceeds from the issuance of common stock by GTS of $4.2 million and borrowings under the Company’s then-existing credit facility of $4.4 million. GTS incurred $0.6 million of transaction expenses related to this acquisition.

The Mesca purchase agreement calls for contingent consideration in the form of an earnout. The former owners of Mesca are entitled to receive a payment equal to the amount by which Mesca’s earnings before income taxes, depreciation and amortization, as defined in the purchase agreement, exceeds $1.6 million for the years ending December 31, 2010 and 2011. Approximately $2.4 million has been included in goodwill and is included in the TMS segment. The Company paid $3.1 million as of September 30, 2011 related to the earnout and has no further commitments due under this agreement.

On December 7, 2009, through GTS, the Company acquired all of the outstanding stock of Great Northern Transportation Services, Inc. (“GNTS”) for purposes of expanding its current market presence and service offerings in the TMS segment. GNTS is an agent of Mesca and operates from New Hampshire. Total consideration was $1.7 million, including $0.2 million of cash acquired. The acquisition price was financed with proceeds from the issuance of common stock by GTS of $0.9 million and borrowings under the Company’s then-existing credit facility of $0.9 million. GTS incurred $0.2 million of transaction expenses related to this acquisition.

The GNTS purchase agreement calls for contingent consideration in the form of an earnout. The former owner of GNTS is entitled to receive a payment equal to the amount by which GNTS’ earnings before income taxes, depreciation and amortization, as defined in the purchase agreement, exceeds $0.6 million for the years ending December 31, 2010 and 2011. Approximately $0.2 million has been included in goodwill and is included in the TMS segment. The Company has paid $0.1 million for the earnout as of September 30, 2011.

On February 12, 2010, through GTS, the Company acquired all the outstanding stock of Alpha Freight Systems, Inc. (“Alpha”) for purposes of expanding its current market presence and service offerings in the TMS segment. Total consideration was $2.0 million, including $0.1 million of cash acquired. The acquisition price was financed with proceeds from the issuance of common stock by GTS of $1.0 million and borrowings under the Company’s then-existing credit facility of $1.2 million. GTS incurred $0.3 million of transaction expenses related to this acquisition.

On February 4, 2011, the Company acquired all the outstanding stock of Morgan Southern Inc. (“Morgan Southern”) for purposes of expanding its current market presence and service offerings in the TL segment. Total consideration paid was $19.4 million after a working capital adjustment. The acquisition price was financed with borrowings under the Company’s then-existing revolving credit facility. The Company incurred $0.3 million of transaction expenses related to this acquisition.

On June 1, 2011, the Company acquired all the outstanding stock of Bruenger Trucking Company (“Bruenger”) for the purposes of expanding its current market presence in the TL segment. Total consideration paid was $10.6 million after a working capital adjustment. The acquisition price was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 5. The Company incurred $0.1 million of transaction expenses related to this acquisition.

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

On August 1, 2011, the Company acquired all the outstanding stock of James Brooks Company, Inc. and C.A.L, Transport, Inc., (collectively “James Brooks”), for the purpose of expanding its market presence in the TL segment. Total consideration paid was $7.6 million subject to a final working capital adjustment. The acquisition price was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 5. The Company incurred $0.1 million of transaction expenses related to this acquisition.

On August 31, 2011, the Company acquired all the outstanding stock of Prime Logistics Corporation (“Prime”) for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $96.6 million after a working capital adjustment. The acquisition price was financed with $3.0 million of stock and the remainder was financed with borrowings under the Company’s second amended and restated credit facility discussed in Note 5. The Company incurred $0.5 million of transaction expenses related to this acquisition.

The following is a summary of the allocation of the purchase price paid to the fair value of the net assets acquired (in thousands):

				Morgan		James
				Southern	Bruenger	Brooks	Prime
	Mesca	GNTS	Alpha	(Preliminary)	(Preliminary)	(Preliminary)	(Preliminary)
Accounts receivable	$1,895	$706	$519	$4,860	$1,948	$777	$8,149
Other current assets	69	—	8	842	729	36	506
Property and equipment	170	—	25	1,041	11,234	319	3,996
Goodwill	8,986	1,643	1,869	16,081	3,624	6,798	95,307
Customer relationships intangible assets	246	—	—	500	—	—	3,400
Other noncurrent assets	1	1	—	356	300	161	523
Accounts payable and other liabilities	(4,010)	(819)	(511)	(4,324)	(7,225)	(529)	(15,291)

Total	$7,357	$1,531	$1,910	$19,356	$10,610	$7,562	$96,590

The goodwill for each acquisition is a result of acquiring and retaining their existing workforces and expected synergies from integrating their operations into the Company. The Company anticipates that the goodwill from the Mesca and Alpha acquisitions will be deductible for tax purposes while the remaining goodwill will not be deductible for tax purposes.

Prime contributed revenues to the Company of $7.3 million since the acquisition on August 31, 2011 and the impact to the Company’s net income was not material. On a pro forma basis, assuming the acquisition had closed January 1, 2010, Prime would have contributed revenues to the Company of $16.9 million and $50.6 million for the three months and nine months ended September 30, 2010, respectively, and this would have positively impacted net income by $0.6 million and $1.1 million during those same periods. On a pro forma basis, assuming the acquisition had closed on January 1, 2011, Prime would have contributed revenues of $12.6 million and $50.5 million for the period from July 1, 2011 to August 31, 2011 and January 1, 2011 to August 31, 2011, respectively, and this would have positively impacted net income by $0.8 million and $3.0 million during those same periods Morgan Southern contributed revenues to the Company of $18.5 million for the three months ended September 30, 2011 and $45.2 million since the acquisition on February 4, 2011, and the impact to the Company’s net income was not material. On a pro forma basis, assuming the acquisition had closed on January 1, 2010, Morgan Southern would have contributed revenues to the Company of $15.3 million and $39.5 million for the three months and nine months ended September 30, 2010, respectively, and $4.7 million for the period from January 1, 2011 to February 3, 2011. The impact of Morgan Southern to the Company’s net income during these periods would not have been material. The Company’s results of operations were not materially impacted by the acquisitions of Bruenger and James Brooks. The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

3.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of each acquisition over the estimated fair value of the net assets acquired. The Company completes an annual goodwill impairment test as of June 30. The 2011 impairment test did not result in any impairment losses. There is no goodwill impairment for any of the periods presented in the Company’s financial statements.

The following is a rollforward of goodwill from December 31, 2010 to September 30, 2011 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2010	$185,406	$25,776	$35,706	$246,888
Acquisition of Morgan Southern	—	16,081	—	16,081
Acquisition of Bruenger	—	3,624	—	3,624
Acquisition of James Brooks	—	6,798	—	6,798
Acquisition of Prime	—	95,307	—	95,307

Goodwill balance as of September 30, 2011	$185,406	$147,586	$35,706	$368,698

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships — TL	$5,700	$1,895	$3,805	$1,800	$1,530	$270
Customer relationships — LTL	800	280	520	800	160	640
Customer relationships — TMS	546	313	233	546	232	314

Total customer relationships	$7,046	$2,488	$4,558	$3,146	$1,922	$1,224

The customer relationships intangible assets are amortized between five-year and ten-year useful lives.
4.	Fair Value Measurement

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

The following table presents information, as of September 30, 2011 and December 31, 2010, about the Company’s financial liabilities, the contingent purchase price related to acquisitions that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

	9/30/2011
				Fair
	Level 1	Level 2	Level 3	Value
Contingent purchase price related to acquisitions	$—	$—	$2,787	$2,787

Total liabilities at fair value	$—	$—	$2,787	$2,787

	12/31/2010
				Fair
	Level 1	Level 2	Level 3	Value
Contingent purchase price related to acquisitions	$—	$—	$2,977	$2,977

Total liabilities at fair value	$—	$—	$2,977	$2,977

In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three months ended and nine months ended September 30, 2011 (in thousands):

Balance as of June 30, 2011	$3,946
Payment of contingent purchase obligation	(1,267)
Adjustment to contingent purchase obligation	108

Balance as of September 30, 2011	$2,787

Balance as of December 31, 2010	$2,977
Acquisition of Bruenger	2,581
Payment of contingent purchase obligation	(2,979)
Adjustment to contingent purchase obligation	208

Balance as of September 30, 2011	$2,787

5.	Long-Term Debt

Long-term debt consisted of $131.6 million and $20.5 million as of September 30, 2011 and December 31, 2010, respectively. In connection with the Company’s initial public offering (“IPO”), the Company entered into a credit agreement on May 18, 2010 with U.S. Bank National Association (“U.S. Bank”). The credit agreement included a $55 million revolving credit facility. On May 31, 2011, in connection with the Company’s acquisition of Bruenger, the Company entered into an amended and restated credit agreement with U.S. Bank and the other lenders, which maintained the $55 million revolving credit facility and also included a $30.0 million term loan. On August 31, 2011, in connection with the Company’s acquisition of Prime, the Company entered into a second amended and restated credit agreement with U.S. Bank and other lenders, which increased the revolving credit facility to $100.0 million and the term loan to $140.0 million. The credit facility matures in 2016. Principal on the term loan is due in quarterly installments of $3.5 million per quarter until 2016. The second amended and restated credit agreement is collateralized by all assets of the Company and the revolving credit facility is subject to a borrowing base equal to 85% of the Company’s eligible receivables. The second amended and restated credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. As of September 30, 2011, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the amended and restated credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 3.0% to 4.5%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 3.5%. The revolving credit facility also provides for the issuance of up to $15.0 million in letters of credit. As of September 30, 2011, the Company had outstanding letters of credit totaling $6.7 million. Total availability under the revolving credit facility was $87.7 million as of September 30, 2011. At September 30, 2011, the average interest rate on the credit agreement was 4.9%.

6.	Preferred Stock

In March 2007, the Company issued and had outstanding 5,000 shares of non-voting Series A Preferred Stock (“Series A Preferred Stock”), which are mandatorily redeemable by the Company at $1,000 per share, in cash, on November 30, 2012. The Series A Preferred Stock receives cash dividends annually on April 30 at an annual rate equal to $40 per share, and if such dividends are not paid when due, such annual dividend rate shall increase to $60 per share and continue to accrue without interest until such delinquent payments are made. At September 30, 2011 and December 31, 2010, $92,000 and $142,000 is recorded as a current liability for dividends, respectively. The holders of the Series A Preferred Stock are restricted from transferring such shares and the Company has a first refusal right and may elect to repurchase the shares prior to the mandatory November 30, 2012 redemption. Upon liquidation and certain transactions treated as liquidations, as defined in the Company’s Certificate of Incorporation, the Series A Preferred Stock has liquidation preferences over the Company’s common stock. The number of issued and outstanding shares of Series A Preferred Stock, the $1,000 per share repurchase price, and the annual cash dividends are all subject to equitable adjustment whenever there is a stock split, stock dividend, combination, recapitalization, reclassification or other similar event. As long as there is Series A Preferred Stock outstanding, no dividends may be declared or paid on common stock of the Company.

7.	Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average common stock outstanding during the period. At September 30, 2011 and September 30, 2010, diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options, restricted stock units and conversion of warrants using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income (loss) available to common stockholders used in the computation of basic and diluted earnings per share.

The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted average stock outstanding	30,562	30,052	30,340	24,316
Effect of dilutive securities:
Employee stock options	529	471	513	—
Restricted stock units	11	—	19	—
Warrants	656	566	704	—

Dilutive weighted average stock outstanding	31,758	31,089	31,576	24,316

The Company had additional stock options and warrants outstanding of 308,698 and 3,122,836 shares of the Company’s common stock as of September 30, 2011 and 2010, respectively. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive.

8.	Income Taxes

The effective income tax provision rate was 38.0% for the three months ended September 30, 2011, compared with 40.6% for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the effective tax rate was 38.0% compared with a benefit rate of 60.2% for the nine months ended September 30, 2010. In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, Canadian income taxes, and adjustments for permanent differences.

9.	Commitments and Contingencies

In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of September 30, 2011 and December 31, 2010, the Company had reserves for estimated uninsured losses of $4.2 million and $2.6 million, respectively.

10.	Related Party Transactions

As part of the 2007 acquisition of Big Rock Transportation, Inc., Midwest Carriers, Inc., Sargent Trucking, Inc., B&J Transportation, Inc., and Smith Truck Brokers, Inc. (collectively, “Sargent”), the Company was required to pay an earnout to the former Sargent owners and now Series A Preferred Stock holders. At both September 30, 2011 and December 31, 2010, $0.8 million earned in 2006 and 2007 was classified as an other long-term liability. The Company’s obligation to make further contingent payments to the former Sargent owners terminated as of December 31, 2009.

As part of the Bullet Freight Systems, Inc. (“Bullet”) acquisition in 2009, the Company issued eight-year warrants exercisable for an aggregate 268,765 shares of Class A common stock payable to the former Bullet owners. These warrants were exercised in July of 2010. Additionally, certain existing stockholders and their affiliates also received eight-year warrants exercisable for an aggregate 1,388,620 shares of Class A common stock. During the second quarter of 2011, certain stockholders exercised 554,328 of these warrants while 834,292 were still outstanding as of September 30, 2011.

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

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
LTL	$126,238	$107,235	$348,282	$304,840
TL	79,295	39,090	202,592	114,898
TMS	21,708	18,004	57,213	48,227
Eliminations	(1,048)	(639)	(2,465)	(1,743)

Total	$226,193	$163,690	$605,622	$466,222

Operating Income:
LTL	$6,504	$5,156	$19,035	$17,424
TL	5,647	1,558	12,378	4,555
TMS	2,394	1,792	5,432	4,049
Corporate	(1,751)	(577)	(3,985)	(2,928)

Total operating income	$12,794	$7,929	$32,860	$23,100
Interest expense	1,222	554	2,206	7,902
Loss on early extinguishment of debt	—	—	—	15,916

Income (loss) before provision (benefit) for income taxes	$11,572	$7,375	$30,654	$(718)

Depreciation and Amortization:
LTL	$436	$384	$1,273	$1,296
TL	899	188	1,599	551
TMS	164	175	509	517

Total	$1,499	$747	$3,381	$2,364

Capital Expenditures:
LTL	$653	$397	$2,188	$898
TL	722	223	1,446	376
TMS	62	27	101	122

Total	$1,437	$647	$3,735	$1,396

	September 30,	December 31,
	2011	2010
Assets:
LTL	$409,186	$259,706
TL	218,815	49,533
TMS	45,699	44,905
Eliminations	(141,286)	(5,847)

Total	$532,414	$348,297

12.	Subsequent Event
We have evaluated subsequent events through the date of issuance and have determined that there were no subsequent events that have occurred through that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in the section Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our results for the year ended December 31, 2010, set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.
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
Truckload and Logistics. Within our TL business, we arrange the pickup, delivery, and inventory management, of TL freight through our network of 21 service centers, four consolidation facilities, nine company dispatch offices, and 76 independent agents primarily located throughout the Eastern United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
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

In August 2011, we acquired all the outstanding stock of James Brooks Company, Inc. and C.A.L, Transport, Inc., collectively James Brooks, for the purpose of expanding our market presence in the TL segment. All operations of James Brooks have been fully integrated with Morgan Southern. See acquisition footnote 2 within the notes to our unaudited condensed consolidated financial statements included in this report.
In August 2011, we acquired all the outstanding stock of Prime Logistics Corporation for the purpose of expanding our current market presence in the TL segment. Headquartered in Indiana, Prime provides cost effective national distribution programs that assist vendors through warehousing, packaging and multi-vendor consolidation. See acquisition footnote 2 within the notes to our unaudited condensed consolidated financial statements included in this report.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
		% of		% of		% of		% of
(in thousands)	$	Rev	$	Rev	$	Rev	$	Rev
Revenues:
LTL	$126,238	55.8%	$107,235	65.5%	$348,282	57.5%	$304,840	65.4%
TL	79,295	35.1%	39,090	23.9%	202,592	33.5%	114,898	24.6%
TMS	21,708	9.6%	18,004	11.0%	57,213	9.4%	48,227	10.3%
Eliminations	(1,048)	(0.5)%	(639)	(0.4)%	(2,465)	(0.4)%	(1,743)	(0.4)%

Total	226,193	100.0%	163,690	100.0%	605,622	100.0%	466,222	100.0%

Purchased transportation costs:
LTL	96,645	76.6%	81,661	76.2%	263,750	75.7%	228,303	74.9%
TL	53,658	67.7%	34,577	88.5%	148,587	73.3%	101,820	88.6%
TMS	16,266	74.9%	13,030	72.4%	42,414	74.1%	35,352	73.3%
Eliminations	(1,048)	(0.5)%	(639)	(0.4)%	(2,465)	(0.4)%	(1,743)	(0.4)%

Total	165,521	73.2%	128,629	78.6%	452,286	74.7%	363,732	78.0%

Net revenues (1) :
LTL	29,593	23.4%	25,574	23.8%	84,532	24.3%	76,537	25.1%
TL	25,637	32.3%	4,513	11.5%	54,005	26.7%	13,078	11.4%
TMS	5,442	25.1%	4,974	27.6%	14,799	25.9%	12,875	26.7%

Total	60,672	26.8%	35,061	21.4%	153,336	25.3%	102,490	22.0%

Other operating expenses (2) :
LTL	22,653	17.9%	20,034	18.7%	64,224	18.4%	57,817	19.0%
TL	19,091	24.1%	2,767	7.1%	40,028	19.8%	7,972	6.9%
TMS	2,884	13.3%	3,007	16.7%	8,858	15.5%	8,309	17.2%
Corporate	1,751	0.8%	577	0.4%	3,985	0.7%	2,928	0.6%

Total	46,379	20.5%	26,385	16.1%	117,095	19.3%	77,026	16.5%

Depreciation and amortization:
LTL	436	0.3%	384	0.4%	1,273	0.4%	1,296	0.4%
TL	899	1.1%	188	0.5%	1,599	0.8%	551	0.5%
TMS	164	0.8%	175	1.0%	509	0.9%	517	1.1%

Total	1,499	0.7%	747	0.5%	3,381	0.6%	2,364	0.5%

Operating income:
LTL	6,504	5.2%	5,156	4.8%	19,035	5.5%	17,424	5.7%
TL	5,647	7.1%	1,558	4.0%	12,378	6.1%	4,555	4.0%
TMS	2,394	11.0%	1,792	10.0%	5,432	9.5%	4,049	8.4%
Corporate	(1,751)	(0.8)%	(577)	(0.4)%	(3,985)	(0.7)%	(2,928)	(0.6)%

Total	12,794	5.7%	7,929	4.8%	32,860	5.4%	23,100	5.0%

Interest expense	1,222	0.5%	554	0.3%	2,206	0.4%	7,902	1.7%

Loss on early extinguishment of debt	—	0.0%	—	0.0%	—	0.0%	15,916	3.4%

Income (loss) before provision (benefit) for income taxes	11,572	5.1%	7,375	4.5%	30,654	5.1%	(718)	(0.2)%

Provision (benefit) for income taxes	4,397	1.9%	2,991	1.8%	11,648	1.9%	(432)	(0.1)%

Net income (loss)	7,175	3.2%	4,384	2.7%	19,006	3.1%	(286)	(0.1)%

Accretion of Series B preferred stock	—	0.0%	—	0.0%	—	0.0%	765	0.2%

Net income (loss) available to common stockholders	$7,175	3.2%	$4,384	2.7%	$19,006	3.1%	$(1,051)	(0.2)%

(1)	Reflects revenues less purchased transportation costs.

(2)	Reflects the sum of the personnel and related benefits, other operating expenses, acquisition transaction expenses, and IPO related expenses.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Revenues
Consolidated revenues increased by $62.5 million, or 38.2%, to $226.2 million during the third quarter of 2011 from $163.7 million during the third quarter of 2010.
LTL revenues increased by $19.0 million, or 17.7%, to $126.2 million during the third quarter of 2011 from $107.2 million during the third quarter of 2010. This reflects quarter-over-quarter LTL tonnage growth of 6.7%, driven by a 6.4% increase in the number of LTL shipments and a 0.3% increase in weight per shipment. Our LTL tonnage increase was driven by new and existing customer growth. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased during the quarter by 10.0%. This increase in revenue per hundredweight reflects increased fuel prices quarter-over-quarter and an increase in revenue per hundredweight excluding fuel of 3.9%, which resulted from the stabilization in the LTL pricing environment, our yield improvement initiatives, and a continued change in freight mix. Our yield improvement initiatives, include, but are not limited to, surcharges in certain geographic locations and renegotiation of accounts that have fuel caps or waivers in effect.
TL revenues increased by $40.2 million, or 102.9%, to $79.3 million during the third quarter of 2011 from $39.1 million during the third quarter of 2010. This growth was primarily driven by (i) the acquisitions of Morgan Southern, Bruenger and Prime, (ii) 17.1% organic growth due to a 6.6% increase in the number of loads, (iii) a quarter-over-quarter increase in revenue per load of 10.1% and (iv) the continued expansion of our TL agent network. During the third quarter of 2011 these acquisitions contributed revenues of $33.5 million.
TMS revenues increased by $3.7 million, or 20.6%, to $21.7 million during the third quarter of 2011 from $18.0 million during the third quarter of 2010, primarily as a result of new and existing customer growth.
Purchased Transportation Costs
Purchased transportation costs increased by $36.9 million, or 28.7%, to $165.5 million during the third quarter of 2011 from $128.6 million during the third quarter of 2010.
LTL purchased transportation costs increased by $14.9 million, or 18.3%, to $96.6 million during the third quarter of 2011 from $81.7 million during the third quarter of 2010, and increased as a percentage of LTL revenues to 76.6% from 76.2%. This increase was primarily the result of rising fuel prices and the impact of market expansion initiatives to penetrate new customers and expand into new geographic regions. Excluding fuel surcharges, our average linehaul cost per mile decreased to $1.25 during the third quarter of 2011 from $1.26 from the third quarter of 2010. This decrease was the result of our linehaul cost reduction initiatives that include the utilization of our ICs on lanes most impacted by rising rates.
TL purchased transportation costs increased by $19.1 million, or 55.2%, to $53.7 million during the third quarter of 2011 from $34.6 million during the third quarter of 2010, and decreased as a percentage of TL revenues to 67.7% from 88.5%, primarily due to Morgan Southern and Bruenger drivers and leased equipment expenses being included in other operating expenses. Additionally, increases in market pricing and increased utilization of our truckload agent network reduced the percentage of purchased transportation costs to TL revenues.
TMS purchased transportation costs increased by $3.3 million, or 24.8%, to $16.3 million during the third quarter of 2011 from $13.0 million during the third quarter of 2010. TMS purchased transportation costs as a percentage of TMS revenues increased to 74.9% from 72.4%, primarily as a result of increased fuel prices and increased carrier costs.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses line items shown in our condensed consolidated statements of operations, increased by $20.0 million, or 75.8%, to $46.4 million during the third quarter of 2011 from $26.4 million during the third quarter of 2010.

Within our LTL business, other operating expenses increased by $2.7 million, or 13.1%, to $22.7 million during the third quarter of 2011 from $20.0 million during the third quarter of 2010, primarily as a result of increased insurance costs, increased dock labor costs associated with the 6.4% increase in shipment count, and expanded infrastructure costs to support new business initiatives.
Within our TL business, other operating expenses increased by $16.3 million, or 590.0%, to $19.1 million during the third quarter of 2011 from $2.8 million during the third quarter of 2010, primarily as a result of Morgan Southern and Bruenger drivers and leased equipment expenses being included in other operating expenses. As a percentage of TL revenues, this represents an increase to 24.1% from 7.1%.
Within our TMS business, other operating expenses decreased by $0.1 million, or 4.1%, to $2.9 million during the third quarter of 2011 from $3.0 million during the third quarter of 2010. As a percentage of TMS revenues, this represents a decrease to 13.3% from 16.7%.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $1.8 million during the third quarter of 2011 from $0.6 million during the third quarter of 2010, primarily a result of an increase $0.6 of acquisition transaction expenses and an increase $0.6 million of other public company costs.
Depreciation and Amortization
Depreciation and amortization was $1.5 million for the third quarter of 2011 and $0.7 million for the third quarter of 2010. Within our LTL business, depreciation and amortization was $0.4 million during both the third quarter of 2011 and 2010. Within our TL business, depreciation and amortization was $0.9 million during the third quarter of 2011 and $0.2 million during the third quarter of 2010. Within our TMS business, depreciation and amortization was $0.2 million during both the third quarter of 2011 and 2010.
Operating Income
Operating income increased by $4.9 million, or 61.4%, to $12.8 million during the third quarter of 2011 from $7.9 million during the third quarter of 2010. As a percentage of revenues, operating income increased to 5.7% during the third quarter of 2011 from 4.8% during the third quarter of 2010.
Within our LTL business, operating income increased by $1.3 million, or 26.1%, to $6.5 million during the third quarter of 2011 from $5.2 million during the third quarter of 2010, and increased as a percentage of LTL revenues to 5.2% from 4.8%, primarily as a result of the factors discussed above.
Within our TL business, operating income increased by $4.0 million, or 262.5%, to $5.6 million during the third quarter of 2011 from $1.6 million during the third quarter of 2010, and also increased as a percentage of TL revenues to 7.1% from 4.0%, primarily as a result of the factors discussed above.
Within our TMS business, operating income increased by $0.6 million, or 33.6%, to $2.4 million during the third quarter of 2011 from $1.8 million during the third quarter of 2010, and also increased as a percentage of TMS revenues to 11.0% from 10.0%, primarily as a result of the factors discussed above.
Interest Expense
Interest expense increased by $0.6 million, or 120.6%, to $1.2 million during the third quarter of 2011 from $0.6 million during the third quarter of 2010, primarily attributable to the increase of our outstanding indebtedness resulting from the acquisitions of Morgan Southern, Bruenger, James Brooks and Prime.

Income Tax
Income tax provision was $4.4 million during the third quarter of 2011 compared to $3.0 million during the third quarter of 2010. The effective tax rate was 38.0% during the third quarter of 2011 compared to 40.6% during the third quarter of 2010. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income (Loss) Available to Common Stockholders
Net income available to common stockholders was $7.2 million during the third quarter of 2011 compared to $4.4 million during the third quarter of 2010. In addition to the factors discussed above for operating income, net income available to common stockholders during the third quarter of 2011 was impacted by a $0.6 million increase in interest expense and an $1.4 million increase in income tax provision during the third quarter of 2011 compared to the third quarter of 2010.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Revenues
Consolidated revenues increased by $139.4 million, or 29.9%, to $605.6 million during the first nine months of 2011 from $466.2 million during the first nine months of 2010.
LTL revenues increased by $43.5 million, or 14.3%, to $348.3 million during the first nine months of 2011 from $304.8 million during the first nine months of 2010. This reflects LTL tonnage growth of 3.1%, driven by a 4.4% increase in the number of LTL shipments, slightly offset by a 1.2% decline in weight per shipment. Our LTL tonnage increase was driven by new and existing customer growth. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased during the first nine months of 2011 by 10.6%. This increase in revenue per hundredweight reflects increased fuel prices and an increase in revenue per hundredweight excluding fuel of 4.9%, which resulted from the stabilization in the LTL pricing environment, our yield improvement initiatives, and a change in freight mix. Our yield improvements, include, but are not limited to, surcharges in certain geographic locations and renegotiation of accounts that have fuel caps or waivers in effect.
TL revenues increased by $87.7 million, or 76.3%, to $202.6 million during the first nine months of 2011 from $114.9 million during the first nine months of 2010. This growth was primarily driven by (i) the acquisitions of Morgan Southern, Bruenger and Prime, (ii) 18.5% organic growth due to a 6.2% increase in the number of loads, (iii) an increase in revenue per load of 14.7%, (iv) the continued expansion of our TL agent network. During the first nine months of 2011 these acquisitions contributed revenues of $62.6 million.
TMS revenues increased by $9.0 million, or 18.6%, to $57.2 million during the first nine months of 2011 from $48.2 million during the first nine months of 2010, primarily as a result of new and existing customer growth.
Purchased Transportation Costs
Purchased transportation costs increased by $88.6 million, or 24.3%, to $452.3 million during the first nine months of 2011 from $363.7 million during the first nine months of 2010.
LTL purchased transportation costs increased by $35.5 million, or 15.5%, to $263.8 million during the first nine months of 2011 from $228.3 million during the first nine months of 2010, and increased as a percentage of LTL revenues to 75.7% from 74.9%. This increase was primarily the result of rising fuel prices from the first nine months of 2010. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.24 during the first nine months of 2011 from $1.21 from the first nine months of 2010. This increase was fully offset by our yield improvement initiatives and linehaul cost reduction initiatives that include the utilization of our ICs on lanes most impacted by rising rates.
TL purchased transportation costs increased by $46.8 million, or 45.9%, to $148.6 million during the first nine months of 2011 from $101.8 million during the first nine months of 2010, and decreased as a percentage of TL revenues to 73.3% from 88.6%, primarily due to Morgan Southern and Bruenger drivers and leased equipment expenses being included in other operating expenses. Additionally, increases in market pricing and increased utilization of our truckload agent network reduced the percentage of purchased transportation costs to TL revenues.

TMS purchased transportation costs increased by $7.0 million, or 20.0%, to $42.4 million during the first nine months of 2011 from $35.4 million during the first nine months of 2010. TMS purchased transportation costs as a percentage of TMS revenues increased to 74.1% from 73.3%, primarily as a result of increased fuel prices and increased carrier costs.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses line items shown in our unaudited condensed consolidated statements of operations, increased by $40.1 million, or 52.0%, to $117.1 million during the first nine months of 2011 from $77.0 million during the first nine months of 2010.
Within our LTL business, other operating expenses increased by $6.4 million, or 11.1%, to $64.2 million during the first nine months of 2011 from $57.8 million during the first nine months of 2010, primarily as a result of increased dock labor associated with the 4.4% increase in shipment count, increased infrastructure costs associated with new business initiatives, increased auto liability, medical, and cargo claims, and January and February snow related removal costs. Due to our scalable operating model and targeted cost reduction initiatives, LTL other operating expenses as a percentage of LTL revenues decreased to 18.4% during the first nine months of 2011 from 19.0% from the first nine months of 2010.
Within our TL business, other operating expenses increased by $32.0 million, or 402.1%, to $40.0 million during the first nine months of 2011 from $8.0 million during the first nine months of 2010, primarily as a result of Morgan Southern and Bruenger drivers and leased equipment expenses being included in other operating expenses. As a percentage of TL revenues, this represents an increase to 19.8% from 6.9%.
Within our TMS business, other operating expenses increased by $0.6 million, or 6.6%, to $8.9 million during the first nine months of 2011 from $8.3 million during the first nine months of 2010. As a percentage of TMS revenues, this represents a decrease to 15.5% from 17.2%.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $4.0 million during the first nine months of 2011 from $2.9 million during the first nine months of 2010, primarily a result $1.5 million of IPO related costs that were incurred during the second quarter of 2010 that were offset by $2.6 million of public company cost that were incurred during the first nine months of 2011.
Depreciation and Amortization
Depreciation and amortization was $3.4 million for the first nine months of 2011 and $2.4 million for the first nine months of 2010. Within our LTL business, depreciation and amortization was $1.3 million during both the first nine months of 2011 and 2010. Within our TL business, depreciation and amortization was $1.6 million during the first nine months of 2011 and $0.6 million during the first nine months of 2010. Within our TMS business, depreciation and amortization was $0.5 million during both the first nine months of 2011 and 2010.
Operating Income
Operating income increased by $9.8 million, or 42.3%, to $32.9 million during the first nine months of 2011 from $23.1 million during the first nine months of 2010. As a percentage of revenues, operating income increased to 5.4% during the first nine months of 2011 from 5.0% during the first nine months of 2010.
Within our LTL business, operating income increased by $1.6 million, or 9.2%, to $19.0 million during the first nine months of 2011 from $17.4 million during the first nine months of 2010, and also decreased as a percentage of LTL revenues to 5.5% from 5.7%, primarily as a result of the factors discussed above.

Within our TL business, operating income increased by $7.8 million, or 171.7%, to $12.4 million during the first nine months of 2011 from $4.6 million during the first nine months of 2010, and also increased as a percentage of TL revenues to 6.1% from 4.0%, primarily as a result of the factors discussed above.
Within our TMS business, operating income increased by $1.4 million, or 34.2%, to $5.4 million during the first nine months of 2011 from $4.0 million during the first nine months of 2010, and also increased as a percentage of TMS revenues to 9.5% from 8.4%, primarily as a result of the factors discussed above.
Interest Expense
Interest expense decreased by $5.7 million, or 72.1%, to $2.2 million during the first nine months of 2011 from $7.9 million during the first nine months of 2010, primarily attributable to the reduction of our outstanding indebtedness resulting from the application of the net proceeds from our IPO.
Income Tax
Income tax provision was $11.6 million during the first nine months of 2011 compared to a benefit of $0.4 million during the first nine months of 2010. The effective tax rate was 38.0% during the first nine months of 2011 compared to 60.2% during the first nine months of 2010. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income (Loss) Available to Common Stockholders
Net income available to common stockholders was $19.0 million during the first nine months of 2011 compared to a net loss of $1.1 million during the first nine months of 2010. In addition the factors discussed above for operating income, net income available to common stockholders during the first nine months of 2011 was impacted by a $5.7 million reduction of interest expense, $12.0 million increase in income tax provision and the elimination of $0.8 million Series B preferred stock dividends during the first nine months of 2011 compared to the first nine months of 2010.
Liquidity and Capital Resources
Our primary sources of cash are borrowings under our credit facility and cash flows from operations. Our primary cash needs are to fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of September 30, 2011, we had $2.3 million in cash and cash equivalents, $87.7 million of availability under our credit facility, and $34.8 million in net working capital.
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
Our second amended and restated credit facility consists of a $140.0 million term loan, a revolving line of credit up to a maximum aggregate amount of $100.0 million, of which up to $10.0 million may be used for Swing Line Loans (as defined in the amended and restated credit agreement) and up to $15.0 million may be used for letters of credit. The credit facility matures on August 31, 2016.
Advances under our amended and restated credit facility agreement bear interest at either (a) the Eurocurrency Rate (as defined in the amended and restated credit agreement), plus an applicable margin in the range of 2.5% to 4.0%, or (b) the Base Rate (as defined in the amended and restated credit agreement), plus an applicable margin in the range of 2.5% to 3.5%.
Our second amended and restated credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our amended and restated credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our amended and restated credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of September 30, 2011, we were in compliance with all debt covenants.
Cash Flows
A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$13,657	$(6,795)
Investing activities	(130,632)	995
Financing activities	118,326	4,878

Net increase (decrease) in cash and cash equivalents	$1,351	$(922)

Cash Flows from Operating Activities
Cash provided by our operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred interest, share-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.
The difference between our $19.0 million net income and the $13.7 million cash provided by operating activities during the nine months ended September 30, 2011 was primarily attributable to a $20.0 million increase in our accounts receivable and $4.9 million increase in prepaid expenses and other assets, partially offset by a $11.5 million increase in accounts payable, a $0.8 million increase in accrued expenses and other liabilities and a variety of non-cash charges, including $2.6 million of deferred income taxes, $3.7 million of depreciation and amortization and $0.7 million of provision for bad debts and freight bill adjustments.
Cash Flows from Investing Activities
Cash used in investing activities was $130.6 million during the nine months ended September 30, 2011, which primarily reflects $127.2 million used for our acquisitions and $3.7 million of capital expenditures made to support our operations.
Cash Flows from Financing Activities
Cash provided by financing activities was $118.3 million during the nine months ended September 30, 2011, which primarily reflects net borrowings of $125.1 million under our credit facility, payments of $4.1 million for debt issuance costs, $3.2 million for contingent earnouts, proceeds from the issuance of common stock of $0.8 million relating to employees stock option exercises and payments of $0.3 million for our capital leases obligations.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The determination of a valuation allowance is based on estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. In making such a determination, all available positive and negative evidence, scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. When evaluating the need for a valuation allowance as of December 31, 2010, we considered that we achieved cumulative net income before provision for income taxes for the most recent two years. Further, we achieved cost savings from a reduction of interest expense related to the IPO that will further increase our ability to realize the benefits of the net operating loss carry forwards. The tax deductibility of the goodwill related to our acquisitions will reduce taxable income in future years. We estimate that we will utilize all existing net operating losses carry forwards before their expiration. These estimates can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect future taxable income. Although management believes that the estimates are reasonable, the deferred tax asset and any related valuation allowance will need to be adjusted if management’s estimates of future taxable income differ from actual taxable income. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the consolidated results of operations. At September 30, 2011 and December 31, 2010, there was no valuation allowance recorded.
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
Interest Rate Risk
We have exposure to changes in interest rates on our credit facility. The interest rate on our credit facility fluctuates based on the base rate or Eurocurrency rate plus an applicable margin. Assuming our $240.0 million credit facility was fully drawn, a 1.0% increase in the borrowing rate would increase our annual interest expense by $2.4 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2011 in analyzing an investment in our common stock. If any of such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.
In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.

ITEM 6.	EXHIBITS.

10.10		Second Amended and Restated Credit Agreement, dated August 31, 2011, among the Registrant, U.S. Bank National Association, a national banking association, and the Lenders (as defined therein) (1)

10.11		Agreement and Plan of Merger, dated August 23, 2011, among Registrant, Prime Acquisition Corp., Prime Logistics Corp., and the Owners named therein (2)

10.12		Amended Advisory Agreement, by and between the Registrant and Thayer | Hidden Creek Management, L.P. (3)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 6, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 26, 2011.

(3)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roadrunner Transportation Systems, Inc.

Date: November 14, 2011	By:	/s/ Mark A. DiBlasi Name: Mark A. DiBlasi
Title: President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Peter R. Armbruster Name: Peter R. Armbruster
Title: Vice President — Finance, Chief Financial Officer, Secretary, and Treasurer