Form 10-Q/A
period 2011-09-30
Roadrunner Transportation Systems, Inc.
filed 2012-03-14
CIK 1440024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.01 par value, of registrant outstanding at November 09, 2011: 30,705,050.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the quarterly report on Form 10-Q of Roadrunner Transportation Systems, Inc. (the “Company”) for the quarterly period ended September 30, 2011 (the “Original Report”), filed with the Securities and Exchange Commission on November 14, 2011. This Amendment No. 1 is being filed to include Item 2 of Part II of Form 10-Q to provide information concerning equity securities of the Company sold by the Company during the quarterly period ended September 30, 2011 that were not registered under the Securities Act of 1933.

Other than the foregoing and the recently-dated certifications of the Company, as required by Rule 12b-15 under the Securities Exchange Act of 1934, no other changes have been made to the Company’s Original Report. This Amendment No. 1 continues to speak as of the period ending date in the Original Report of the Form 10-Q and does not reflect events occurring after the filing of the Original Report.

PART II—OTHER INFORMATION

ITEM 2.	UNREGSTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 31, 2011, upon the closing of our acquisition of Prime Logistics Corporation (referred to as Prime), we issued 208,913 shares of our common stock to one of the former stockholders of Prime as partial consideration ($3.0 million) for the acquisition of Prime. We issued the shares of common stock in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

ITEM 6.	EXHIBITS.

10.10		Second Amended and Restated Credit Agreement, dated August 31, 2011, among the Registrant, U.S. Bank National Association, a national banking association, and the Lenders (as defined therein) (1)

10.11		Agreement and Plan of Merger, dated August 23, 2011, among Registrant, Prime Acquisition Corp., Prime Logistics Corp., and the Owners named therein (2)

10.12		Amended Advisory Agreement, by and between the Registrant and Thayer | Hidden Creek Management, L.P. (3)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 6, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 26, 2011.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roadrunner Transportation Systems, Inc.

Date: March 14, 2012	By:	/s/ Mark A. DiBlasi
	Name:	Mark A. DiBlasi
	Title:	President and Chief Executive Officer

Date: March 14, 2012	By:	/s/ Peter R. Armbruster
	Name:	Peter R. Armbruster
	Title:	Vice President – Finance, Chief Financial Officer,
Secretary, and Treasurer