Form 10-K
period 2011-12-31
Roadrunner Transportation Systems, Inc.
filed 2012-03-15
CIK 1440024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (12,782,961 shares), based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on June 30, 2011 of $15.08, was $192,767,051. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 12, 2012, there were outstanding 30,782,641 shares of the registrant’s Common Stock, par value $.01 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

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

Overview

We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including customized and expedited less-than-truckload, truckload and logistics, transportation management solutions, intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), and domestic and international air. We utilize a broad third-party network of transportation providers, comprised of independent contractors (ICs) and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. ICs are individuals or small teams that own or lease their own over-the-road transportation equipment and provide us with dedicated freight capacity. Purchased power providers are unrelated asset-based over-the-road transportation companies that provide us with freight capacity under non-exclusive contractual arrangements. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.

We have three operating segments:

Less-than-Truckload. Our less-than-truckload (LTL) business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 20 LTL service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption. Our LTL segment also includes domestic and international air transportation services.

Truckload and Logistics. Within our truckload and logistics (TL) business, we arrange the pickup, delivery, and inventory management of TL freight through our network of 24 TL service centers, four consolidation/warehousing facilities, 11 company dispatch offices, and 76 independent brokerage agents primarily located throughout the Eastern United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.

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

Our Industry

Over-the-Road Freight

The over-the-road freight sector includes both private fleets and “for-hire” carriers (ICs and purchased power providers). According to the American Trucking Associations (ATA), the U.S. freight sector represented revenue of approximately $694 billion in 2010 and accounted for approximately 81% of domestic freight transportation spend. The ATA estimates that U.S. freight transportation will increase to over $1.2 trillion by 2022. Private fleets consist of tractors and trailers owned and operated by shippers that move their own goods and, according to the ATA, accounted for revenue of approximately $268 billion in 2010. For-hire carriers transport freight belonging to others, including LTL and TL freight, and accounted for revenue of approximately $296 billion in 2010, according to the ATA.

LTL carriers specialize in consolidating shipments from multiple shippers into truckload quantities for delivery to multiple destinations. LTL carriers are traditionally divided into two categories — national and regional. National carriers typically focus on two-day or longer service across distances greater than 1,000 miles and often operate without time-definite delivery, while regional carriers typically offer time-definite delivery in less than two days. According to the ATA, the U.S. LTL market generated revenue of approximately $40.4 billion in 2010.

TL carriers dedicate an entire trailer to one shipper from origin to destination and are categorized by the type of equipment they use to haul a shipper’s freight, such as temperature-controlled, dry van, tank, or flatbed trailers. According to the ATA, excluding private fleets, revenue in the U.S. TL segment was approximately $255.2 billion in 2010.

Third-Party Logistics

Third-party logistics (3PL) providers offer TMS and distribution services including the movement and storage of freight and the assembly of inventory. The U.S. 3PL sector revenue increased from $45.3 billion in 1999 to $127.3 billion in 2010 (and experienced growth each year during such period other than from 2008 to 2009), according to Armstrong & Associates, a leading supply chain market research firm. In addition, only 10.5% of logistics expenditures by U.S. businesses were outsourced in 2010, according to Armstrong & Associates. We believe that the market penetration of 3PL providers will expand in the future as companies increasingly redirect their resources to core competencies and outsource their transportation and logistics requirements as they realize the cost-effectiveness of 3PL providers.

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

Agent Network and Sales Personnel. While many national asset-based LTL providers are encumbered by the fixed overhead costs associated with owning or leasing most or all of their de-consolidation and delivery facilities, we maintain our variable cost structure through the extensive use of delivery agents. We have a network of over 200 LTL delivery agents that provide cost-effective delivery coverage throughout North America. In addition to our agent network, we market and sell our LTL services through a sales force of over 90 people, consisting of account executives, sales managers, inside sales representatives, and commission sales representatives. In our TL business, we arrange the pickup and delivery of freight either through our 97 dispatchers in 11 offices or through our network of 76 independent brokerage agents. Brokerage agents complement our network of dispatch offices by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, brokerage agents typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for other costs associated with running their operation. In our TMS business, we have over 60 salespeople and commissioned sales agents. We also utilize our LTL sales force to cross-sell our TMS services.

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

Purchased Transportation Costs. Purchased transportation costs within our LTL business represent amounts we pay to ICs or purchased power providers and are generally contractually agreed-upon rates. Purchased transportation costs within our TL business are typically based on negotiated rates for each load hauled. We pay commissions to each brokerage agent based on a percentage of margin generated. Within our TMS business, purchased transportation costs include payments made to our purchased power providers, which are generally contractually agreed-upon rates. Purchased transportation costs are the largest component of our cost structure. Our purchased transportation costs typically increase or decrease in proportion to revenues.

Fuel. The transportation industry is dependent upon the availability of adequate fuel supplies and the price of fuel. Fuel prices have fluctuated dramatically over recent years. The weekly per gallon price of diesel fuel ranged from a low of $2.02 in 2009 to a high of $4.12 in May 2011, according to the U.S. Energy Information Administration. Within our LTL business, our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. Although revenues from fuel surcharges generally offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, our operating margins could be impacted. Within our TL and TMS businesses, we pass fuel costs through to our customers. As a result, our operating income in these businesses is less impacted by changes in fuel prices.

Pricing. The pricing environment in the transportation industry also impacts our operating performance. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is typically comprised of a base rate, a fuel surcharge, and any applicable service fees. Our LTL pricing is typically measured by billed revenue per hundredweight, often referred to as “yield.” Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency and consistency, length of haul, freight density, and customer and geographic mix. Within our TL business, we typically charge a flat rate negotiated on each load hauled. Pricing within our TL business generally has fewer influential factors than pricing within our LTL business, but is also typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix. Within our TMS business, we typically charge a variable rate on each shipment, in addition to transaction or service fees appropriate for the solution we have provided to meet a specific customer’s needs. Since we offer both LTL and TL shipping as part of our TMS offering, pricing within our TMS segment is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector.

Our Strategy

Our goal is to be the leading asset-light transportation and logistics service provider in North America. Our strategy includes continuing to:

Gain New Customers. In 2011, we continued to expand our customer base, and we will continue to pursue greater market share in the LTL, TL, and TMS markets. Our expansive geographic reach and broad service offering provides us with the ability to add new customers seeking à la carte or “one-stop” transportation and logistics solutions. We also believe the pool of potential new customers will grow as the benefits of third-party TMS continue to be embraced.

Increase Penetration with Existing Customers. With our comprehensive service offering and large network, we have substantial cross-selling opportunities and the potential to capture a greater share of each customer’s annual transportation and logistics expenditures. We believe that macroeconomic factors will provide us with opportunities to further penetrate existing customers. During the recent economic downturn, existing customers generally reduced their number of shipments and pounds per shipment. In 2011, we experienced increased revenue driven by greater shipment volume, change in freight mix, pricing initiatives, and the addition of new customers.

Pursue Selective Acquisitions. The transportation and logistics industry is highly fragmented, consisting of many smaller, regional service providers covering particular shipping lanes and providing niche services. We built our LTL, TL, and TMS platforms in part by successfully completing and integrating a number of acquisitions. We intend to continue to pursue acquisitions that will complement our existing suite of services and extend our geographic reach. Our LTL delivery agents also present an opportunity for growth via acquisition. If we decide to offer outbound LTL service from a new strategic location, we could potentially acquire one of our delivery agents. With a scalable, asset-light business model, we believe we can execute our acquisition strategy with minimal investment in additional infrastructure and overhead.

Expand Truckload Capacity. During 2011, TL pricing gradually escalated. This occurred as a result of reduced truckload capacity in the over-the-road freight sector, coupled with increased shipping demand. While this pricing escalation increased revenues in our TL business, it had an adverse impact on linehaul costs in our LTL business. In order to mitigate this impact, we implemented initiatives to expand our truckload capacity, such as increasing and expanding utilization of our ICs on lanes most impacted by rising rates, and expanding the number of purchased power providers in our carrier base. We will continue efforts to recruit and retain additional ICs and expand our carrier base in order to reduce the impact of potential further tightening of industry truckload capacity. In addition, while we plan to maintain minimum asset intensity, we may consider investing in transportation equipment to service select lanes with consistent density if we believe we can achieve an attractive return on investment.

Continue Generating Free Cash Flows. Our scalable business model and minimal capital expenditures (as a percentage of our revenues) enhance our ability to generate strong free cash flows. We believe an escalation in shipment and tonnage levels as well as continued expansion of our customer base will drive increased revenues and greater density throughout our network, thereby positively affecting our free cash flow generation.

Our Services

We are a leading asset-light transportation services provider offering a full suite of customized transportation solutions with a primary focus on serving the specialized needs of small to mid-size shippers. Because we generally do not own the transportation equipment used to transport our customers’ freight (we own minimal transportation equipment), we are able to focus solely on providing quality service rather than on asset utilization. Our customers generally communicate their freight needs to one of our transportation specialists on a shipment-by-shipment basis via telephone, fax, Internet, e-mail, or electronic data interchange. We leverage a diverse group of third-party carriers to provide scalable capacity and reliable service to our extensive customer base in North America.

Less-than-Truckload

Based on our industry knowledge, we believe we are the largest asset-light provider of LTL transportation services in North America in terms of revenue. We provide LTL service originating from points within approximately 150 miles of our service centers to most destinations throughout the United States and into Mexico, Puerto Rico, and Canada. Within the United States, we offer national, long-haul service (1,000 miles or greater), inter-regional service (between 500 and 1,000 miles), and regional service (500 miles or less). We serve a diverse group of customers within a variety of industries, including retail, industrial, paper goods, manufacturing, food and beverage, health care, chemicals, computer hardware, and general commodities.

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

Representative Asset-Based

National Hub and Spoke LTL Model versus

Asset-light National Point-to-Point LTL Model

Asset-Based National Hub and Spoke LTL Model	Asset-light National Point-to-Point LTL Model

Shipper to End User	Shipper to End User

• 5 different trucks	• 2 to 3 different trucks

• 5 different drivers	• 2 to 3 different drivers

• 4 service centers	• 1 to 2 service centers

• 10 handlings (loading/unloading)	• 4 to 6 handlings (loading/unloading)

• Standard 5 days	• 3 to 5 days

We believe our model allows us to offer LTL average transit times more comparable to that of deferred air freight service than to standard national LTL service, yet more cost-effective. Key aspects of our LTL service offering include the following:

•

Pickup. In order to stay as close as possible to our customers, we prefer to handle customer pickups whenever cost-effective. We generally pick up freight within 150 miles of one of our service centers, utilizing primarily city ICs. Although we generally do not own the tractors or other powered transportation equipment used to transport our customers’ freight, we own or lease trailers for use in local city pickup and delivery (not for linehaul or our other LTL operations). In 2011, we picked up approximately 82% of our customers’ LTL shipments. The remainder was handled by agents with whom we generally have long-standing relationships.

•

Consolidation at Service Centers. Key to our model is a network of 20 LTL service centers, as illustrated by the map below, that we lease in strategic markets throughout the United States. At these service centers, numerous smaller LTL shipments are unloaded, consolidated into truckload shipments, and loaded onto a linehaul unit scheduled for a destination city. In order to continuously emphasize optimal load building and enhance operating margins, dock managers review every load before it is dispatched from one of our service centers.

•

Linehaul. Linehaul is the longest leg of the LTL shipment process. In dispatching a load, a linehaul coordinator at one of our service centers uses our technology system to optimize cost-efficiency and service by assigning the load to the appropriate third-party transportation provider, either an IC or purchased power provider. In 2011, ICs handled approximately 47% of our linehaul shipments. As industry-wide freight capacity tightens with an anticipated market rebound, we believe our recruitment and retention efforts will allow us to increase IC utilization in order to maintain service and cost stability.

•

De-consolidation and Delivery. Within our unique model, linehaul shipments are transported to our service centers, delivery agents, or direct to end users without stopping at a break-bulk hub, as is often necessary under the traditional, asset-based hub and spoke LTL model. This generally reduces physical handling and damage claims, and reduces delivery times by one to three days on average. In 2011, we delivered approximately 23% of LTL shipments through our service centers, 76% through our delivery agents, and 1% direct to end users.

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

LTL Service Center and Delivery Agent Network

Truckload and Logistics

We are a leading TL business operation in North America in terms of revenue. We provide a comprehensive range of TL solutions for our customers by leveraging our broad base of third-party carriers who operate temperature-controlled, dry van, and/or flatbed capacity. Although we specialize in the transport of refrigerated foods, poultry, and beverages, we also provide a variety of TL transportation solutions for dry goods ranging from paper products to steel, as well as flatbed service for larger industrial load requirements. Our intermodal capabilities, which are included in our TL segment, include drayage, which is the transport of freight between ocean ports or rail ramps and shipping docks. We arrange the pickup and delivery of TL freight either through our 24 TL service centers, four consolidation/warehousing facilities, 11 company dispatch offices (operated by our employees) or through our network of 76 independent brokerage agents. Our dispatch offices and brokerage agents are located primarily throughout the Eastern United States and Canada, as illustrated on the map below.

TL Dispatcher and Agent Network

Company Dispatchers. Our 97 company brokers, whom we refer to as dispatchers, not only engage in the routing and selection of our transportation providers, but also serve as our internal TL sales force, responsible for managing existing customer relationships and generating new customer relationships. Because the performance of these individuals is essential to our success, we offer attractive incentive-based compensation packages that we believe keep our dispatchers motivated, focused, and service-oriented.

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

Brokerage Agent Expansion. We believe we offer brokerage agents a very attractive partnership opportunity. We offer access to our reliable network of over 580 ICs and broad base of purchased power providers and invest in the working capital required to pay these carriers promptly and assume collection responsibility. We believe this has contributed to our reputation for quality and reliable service, as well as to the consistent growth of our brokerage agent network. During 2011, we expanded our TL brokerage agent network to 76 agents. Additionally, 23 of our brokerage agents each generated more than $1 million in revenue in 2011. We believe our increased development efforts and attractive value proposition will allow us to further expand our brokerage agent network and enhance the growth of our TL business.

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

•

Performance Reporting and Improvement Analysis. Customers utilizing our web reporting system have the ability to query freight bills, develop customized reports online, and access data to assist in financial and operational reporting and planning. Our specialists are also actively driving process improvement, continuously using our technology to identify incremental savings opportunities and efficiencies for our customers.

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

Capacity

We offer scalable capacity and reliable service to our extensive customer base in North America through a diverse third-party network of transportation providers. Our various transportation modes include LTL, TL and intermodal, and domestic and international air. No single carrier accounted for more than 3% of our 2011 purchased transportation costs. We ensure that each carrier is properly licensed and we regularly monitor their capacity, reliability, and pricing trends. Enhanced visibility provided by our technology systems allows us to leverage the competitive dynamics within our network to renegotiate freight rates and provide our customers with more cost-effective transportation solutions while enhancing our operating margins.

We continuously focus on building and enhancing our relationships with reliable transportation providers to ensure that we not only secure competitive rates, but that we also gain access to consistent capacity, especially during peak shipping seasons. Because we own minimal transportation equipment used to deliver our customers’ freight, these relationships are critical to our success. We typically pay our third-party carriers either a contracted per mile rate or the cost of a shipment less our contractually agreed-upon commission, and generally pay within seven to ten days from the delivery of a shipment. We pay our third-party carriers promptly in order to drive loyalty and reliable capacity.

Our third-party network of transportation providers can be divided into the following groups:

Independent Contractors. ICs are a key part of our long-term strategy to maintain service and provide cost stability. In selecting our ICs, we adhere to specific screening guidelines in terms of safety records, length of driving experience, and personnel evaluations. In the event of tightening of over-the-road freight capacity, we believe we are well positioned to increase our utilization of ICs as a cost-effective and reliable solution.

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

Purchased Power Providers. In addition to our large base of ICs, we have access to a broad base of purchased power providers. We have established relationships with carriers of all sizes, including large national trucking companies and small to mid-size regional fleets. With the exception of safety incentives, purchased power providers are generally paid under a similar structure as ICs within our LTL and TL businesses. In contrast to contracts established with our ICs, however, we do not cover the cost of liability insurance for our purchased power providers.

Delivery Agents. For the de-consolidation and delivery stages of our LTL shipment process, our network of 20 LTL service centers is complemented by over 200 delivery agents. The use of delivery agents is also a key part of our long-term strategy to maintain a variable cost, scalable operating model with minimal overhead.

Intermodal Capabilities. We maintain intermodal capability within our TL segment and through relationships with third-party carriers who rent capacity on Class 1 railroads throughout North America. Intermodal transportation rates are typically negotiated between us and the capacity provider on a customer-specific basis.

Domestic/International Air Carriers. We operate under an exclusive arrangement with ICAT Logistics, a third-party provider, to provide domestic/international air freight services to our customers. Under our arrangement, ICAT Logistics is responsible for all services, and we receive a commission based on a percentage of the total bill. In 2011, our domestic/international air freight services represented less than 1% of our LTL revenues.

Customers

Our goal is to establish long-term customer relationships and achieve year-over-year growth in recurring business by providing reliable, timely, and cost-effective transportation and logistics solutions. While we possess the scale, operational expertise, and capabilities to serve shippers of all sizes, we focus primarily on small to mid-size shippers, which we believe represent a large and underserved market. We serve an extensive customer base within a variety of end markets, with no customer accounting for more than 3% of 2011 revenue and no industry sector accounting for more than 20% of 2011 revenue. Our growth was primarily driven by our sales team and a focus on shippers seeking to reduce their exposure to asset-based logistics providers. We believe this reduces our exposure to a decline in shipping demand from any customer and a cyclical downturn within any end market.

Sales and Marketing

In addition to our 76 independent brokerage agents, we currently market and sell our transportation and logistics solutions through over 120 sales personnel located throughout the United States and Canada. We are focused on actively expanding our sales force to new geographic markets where we lack a strong presence. Our objective is to leverage our collective, national sales force to sell our full suite of transportation services. We believe this will allow us to capture a greater share of a shipper’s annual transportation and logistics expenditures.

Our sales force can be categorized by primary service offering:

•	Less-than-Truckload. Our LTL sales force of over 90 people consists of account executives, sales managers, inside sales representatives, and commission sales agents.

•

Truckload and Logistics. We have 97 dispatchers and 76 independent brokerage agents located primarily in the Eastern United States and Canada. We believe that this decentralized structure enables our salespeople to better serve our customers by developing an understanding of local and regional market conditions, as well as the specific transportation and logistics issues facing individual customers. Our dispatchers and brokerage agents seek additional business from existing customers and pursue new customers based on this knowledge and an understanding of the value proposition we can provide.

•

Transportation Management Solutions. We have over 60 TMS salespeople and commissioned sales agents. We also utilize our LTL sales force to enhance the market reach and penetration of our TMS offering and to capitalize on the opportunity to cross-sell a broader menu of services to new and existing customers.

Competition

We compete in the North American transportation and logistics services sector. Our marketplace is extremely competitive and highly fragmented. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers, many of whom have larger customer bases and more resources than we do.

In our markets, we compete with global asset-based integrated logistics companies such as FedEx Corporation and United Parcel Service, Inc., against whom we compete in all of our service lines; asset-based freight haulers, such as Arkansas Best Corporation, Con-Way, Inc., Old Dominion Freight Line Inc., and YRC Worldwide, Inc., against whom we compete in our core LTL and TL service offerings; non-asset based and asset-light freight brokerage companies, such as C.H. Robinson Worldwide, Inc. and Landstar System, Inc., against whom we compete in our core LTL and TL service offerings; third-party logistics providers that offer comprehensive TMS, such as Schneider Logistics, Inc., and Transplace, Inc., against whom we compete in our TMS offering; and smaller, niche transportation and logistics companies that provide services within a specific geographic region or end market.

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

•

our asset-light, variable cost business model, which allows us to generate strong free cash flows and focus greater attention on providing optimal customer service than on maintaining high levels of asset utilization;

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

Our LTL operation utilizes a web-based system with customized software applications to support every aspect of our LTL model and manage our broad carrier base from pickup through final delivery. Our corporate headquarters and service centers are completely integrated, allowing real-time data to flow between locations. Additionally, we make extensive use of electronic data interchange, or EDI, to allow our service centers to communicate electronically with our carriers’ and customers’ internal systems. We offer our EDI-capable customers a paperless process, including document imaging and shipment tracking and tracing. As part of our ongoing initiative to enhance our information technology capabilities, our LTL operation has developed a proprietary carrier selection tool used to characterize carriers based on total cost to maximize usage of the lowest available linehaul rates.

Our TL operation uses a customized technology system to broker our customers’ freight. Our software enhances our ability to track our third-party drivers, tractors, and trailers, which provides customers with visibility into their supply chains. Additionally, our systems allow us to operate as a paperless operation through electronic order entry, resource planning, and dispatch.

We continuously enhance our TMS technology system and have integrated other proven transportation management software packages with the goal of providing customers with broad-based, highly competitive solutions. Through an extensive use of database configuration and integration techniques, hardware and software applications, communication mediums, and security devices, we are able to design a customized solution to address each customer’s unique shipping needs and preferred method of processing. Our web-based technology allows us to process and service customer orders, track shipments in real time, select optimal modes of transportation, execute customer billing, provide carrier rates, establish customer specific profiles, and retain critical information for analysis. We use this system to maximize supply chain efficiency through mode, carrier, and route optimization.

Employees

As of December 31, 2011, we employed 1,848 personnel, which included 21 management personnel, 122 sales and marketing personnel, 1,253 operations and other personnel, and 452 dock personnel. None of our employees are covered by a collective bargaining agreement and we consider relations with our employees to be good.

Regulation

The federal government has substantially deregulated the provision of ground transportation and logistics services via the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization Act of 1994, and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although states have the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls imposed by the Department of Transportation (DOT) and its agencies, such as the Federal Motor Carrier Safety Administration (FMCSA). Motor carrier, freight forwarding, and freight brokerage operations are subject to safety, insurance, and bonding requirements prescribed by the DOT and various state agencies. Any air freight business is subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration.

We are also subject to various environmental and safety requirements, including those governing the handling, disposal, and release of hazardous materials, which we may be asked to transport in the course of our operations. If hazardous materials are released into the environment while being transported, we may be required to participate in, or may have liability for response costs and the remediation of such a release. In such case, we also may be subject to claims for personal injury, property damage, and damage to natural resources. Our business is also subject to changes in legislation and regulations, which can affect our operations and those of our competitors. For example, new laws and initiatives to reduce and mitigate the effects of greenhouse gas emissions could significantly impact the transportation industry. Future environmental laws in this area could adversely affect our ICs’ costs and practices and our operations.

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

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2011:

Mark A. DiBlasi	56	President, Chief Executive Officer, and Director
Peter R. Armbruster	53	Vice President — Finance, Chief Financial Officer, Treasurer, and Secretary
Brian J. van Helden	43	President — Truckload and Logistics
Scott L. Dobak	49	President — Less-than-Truckload

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

Brian J. van Helden has served as our President — Truckload and Logistics since June 2011 and previously served as the Vice President — Operations from April 2007 to May 2011. Prior to joining our company, Mr. van Helden held various leadership positions over ten years with FedEx Ground, Inc. while most recently serving as a Regional Managing Director for FedEx Ground, Inc., a division of FedEx Corporation, from July 2003 to April 2007, where he was responsible for operational matters in the Midwest and New England. Prior to that, Mr. van Helden held various operations positions with UPS and Roadway Express.

Scott L. Dobak has served as our President — Less-than-Truckload since June 2011 and previously served as the Vice President — Sales and Marketing from January 2007 to May 2011. Prior to joining our company, Mr. Dobak served as Vice President — Corporate Sales for Yellow Transportation, Inc. where he was responsible for the $1.5 billion-revenue Corporate Sales Division from December 2000 to January 2007. Mr. Dobak was the Regional Vice President of Sales and Marketing — Chicago from July 1997 to December 2000 with Yellow Transportation, Inc. Prior to that, Mr. Dobak served as an Area General Manager for Yellow Transportation, Inc. from January 1995 to July 1997.

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

Based on our research, we believe the over-the-road freight sector has experienced levels of excess capacity. The current operating environment in the over-the-road freight sector resulting from the economic downturn, fluctuating fuel costs, industry-specific regulations such as CSA and hours-of-service rules, and other economic factors are causing a tightening of capacity in the sector generally, and in our carrier network specifically, which could have an adverse impact on our ability to execute our business strategy and on our business.

One or more significant claims, our failure to adequately reserve for such claims, or the cost of maintaining our insurance for such claims, could have an adverse effect on our results of operations.

We use the services of thousands of transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are involved in accidents and goods carried by these drivers are lost or damaged, and the carriers may not have adequate insurance coverage. Such accidents usually result in equipment damage and, unfortunately, can also result in injuries or death. Although these drivers are not our employees and all of these drivers are ICs or work for third-party carriers, from time to time claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, or workers’ compensation claims, or unfavorable resolutions of any such claims, could adversely affect our results of operations to the extent claims are not covered by our insurance or such losses exceed our reserves. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability and have an adverse effect on our results of operations.

Fluctuations in the price or availability of fuel, a prolonged continuation in the upward trend of fuel prices, and limitations on our ability to collect LTL fuel surcharges may adversely affect our results of operations.

We are subject to risks associated with fuel charges from our ICs and purchased power providers in our LTL and TL businesses. The tractors operated by our ICs and purchased power providers require large amounts of diesel fuel, and the availability and price of diesel fuel are subject to political, economic, and market factors that are outside of our control. The weekly per-gallon price of diesel fuel has been on an upward trend since 2009. The weekly per-gallon price of diesel fuel ranged from a low of $2.02 in 2009 to a high of $4.12 in May 2011, according to the U.S. Energy Information Administration. Our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to assess our fuel surcharges. At the request of our customers, we have at times temporarily capped the fuel surcharges at a fixed percentage pursuant to contractual arrangements that vary by customer. Currently, less than 1% of our customers have contractual arrangements with varying levels of capped fuel surcharges. If fuel surcharge revenue programs, base freight rate increases, or other cost-recovery mechanisms do not offset our exposure to rising fuel costs, our results of operations could be adversely affected.

A significant or prolonged economic downturn in the over-the-road freight sector, or a substantial downturn in our customers’ business, could adversely affect our revenue and results of operations.

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

Our transportation services are conducted in part by ICs, who are generally responsible for paying for their own equipment, fuel, and other operating costs. Our ICs are responsible for providing the tractors and trailers they use related to our business. Certain factors such as increases in fuel costs, insurance costs, and the cost of new and used tractors, reduced financing sources available to ICs for the purchase of equipment, or the impact of CSA and hours-of-service rules could create a difficult operating environment for ICs. Turnover and bankruptcy among ICs in the over-the-road freight sector often limit the pool of qualified ICs and increase the competition among carriers for their services. If we are required to increase the amounts paid to ICs in order to obtain their services, our results of operations could be adversely affected to the extent increased expenses are not offset by higher freight rates. Additionally, our agreements with our ICs are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified ICs to replace those who have left our pool. If we are unable to retain our existing ICs or recruit new ICs, our results of operations and ability to expand our business could be adversely affected.

Our executive officers and key personnel are important to our business, and these officers and personnel may not remain with us in the future.

We depend substantially on the efforts and abilities of our senior management. Our success will depend, in part, on our ability to retain our current management team and to attract and retain qualified personnel in the future. Competition for senior management is intense, and we may not be able to retain our management team or attract additional qualified personnel. The loss of a member of senior management would require our remaining executive officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could adversely impact our results of operations.

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

Tax and other regulatory authorities have in the past sought to assert that ICs in the trucking industry are employees rather than ICs. There can be no assurance that these authorities will not successfully assert this position against us or that tax and other laws that currently consider these persons ICs will not change. If our ICs are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Our business model relies on the fact that our ICs are ICs and not deemed to be our employees, and exposure to any of the above factors could have an adverse effect on our business and results of operations.

Our financial results may be adversely impacted by potential future changes in accounting practices.

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry, or our operations specifically. New accounting standards or requirements, such as a conversion from U.S. generally accepted accounting principles to International Financial Reporting Standards, could change the way we record revenues, expenses, assets, and/or liabilities or could be costly to implement. These types of regulations could have a negative impact on our financial position, liquidity, results of operations, and/or access to capital.

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

In addition, we have become increasingly reliant on our technology systems for our operations as well as providing services to our customers. Although we have implemented redundant systems and network security measures, our technology systems remain susceptible to outages, computer viruses, break-ins, and similar disruptions. Such an event could inhibit our ability to provide services to our customers and the ability of our customers to access our systems. In addition, there could be a loss of confidential information, corruption of data, and damage to our brand. This may result in a reduction in demand for our services or the loss of customers that could have a negative impact on our financial condition and results of operations.

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

As a public company, we are required to comply with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of Sarbanes-Oxley regarding internal control over financial reporting. Compliance with Section 404 requires dedicated internal resources and a significant amount of time and effort. We may experience higher than anticipated operating expenses, as well as increased independent auditor fees as we continue our compliance efforts on new acquisitions. We are required to be fully compliant under Section 404 for each acquisition in the following year after the acquisition occurred, and at that time our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report of our auditors on our management’s assessment of our internal controls. Completing documentation of our internal control system and financial processes, remediation of control deficiencies, and management testing of internal controls will require substantial effort by us. We cannot assure you that we will be able to complete the required management assessment by our reporting deadline. Failure to implement these changes in a timely, effective, or efficient manner could harm our operations, financial reporting, or financial results, and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors.

Our TL business derives a portion of its revenues from inventory management, the loss of which could have a negative impact on our financial condition, results of operations, and cash flows.

A portion of our TL business is involved with inventory and freight management for customers whose products are shipped to a limited number of big box retailers. Should these big box retailers change their supply chain practices and direct our customers to deliver product via another source, such change could have a negative impact on our TL business until such time as the business can be replaced.

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

The market value of our common stock may fluctuate and could be substantially affected by various factors.

The price of our common stock on the New York Stock Exchange constantly changes. We expect that the market price of our common stock will continue to fluctuate. Our share price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

•	Actual or anticipated variations in earnings, financial or operating performance or liquidity;

•	Changes in analysts’ recommendations or projections;

•	Failure to meet analysts’ projections;

•	General economic and capital market conditions;

•	Announcements of developments related to our business;

•	Operating and stock performance of other companies deemed to be peers;

•	Actions by government regulators;

•	News reports of trends, concerns, and other issues related to us or our industry, including changes in regulations; and

•	Other factors described in this “Risk Factors” section.

Our common stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our corporate, LTL, and TL headquarters, where senior management resides, is located in Cudahy, Wisconsin, where we lease 28,824 square feet of space. The primary functions performed at this location are accounting, treasury, marketing, human resources, linehaul support, claims, safety and information technology support. We lease 24,000 square feet of space in Hudson, Ohio, which houses our TMS headquarters.

We lease 17 of our 20 service centers for our LTL business throughout the United States, each of which is interactively connected. Each service center manages and is responsible for the freight that originates in its service area. The typical service center is configured to perform cross-dock and limited short-term warehouse operations. Our TL business leases one office for operations in Maine, eight of its 11 company dispatch offices throughout the Northeast region of the United States and Canada, 24 TL service centers throughout the Unites States, and four consolidation/warehousing facilities throughout the United States. In addition, our TMS business leases two service centers throughout the Northeast region of the United States.

We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate leasing additional space as needed to accommodate our growth.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information on Common Stock

Our common stock has been trading on the New York Stock Exchange under the symbol “RRTS” since May 13, 2010. Prior to that time, there was no public market for our stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as quoted on the New York Stock Exchange.

	September 30,	September 30,
	High	Low
Fiscal 2011:
First quarter	$15.07	$12.74
Second quarter	$15.70	$13.22
Third quarter	$16.75	$12.48
Fourth quarter	$17.40	$12.66

Fiscal 2010:
First quarter	N/A	N/A
Second quarter	$14.47	$13.25
Third quarter	$15.05	$10.67
Fourth quarter	$14.89	$10.34

Stockholders

As of March 12, 2012, there were approximately 20 holders of record of our common stock. On March 12, 2012, the closing sale price of our common stock on the New York Stock Exchange was $17.82 per share.

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

Performance Graph

The following line graph compares cumulative total shareholder returns for the period from May 13, 2010 through December 31, 2011 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Transportation Index. The graph assumes an investment of $100 on May 13, 2010, which is the first day on which our stock was listed on the New York Stock Exchange. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Transportation Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section. The performance graph will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act of 1933, as amended (Securities Act).

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*

Among Roadrunner Transportation Systems Inc., the NASDAQ Composite Index

and the NASDAQ Transportation Index

*	$100 invested on May 13, 2010 in stock or April 30, 2010 in index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

The following presents selected financial data for each fiscal year in the five-year period ended December 31, 2011. As our past operating results are not necessarily indicative of our future operating results, and since the consolidated statement of operations includes the results of operations of our acquired companies since the date of their acquisition, you should read the selected financial data below in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes contained elsewhere in this report, including Note 2 thereto.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008(1)	2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$843,627	$632,018	$483,322	$565,907	$538,007
Purchased transportation costs	620,343	494,045	378,858	453,953	425,568
Personnel and related benefits	87,178	61,853	52,621	58,282	55,354
Other operating expenses	83,625	41,168	33,988	39,099	37,311
Depreciation and amortization	4,978	3,114	2,967	2,465	1,840
Acquisition transaction expenses	1,368	569	1,148	—	—
Restructuring and IPO related expenses	—	1,500	—	3,416	—

Operating income	46,135	29,769	13,740	8,692	17,934
Interest on long-term debt	4,135	7,954	13,226	12,969	13,937
Dividends on preferred stock subject to mandatory redemption	200	200	200	200	160
Loss on early extinguishment of debt	—	15,916	—	—	1,608

Income (loss) before provision (benefit)for income taxes	41,800	5,699	314	(4,477)	2,229
Provision (benefit) for income taxes	15,929	2,108	337	(1,139)	1,294

Net income (loss)	25,871	3,591	(23)	(3,338)	935
Accretion of Series B preferred stock	—	765	1,950	—	—

Net income (loss) available to common stockholders	$25,871	$2,826	$(1,973)	$(3,338)	$935

Earnings (loss) per share available to common stockholders:
Basic	$0.85	$0.11	$(0.11)	$(0.20)	$0.06
Diluted	0.82	0.11	(0.11)	(0.20)	0.06
Weighted average common stock outstanding:
Basic	30,432	25,779	17,656	17,061	15,114
Diluted	31,545	26,777	17,656	17,061	15,134
Consolidated Balance Sheet Data (at end of period):
Total assets	$543,353	$348,297	$333,281	$285,883	$255,880
Total debt (including current maturities)	136,500	20,500	138,935	106,254	102,420
Series A preferred stock subject to mandatory redemption	5,000	5,000	5,000	5,000	5,000
Redeemable common stock	—	—	1,740	1,740	1,765
Total stockholders’ investment	295,953	265,689	139,643	129,987	103,870
Other Data:
EBITDA(2)	$51,113	$16,967	$16,707	$11,157	$18,166
Capital expenditures	10,105	2,500	2,292	1,168	1,867
Working capital — current assets less current liabilities (end of period)	42,820	42,383	18,038	12,537	15,539
Net cash provided by operating activities	32,992	2,110	778	802	12,470
Net cash used in investing activities	(140,358)	(1,080)	(34,216)	(27,208)	(3,187)
Net cash provided by (used in) financing activities	109,685	(2,210)	34,214	27,006	(11,535)

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

(2)

EBITDA represents earning before interest, taxes, depreciation, and amortization. Our management uses EBITDA as a supplement measure in evaluating our operating performance and when determining executive incentive compensation. Our management believes EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of EBITDA eliminates the effects of financing, income taxes, and the accounting effects of capital spending. These items may vary for different companies for reason unrelated to the overall operating performance of a company’s business. EBITDA is not a financial measure presented in accordance with U.S. generally accepted accounting principles, or GAAP. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP.

The following is a reconciliation of EBITDA:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net income (loss)	$25,871	$3,591	$(23)	$(3,338)	$935
Plus: Provision (benefit) for income taxes	15,929	2,108	337	(1,139)	1,294
Plus: Total interest expense	4,335	8,154	13,426	13,169	14,097
Plus: Depreciation and amortization	4,978	3,114	2,967	2,465	1,840

EBITDA	$51,113	$16,967	$16,707	$11,157	$18,166

The following expenses have not been added to net income (loss) in the calculation of EBITDA above:

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Loss on early extinguishment of debt	$—	$15,916	$—	$—	$1,608
Restructuring and IPO related expenses	—	1,500	—	3,416	—
Acquisition transaction expenses	1,368	569	1,148	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition at December 31, 2011. You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. “Risk Factors.”

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

We have three operating segments:

Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of LTL 20 service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption. Our LTL segment also includes domestic and international air transportation services.

Truckload and Logistics. Within our TL business, we arrange the pickup, delivery, and inventory management of TL freight through our network of 24 TL service centers, four consolidation/warehousing facilities, 11 company dispatch offices, and 76 independent brokerage agents primarily located throughout the eastern United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.

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

Recent Acquisitions

In February 2011, we acquired all of the outstanding stock of Morgan Southern, Inc. for the purpose of expanding our intermodal presence within our TL segment. Headquartered in Georgia, Morgan Southern provides primarily intermodal transportation and related services. Morgan Southern employs city drivers and leases equipment to make city deliveries along with the utilization of ICs. See note 2 to our consolidated financial statements included in this report.

In May 2011, we acquired all of the outstanding stock of Bruenger Trucking Company for the purpose of expanding our truckload presence within our TL segment. Headquartered in Kansas, Bruenger provides primarily temperature controlled truckload and related services. Bruenger employs drivers along with the utilization of ICs. See note 2 to our consolidated financial statements included in this report.

In August 2011, we acquired all the outstanding stock of James Brooks Company, Inc. and C.A.L. Transport, Inc., collectively James Brooks, for the purpose of expanding our market presence within our TL segment. All operations of James Brooks have been fully integrated with Morgan Southern. See note 2 to our consolidated financial statements included in this report.

In August 2011, we acquired all the outstanding stock of Prime Logistics Corporation for the purpose of expanding our market presence and service offerings in within our TL segment. Headquartered in Indiana, Prime provides cost effective national distribution programs that assist vendors through warehousing, packaging, and multi-vendor consolidation. See note 2 to our consolidated financial statements included in this report.

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

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. We have four reporting units for our three operating segments. We have one reporting unit for our LTL and TMS segments and two reporting units for our TL segment as this is the lowest level for which discrete financial information is prepared and regularly reviewed by management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of our impairment test, the fair value of our reporting units are calculated based upon an average of an income fair value approach and market fair value approach.

Other intangible assets recorded consist of definite-lived customer lists. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable.

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

TL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; delivery has occurred; and our obligation to fulfill a transaction is complete and collection of revenue is reasonably assured. This occurs when we complete the delivery of a shipment or the service has been fulfilled.

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

We typically recognize revenue on a gross basis, as opposed to a net basis, because we bear the risks and benefits associated with revenue-generated activities by, among other things, (1) acting as a principal in the transaction, (2) establishing prices, (3) managing all aspects of the shipping process, and (4) taking the risk of loss for collection, delivery, and returns. Certain TMS transactions to provide specific services are recorded at the net amount charged to the client due to the following factors: (A) we do not have latitude in establishing pricing, and (B) we do not bear the risk of loss for delivery and returns; these items are the risk of the carrier.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010		2009
	(Dollars in thousands)
Revenues:
LTL	$466,823	55.3%	$409,914	64.9%	$316,119	65.4%
TL	301,279	35.7%	158,724	25.1%	134,815	27.9%
TMS	79,188	9.4%	65,902	10.4%	34,472	7.1%
Eliminations	(3,663)	(0.4)%	(2,522)	(0.4)%	(2,084)	(0.4)%

Total	843,627	100.0%	632,018	100.0%	483,322	100.0%
Purchased transportation costs:
LTL	352,890	75.6%	307,721	75.1%	235,602	74.5%
TL	212,439	70.5%	140,380	88.4%	119,050	88.3%
TMS	58,677	74.1%	48,466	73.5%	26,290	76.3%
Eliminations	(3,663)	(0.4)%	(2,522)	(0.4)%	(2,084)	(0.4)%

Total	620,343	73.5%	494,045	78.2%	378,858	78.4%
Net revenues:(1)
LTL	113,933	24.4%	102,193	24.9%	80,517	25.5%
TL	88,840	29.5%	18,344	11.6%	15,765	11.7%
TMS	20,511	25.9%	17,436	26.5%	8,182	23.7%

Total	223,284	26.5%	137,973	21.8%	104,464	21.6%
Other operating expenses:(2)
LTL	87,890	18.8%	78,856	19.2%	69,047	21.8%
TL	66,228	22.0%	11,141	7.0%	10,771	8.0%
TMS	12,222	15.4%	11,458	17.4%	5,829	16.9%
Corporate	5,831	0.7%	3,635	0.6%	2,110	0.4%

Total	172,171	20.4%	105,090	16.6%	87,757	18.2%
Depreciation and amortization:
LTL	1,718	0.4%	1,676	0.4%	1,716	0.5%
TL	2,572	0.9%	744	0.5%	656	0.5%
TMS	688	0.9%	694	1.1%	595	1.7%

Total	4,978	0.6%	3,114	0.5%	2,967	0.6%
Operating income:
LTL	24,325	5.2%	21,661	5.3%	9,754	3.1%
TL	20,040	6.7%	6,459	4.1%	4,338	3.2%
TMS	7,601	9.6%	5,284	8.0%	1,758	5.1%
Corporate	(5,831)	(0.7)%	(3,635)	(0.6)%	(2,110)	(0.4)%

Total	46,135	5.5%	29,769	4.7%	13,740	2.8%
Total interest expense	4,335	0.5%	8,154	1.3%	13,426	2.8%
Loss on early extinguishment of debt	—	0.0%	15,916	2.5%	—	0.0%

Income before provision for income taxes	41,800	5.0%	5,699	0.9%	314	0.1%
Provision for income taxes	15,929	1.9%	2,108	0.3%	337	0.1%

Net income (loss)	25,871	3.1%	3,591	0.6%	(23)	0.0%

Accretion of Series B preferred stock	—	0.0%	765	0.1%	1,950	0.4%

Net income (loss) available to common stockholders	$25,871	3.1%	$2,826	0.4%	$(1,973)	(0.4%)

(1)	Reflects revenues less purchased transportation costs.

(2)	Reflects the sum of personnel and related benefits, other operating expenses, acquisition transaction expenses, and restructuring and IPO related expenses.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Consolidated revenues increased by $211.6 million, or 33.5%, to $843.6 million in 2011 from $632.0 million in 2010, approximately half of which was attributable to the impact of recent TL acquisitions.

LTL revenues increased by $56.9 million, or 13.9%, to $466.8 million in 2011 from $409.9 million in 2010. This reflects year-over-year LTL tonnage growth of 4.3%, driven by a 4.8% increase in the number of LTL shipments, slightly offset by a 0.4% decline in weight per shipment. Our LTL tonnage increase was driven by new customer growth. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased during the year by 9.5%. This reflects increased fuel prices year-over-year and an increase in revenue per hundredweight excluding fuel of 3.9%, which resulted from stabilization in the LTL pricing environment, our yield improvement initiatives, and a change in freight mix that provided an increased revenue per hundredweight. Our yield improvement initiatives include, but are not limited to, surcharges in certain geographic locations and renegotiations of accounts that have fuel caps or waivers in effect.

TL revenues increased by $142.6 million, or 89.8%, to $301.3 million in 2011 from $158.7 million 2010. This growth was primarily driven by (i) the acquisitions of Morgan Southern, Bruenger, James Brooks, and Prime, (ii) 18.8% organic growth due to a 5.1% increase in the number of loads, (iii) a year-over-year increase in revenue per load of 12.3%, and (iv) the continued expansion of our TL agent network. Our 2011 TL acquisitions contributed revenues of $112.8 million.

TMS revenues increased by $13.3 million, or 20.2%, to $79.2 million in 2011 from $65.9 million in 2010, primarily as a result of new and existing customer growth.

Purchased Transportation Costs

Purchased transportation costs increased by $126.3 million, or 25.6%, to $620.3 million in 2011 from $494.0 million in 2010.

LTL purchased transportation costs increased by $45.2 million, or 14.7%, to $352.9 million in 2011 from $307.7 million in 2010, and increased as a percentage of LTL revenues to 75.6% from 75.1%. This increase was primarily the result of rising fuel costs in 2011. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.24 in 2011 from $1.22 in 2010. This increase was mitigated by our yield improvement initiatives and linehaul cost reduction initiatives that included the utilization of our ICs on lanes most impacted by rising rates.

TL purchased transportation costs increased by $72.0 million, or 51.3%, to $212.4 million in 2011 from $140.4 million in 2010, primarily as a result of our 2011 TL acquisitions. TL purchased transportation costs as a percentage of TL revenues decreased to 70.5% in 2011 from 88.4% in 2010, primarily due to Morgan Southern and Bruenger drivers and leased equipment expenses being included in other operating expenses. Our other TL businesses typically use ICs rather than employee drivers and do not lease equipment. Additionally, increases in market pricing and increased utilization of our TL agent network reduced the percentage of purchased transportation costs to TL revenues.

TMS purchased transportation costs increased by $10.2 million, or 21.1%, to $58.7 million in 2011 from $48.5 million in 2010. TMS purchased transportation costs as a percentage of TMS revenues increased to 74.1% from 73.5%, primarily as a result of increased fuel prices and increased carrier costs.

Other Operating Expenses

Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, acquisition transaction expenses, and IPO related expenses line items shown in our consolidated statements of operations, increased by $67.1 million, or 63.8%, to $172.2 million in 2011 from $105.1 million in 2010.

Within our LTL business, other operating expenses increased by $9.0 million, or 11.5%, to $87.9 million in 2011 from $78.9 million in 2010, primarily as a result of increased insurance costs, increased dock labor costs associated with the 4.8% increase in shipment count, and expanded infrastructure costs to support new business initiatives. As a percentage of LTL revenues, this represented a decrease to 18.8% from 19.2%, primarily due to implementing operating initiatives to reduce the amount of labor cost per shipment to reduce the overall percentage of costs from 2010 to 2011.

Within our TL business, other operating expenses increased by $55.1 million to $66.2 million in 2011 from $11.1 million in 2010. As a percentage of TL revenues, this represented an increase to 22.0% from 7.0%, primarily a result of Morgan Southern and Bruenger drivers and leased equipment expenses being included in other operating expenses.

Within our TMS business, other operating expenses increased by $0.7 million, or 6.7%, to $12.2 million in 2011 from $11.5 million in 2010. TMS other operating expenses, as a percentage of TMS revenues, decreased to 15.4% in 2011 from 17.4% in 2010.

Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $5.8 million in 2011 from $3.6 million in 2010. This increase was primarily a result of $1.4 million of incremental public company costs and $0.8 million of additional acquisition expenses incurred in 2011.

Depreciation and Amortization

Depreciation and amortization was $5.0 million in 2011 and $3.1 million in 2010, reflecting increases in property, plant, and equipment. Within our LTL business, depreciation and amortization was $1.7 million during both 2011 and 2010. Depreciation and amortization within our TL business was $2.6 million during 2011 and $0.7 million during 2010. Within our TMS business, depreciation and amortization was $0.7 million during both 2011 and 2010.

Operating Income

Operating income increased by $16.3 million, or 55.0%, to $46.1 million in 2011 from $29.8 million in 2010, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 5.5% in 2011 from 4.7% in 2010.

Within our LTL business, operating income increased by $2.6 million, or 12.3%, to $24.3 million from $21.7 million, and decreased as a percentage of LTL revenues to 5.2% from 5.3%, primarily as a result of the factors above.

Within our TL business, operating income increased by $13.5 million, or 210.3%, to $20.0 million from $6.5 million, and also increased as a percentage of TL revenues to 6.7% from 4.1%, primarily as a result of the factors above.

Within our TMS business, operating income increased by $2.3 million, or 43.8%, to $7.6 million from $5.3 million, and also increased as a percentage of TMS revenues to 9.6% from 8.0%, primarily as a result of the factors above.

Interest Expense

Interest expense decreased by $3.9 million, or 46.8%, to $4.3 million in 2011 from $8.2 million in 2010, primarily attributable to the reduction of our outstanding indebtedness resulting from the application of the net proceeds from our IPO, partially offset by interest expense attributable to the borrowings we incurred to finance our Morgan Southern, Bruenger, James Brooks, and Prime acquisitions.

Loss on Early Extinguishment of Debt

In connection with the reduction of our outstanding indebtedness as a result of our IPO in 2010 and our entering into a new credit agreement in 2010, we incurred a one-time loss on early extinguishment of debt of $15.9 million in 2010 that we did not incur in 2011. This charge consisted of (i) $10.6 million of prepayment penalties, (ii) the payment of $2.6 million of unaccreted discount on our junior subordinated notes, (iii) the non-cash write-off of $2.2 million of deferred debt issuance costs, and (iv) the payment of legal and other miscellaneous fees of $0.5 million.

Income Tax

Income tax provision was $15.9 million in 2011 compared to $2.1 million in 2010. The effective tax rate was 38.1% in 2011 compared to 37.0% in 2010. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.

Net Income Available to Common Stockholders

Net income available to common stockholders was $25.9 million in 2011 compared to $2.8 million in 2010. Net income available to common stockholders during 2010 was impacted by $0.8 million of accretion of Series B preferred stock dividends. Upon completion of our IPO, our shares of Series B preferred stock were converted into shares of our common stock and such accretion was eliminated as of the date of conversion.

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

TL revenues increased by $23.9 million, or 17.7%, to $158.7 million during 2010 from $134.8 million in 2009, primarily driven by a 5.4% increase in the number of loads, a year-over-year increase in revenue per load of 11.7%, and the expansion of our TL agent network.

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

TL purchased transportation costs increased by $21.3 million, or 17.9%, to $140.4 million in 2010 from $119.1 million in 2009, and increased slightly as a percentage of TL revenues to 88.4% from 88.3%, primarily due to rising truckload rates not yet passed on to contract customers, expansion of our TL agent network, and payment of related commissions to new agents.

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

Within our TL business, other operating expenses increased by $0.3 million, or 3.4%, to $11.1 million in 2010 from $10.8 million in 2009. As a percentage of TL revenues, this represents a decrease to 7.0% from 8.0% and is primarily due to increases in market pricing and tonnage, as well as continued expansion of our TL agent network because price per ton increased and we were able to service more tonnage without adding additional costs.

Within our TMS business, other operating expenses increased by $5.7 million, or 96.6%, to $11.5 million in 2010 from $5.8 million in 2009, primarily as a result of the Mesca, GNTS, and Alpha acquisitions. As a percentage of TMS revenues, this represented an increase to 17.4% from 16.9%.

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

Within our TL business, operating income increased by $2.2 million, or 48.9%, to $6.5 million from $4.3 million, and also increased as a percentage of TL revenues to 4.1% from 3.2%.

Within our TMS business, operating income increased by $3.5 million, or 200.6%, to $5.3 million from $1.8 million, and also increased as a percentage of TMS revenues to 8.0% from 5.1%.

Interest Expense

Interest expense decreased by $5.2 million, or 39.3%, to $8.2 million in 2010 from $13.4 million in 2009, primarily attributable to the reduction of our outstanding indebtedness resulting from the application of the net proceeds from our IPO, partially offset by interest expense attributable to the Bullet, Mesca, GNTS, and Alpha acquisitions.

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

Liquidity and Capital Resources

Historically, our primary sources of cash have been cash flows from operations, borrowings under our revolving credit facility, sale of securities, and equity contributions. Our primary cash needs are to fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of December 31, 2011, we had $3.3 million in cash and cash equivalents, $93.2 million of availability under our credit facility, and $39.5 million in net working capital. As we continue to execute on our acquisition strategy, additional financing may be necessary within the next 12 months.

Although we can provide no assurances, amounts available under our credit facility, net cash provided by operating activities, and available cash and cash equivalents should be adequate to finance working capital and planned capital expenditures for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing as we continue to execute our business strategy.

Our credit facility consists of a $140.0 million term loan, a revolving credit facility up to a maximum aggregate amount of $100.0 million, of which up to $10.0 million may be used for Swing Line Loans (as defined in our credit agreement) and up to $15.0 million may be used for letters of credit. The credit facility matures on August 31, 2016.

Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 4.0%, or (b) the Base Rate (as defined in our credit agreement), plus an applicable margin in the range of 2.5% to 3.5%.

Our credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of December 31, 2011, we were in compliance with all debt covenants.

Cash Flows

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$33,164	$2,110	$778
Investing activities	(140,530)	(1,080)	(34,216)
Financing activities	109,685	(2,210)	34,214

Net change in cash and cash equivalents	$2,319	$(1,180)	$776

Cash Flows from Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred interest, share-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.

The difference between our $25.9 million 2011 net income and the $33.2 million cash provided by operating activities during 2011 was primarily attributable to a $14.6 million increase in our accounts receivable, a $5.5 million increase in prepaid expenses and other assets, partially offset by a $8.4 million increase in accounts payable, a $2.4 million decrease in accrued expenses and other liabilities, and a variety of non-cash charges, including $14.5 million of deferred income taxes and $5.6 million of depreciation and amortization.

Cash Flows from Investing Activities

Cash used in investing activities was $140.5 million during 2011, which primarily reflects $131.3 million used for business acquisitions and $10.1 million of capital expenditures used to support our operations and the proceeds from the sale of equipment of $0.9 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $109.7 million during 2011, which primarily reflects net borrowings of $116.0 million under our credit facility, proceeds from the issuance of common stock of $0.9 million, payments of debt issuance costs of $4.2 million, payments of contingent earnouts of $2.6 million, and payments of $0.4 million for capital leases.

Quarterly Results of Operations

The following table presents unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2011. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	September 30,	September 30,	September 30,	September 30,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Year Ended December 31, 2011:
Total revenues	$171,158	$208,271	$226,193	$238,005
Net revenues (total revenues less purchased transportation costs)	40,791	51,873	60,672	69,948
Income before income taxes	7,096	11,986	11,572	11,146
Net income available to common stockholders	4,400	7,431	7,175	6,865
Earnings per share:
Basic	$0.15	$0.25	$0.23	$0.22
Diluted	0.14	0.24	0.23	0.22
Year ended December 31, 2010:(1)
Total revenues	$142,762	$159,770	$163,690	$165,796
Net revenues (total revenues less purchased transportation costs)	32,095	35,334	35,061	35,483
Income (loss) before income taxes	2,488	(10,581)	7,375	6,417
Net income (loss) available to common stockholders	942	(6,377)	4,384	3,877
Earnings (loss) per share:
Basic	$0.05	$(0.25)	$0.15	$0.13
Diluted	0.05	(0.25)	0.14	0.12

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

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$136,500	$14,000	$28,000	$94,500	$—
Interest expense	23,332	5,892	9,898	7,542	—
Capital leases	2,710	460	576	578	1,096
Operating leases	94,803	15,815	27,138	23,225	28,625
Preferred stock subject to mandatory redemption	5,142	5,142	—	—	—

Total	$262,487	$41,309	$65,612	$125,845	$29,721

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; engage in leasing, hedging, or research and development services; or have other relationships that expose us to liability that is not reflected in the financial statements. However, as of December 31, 2011, we had outstanding letters of credit totaling $6.8 million.

Seasonality

Our operations are subject to seasonal trends that have been common in the North American over-the-road freight sector for many years. Our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September, and December. Typically, this pattern has been the result of factors such as inclement weather, national holidays, customer demand, and economic conditions. In 2011, however, the impact of seasonality was less apparent than previous years due to our organic growth and acquisitions.

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

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. The interest rate on our revolving credit facility fluctuates based on the prime rate or LIBOR plus an applicable margin. Assuming our $100.0 million revolving credit facility was fully drawn, a 1.0% increase in the borrowing rate would increase our annual interest expense by $1.0 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As allowed by the SEC guidance, management excluded from its assessment the following subsidiaries which were all acquired in 2011: Morgan Southern, Inc., which constituted 6.3% and 1.2% of total assets and net assets, respectively, as of December 31, 2011 and 7.5% and 12.6% of revenues and net income, respectively, for the year then ended; Bruenger Trucking Company, which constituted 3.7% and 0.5% of total assets and net assets, respectively, as of December 31, 2011 and 1.8% and 5.3% of revenues and net income, respectively, for the year then ended; James Brooks Company, Inc. and C.A.L. Transport, Inc., collectively James Brooks, which constituted 0% of total assets and net assets as of December 31, 2011 and 0.4% and 0.7% of revenues and net income, respectively, for the year then ended; and Prime Logistics Corporation, which constituted 21.0% and 1.1% of total assets and net assets, respectively, as of December 31, 2011 and 3.5% and 12.4% of revenues and net income, respectively, for the year then ended. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Deloitte & Touche, LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

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

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included under the caption “Executive Officers” within Item 1.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

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

(b) Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Second Amended and Restated Bylaws(1)

4.1	Second Amended and Restated Stockholders’ Agreement, dated as of March 14, 2007, by and among the Registrant and the stockholders named therein(2)

4.19	Form of Indenture(5)

10.10	Employment Letter Agreement, by and between the Registrant and Mark A. DiBlasi(3)

10.11	Employment Letter Agreement, by and between the Registrant and Peter R. Armbruster(3)

10.12	Employment Letter Agreement, by and between the Registrant and Brian J. van Helden(4)

10.13	Employment Letter Agreement, by and between the Registrant and Scott L. Dobak(4)

10.14	2010 Incentive Compensation Plan(1)

10.15	Form of Indemnification Agreement(1)

10.16	Agreement and Plan of Merger, dated as of May 7, 2010, by and among the Registrant; GTS Transportation Logistics, Inc.; and Group Transportation Services Holdings, Inc.(1)

10.17	Amended and Restated Advisory Agreement, dated September 12, 2011, by and between the Registrant and HCI Equity Management, L.P.(9)

10.20	Form of Restricted Stock Unit Agreement(6)

10.21	Agreement and Plan of Merger, dated as of August 23, 2011, by and among the Registrant; Prime Acquisition Corp., Prime Logistics Corp., and the other parties named therein(7)

10.22	Second Amended and Restated Credit Agreement, dated August 31, 2011, among the Registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto(8)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document(10)

101.SCH*	XBRL Taxonomy Extension Schema Document(10)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(10)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(10)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(10)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on May 7, 2010.

(2)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on September 11, 2008.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on March 4, 2010.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on April 5, 2010.

(5)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No. 333-176225) as filed with the SEC on August 10, 2011.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2011.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 26, 2011.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on September 6, 2011.

(9)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2011.

(10)	Filed herewith

*

Pursuant to Rule 406 of Regulation S-T, these interactive date files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. DiBlasi	President, Chief Executive Officer	March 15, 2012
Mark A. DiBlasi	(Principal Executive Officer) , and Director

/s/ Peter R. Armbruster	Vice President — Finance, Chief Financial Officer,	March 15, 2012
Peter R. Armbruster	Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Scott D. Rued	Chairman of the Board	March 15, 2012
Scott D. Rued

/s/ Christopher L. Doerr	Director	March 15, 2012
Christopher L. Doerr

/s/ Ivor J. Evans	Director	March 15, 2012
Ivor J. Evans

/s/ Mark R. Holden	Director	March 15, 2012
Mark R. Holden

/s/ James D. Staley	Director	March 15, 2012
James D. Staley

/s/ William S. Urkiel	Director	March 15, 2012
William S. Urkiel

/s/ Chad M. Utrup	Director	March 15, 2012
Chad M. Utrup

/s/ Judith A. Vijums	Director	March 15, 2012
Judith A. Vijums

INDEX TO FINANCIAL STATEMENTS

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Roadrunner Transportation Systems, Inc. and subsidiaries

Cudahy, Wisconsin

We have audited the accompanying consolidated balance sheets of Roadrunner Transportation Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roadrunner Transportation Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 15, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of

Roadrunner Transportation Systems, Inc. and subsidiaries

Cudahy, Wisconsin

We have audited the internal control over financial reporting of Roadrunner Transportation Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the following subsidiaries which were acquired in 2011: Morgan Southern, Inc., which constituted 6.3% and 1.2% of total assets and net assets, respectively, as of December 31, 2011 and 7.5% and 12.6% of revenues and net income, respectively, for the year then ended; Bruenger Trucking Company, which constituted 3.7% and 0.5% of total assets and net assets, respectively, as of December 31, 2011 and 1.8% and 5.3% of revenues and net income, respectively, for the year then ended; James Brooks Company, Inc. and C.A.L. Transport, Inc., collectively James Brooks, which constituted 0.4% and 0.7% of revenues and net income, respectively, for the year ended December 31, 2011; and Prime Logistics Corporation, which constituted 21% and 1.1% of total assets and net assets, respectively, as of December 31, 2011 and 3.5% and 12.4% of revenues and net income, respectively, for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at these entities. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 15, 2012

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,315	$996
Accounts receivable, net	102,358	73,222
Deferred income taxes	9,472	6,367
Prepaid expenses and other current assets	16,400	10,414

Total current assets	131,545	90,999

PROPERTY AND EQUIPMENT, NET	28,447	6,894
OTHER ASSETS:
Goodwill	364,347	246,888
Intangible assets, net	10,381	1,224
Other noncurrent assets	8,633	2,292

Total other assets	383,361	250,404

TOTAL ASSETS	$543,353	$348,297

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,000	$—
Accounts payable	50,245	37,241
Accrued expenses and other liabilities	19,480	11,375
Preferred stock subject to mandatory redemption	5,000	—

Total current liabilities	88,725	48,616
LONG-TERM DEBT, net of current maturities	122,500	20,500
OTHER LONG-TERM LIABILITIES	36,175	8,492
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	—	5,000

Total liabilities	247,400	82,608

COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 100,000 shares authorized; 30,707 and 30,147 shares issued and outstanding	307	301
Additional paid-in capital	266,475	262,088
Retained earnings	29,171	3,300

Total stockholders’ investment	295,953	265,689

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$543,353	$348,297

See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues	$843,627	$632,018	$483,322
Operating expenses:
Purchased transportation costs	620,343	494,045	378,858
Personnel and related benefits	87,178	61,853	52,621
Other operating expenses	83,625	41,168	33,988
Depreciation and amortization	4,978	3,114	2,967
Acquisition transaction expenses	1,368	569	1,148
Restructuring and IPO related expenses	—	1,500	—

Total operating expenses	797,492	602,249	469,582

Operating income	46,135	29,769	13,740
Interest expense:
Interest on long-term debt	4,135	7,954	13,226
Dividends on preferred stock subject to mandatory redemption	200	200	200

Total interest expense	4,335	8,154	13,426
Loss on early extinguishment of debt	—	15,916	—

Income before provision for income taxes	41,800	5,699	314
Provision for income taxes	15,929	2,108	337

Net income (loss)	25,871	3,591	(23)
Accretion of Series B preferred stock	—	765	1,950

Net income (loss) available to common stockholders	$25,871	$2,826	$(1,973)

Earnings (loss) per share available to common stockholders:
Basic	$0.85	$0.11	$(0.11)

Diluted	$0.82	$0.11	$(0.11)

Weighted average common stock outstanding:
Basic	30,432	25,779	17,656

Diluted	31,545	26,777	17,656

See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
	Series B Convertible								Additional	Retained	Total
	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Paid-In	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Investment
	(In thousands, except per share amounts)

BALANCE, January 1, 2009	1,791,768	$12,000	2,358,932	$24	14,567,522	$147	282,502	$3	$118,081	$(268)	$129,987

Accretion of Series B preferred stock (15% per annum)		1,950							(1,950)		—
Issuance of Common Stock			732,645	7					5,158		5,165
Issuance of warrants									3,000		3,000
Share-based compensation									714		714
Forgiveness of payable to affiliates									800		800
Net loss										(23)	(23)

BALANCE, December 31, 2009	1,791,768	$13,950	3,091,577	$31	14,567,522	$147	282,502	$3	$125,803	$(291)	$139,643

Accretion of Series B preferred stock (15% per annum)		765							(765)		—
Issuance of Common Stock			10,002,707	98					121,875		121,973
Conversion of Series B Convertible Preferred Stock to Common Stock	(1,791,768)	(14,715)	2,202,497	22					14,693		—
Conversion of Class A Common Stock to Common Stock			14,567,522	147	(14,567,522)	(147)					—
Conversion of Class B Common Stock to Common Stock			282,502	3			(282,502)	(3)			—
Share-based compensation									482		482
Net income										3,591	3,591

BALANCE, December 31, 2010	—	$—	30,146,805	$301	—	$—	—	$—	$262,088	$3,300	$265,689

Issuance of Common Stock			560,976	6					3,863		3,869
Share-based compensation									524		524
Net income										25,871	25,871

BALANCE, December 31, 2011	—	$—	30,707,781	$307	—	$—	—	$—	$266,475	$29,171	$295,953

See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,871	$3,591	$(23)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,628	3,817	3,681
Gain on disposal of buildings and equipment	(362)	(207)	(35)
Loss on early extinguishment of debt	—	2,224	—
Deferred interest	—	2,728	2,771
Share-based compensation	524	482	714
Provision for bad debts	1,186	938	1,186
Deferred tax provision	14,491	(1,777)	(80)
Changes in (net of acquisitions):
Accounts receivable	(14,656)	(15,967)	(3,998)
Prepaid expenses and other assets	(5,521)	(1,166)	(1,305)
Accounts payable	8,356	5,659	(669)
Accrued expenses and other liabilities	(2,353)	1,788	(1,464)

Net cash provided by operating activities	33,164	2,110	778

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	4,066	934
Acquisition of business, net of cash acquired	(131,290)	(2,910)	(32,957)
Capital expenditures	(10,105)	(2,500)	(2,292)
Proceeds from sale of buildings and equipment	865	264	99

Net cash used in investing activities	(140,530)	(1,080)	(34,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	124,081	88,557	74,225
Payments under revolving credit facilities	(144,581)	(103,839)	(66,865)
Long-term debt borrowings	140,000	1,184	29,000
Long-term debt payments	(3,500)	(107,213)	(6,475)
Debt issuance cost	(4,183)	(758)	(825)
Payments of contingent earnouts	(2,553)	—	—
Proceeds from issuance of common stock (net of issuance costs)	869	120,232	5,165
Reduction of capital lease obligation	(448)	(373)	(11)

Net cash provided by (used in) financing activities	109,685	(2,210)	34,214

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,319	(1,180)	776
CASH AND CASH EQUIVALENTS:
Beginning of period	996	2,176	1,400

End of period	$3,315	$996	$2,176

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$3,517	$9,153	$10,972
Cash paid for income taxes (net of refunds)	$1,127	$321	$470
Noncash issuance of common stock for acquisition	$3,000	$—	$—
Noncash Series B convertible preferred stock dividend	$—	$765	$1,950
Noncash forgiveness of payable to affiliates	$—	$—	$800
Noncash notes and warrants issued for acquisition of business (face amount)	$—	$—	$3,000

See accompanying notes to consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization, Nature of Business and Significant Accounting Policies

Nature of Business

Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments, less-than-truckload (“LTL”), truckload and logistics (“TL”) and transportation management solutions (“TMS”). Within its LTL business, the Company operates 20 LTL service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 24 TL service centers, four consolidation/warehousing facilities, and 11 dispatch offices and is augmented by 76 independent brokerage agents. The Company operates its TMS business from three service centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.

On February 29, 2008, HCI Equity Partners III, L.P. (“HCI III”), through an indirect majority-owned subsidiary, GTS Acquisition Sub, Inc. (“GTS”), acquired all of the outstanding capital stock of Group Transportation Services, Inc. and all of the outstanding membership units of GTS Direct, LLC (the “Transaction”). HCI III is an affiliate of Thayer Equity Investors V, L.P., the controlling shareholder of the Company. GTS was formed on February 12, 2008 and there were no substantive operations from date of inception until the Transaction on February 29, 2008. On May 18, 2010, GTS merged with the Company (the “GTS Merger”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2011, all subsidiaries were 100% owned. Transfers of net assets or exchanges of equity interests between entities under common control do not constitute business combinations. Because the Company and GTS had the same control group immediately before and after the GTS Merger, the GTS Merger has been accounted for as a combination of entities under common control on a historical cost basis in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include the results of operations of GTS for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash equivalents are defined as short-term investments that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. The Company maintains cash in several banks and, at times, the balances may exceed federally insured limits. The Company does not believe it is exposed to any material credit risk on cash. As of December 31, 2011 and 2010, approximately $13.0 million and $12.3 million, respectively, of checks drawn in excess of book balances were classified as accounts payable in the accompanying consolidated balance sheets. Cash equivalents consist of overnight investments in an interest bearing sweep account.

Accounts Receivable

Accounts receivable represent trade receivables from customers and are stated net of an allowance for doubtful accounts and pricing allowances of approximately $1.5 million as of December 31, 2011 and 2010, respectively. Management estimates the portion of accounts receivable that will not be collected and accounts are written off when they are determined to be uncollectible. Accounts receivable are uncollateralized and are generally due 30 days from the invoice date.

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Valuation and Qualifying Accounts

The Company provides reserves for accounts receivable. The rollforward of the allowance for doubtful accounts is as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Beginning balance	$1,524	$1,200	$899
Acquisitions	—	14	79
Provision, charged to expense	1,186	938	1,186
Write-offs, less recoveries	(1,249)	(628)	(964)

Ending balance	$1,461	$1,524	$1,200

Property and Equipment

Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. For financial reporting purposes, depreciation is calculated using the straight-line method over the following estimated useful lives:

September 30,
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years
Equipment	5-15 years

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

Goodwill is tested for impairment at least annually on July 1st using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. The Company has four reporting units as this is the lowest level for which discrete financial information is prepared and regularly reviewed by management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of the Company’s impairment test, the fair value of its reporting units are calculated based upon an average of an income fair value approach and market fair value approach. Based on these tests, the Company concluded that the fair value for all reporting units is substantially in excess of the respective reporting unit’s carrying value. Accordingly, no goodwill impairments were identified in 2011, 2010 or 2009.

Other intangible assets recorded consist of definite lived customer relationships. The Company evaluates its other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. No indicators of impairment were identified in 2011, 2010 or 2009. See Note 4 for additional information on our goodwill and intangible assets.

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Debt Issue Costs

Debt issue costs represent costs incurred in connection with the financing agreements described in Note 6. The debt issue costs aggregate to $4.5 million and $0.8 million at December 31, 2011 and 2010, respectively, and have been classified in the consolidated balance sheets as other noncurrent assets. Such costs are being amortized over the expected maturity of the financing agreements using the effective interest rate method.

Stock-Based Compensation

The Company’s share based payment awards are comprised of stock options and restricted stock units. Cost for the Company’s stock options and restricted stock units is measured at fair value and is recognized over the vesting period of the award.

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

Fair Value of Financial Instruments

Fair values of cash, accounts receivable, and accounts payable approximate cost. The estimated fair value of long-term debt has been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates. The estimated fair value of the senior debt approximates its carrying value at December 31, 2011 and 2010, respectively.

Revenue Recognition

LTL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; and collection of revenue is reasonably assured. The Company uses a percentage of completion method to recognize revenue as the various stages of the sales transaction are completed.

TL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; delivery has occurred; and the Company’s obligation to fulfill a transaction is complete and collection of revenue is reasonably assured. This occurs when the Company completes the delivery of a shipment or the service has been fulfilled.

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

2. Acquisitions

On September 15, 2009, through GTS, the Company acquired all of the outstanding membership interests of Mesca Freight Services, LLC (Mesca) for purposes of expanding its current market presence and service offerings in the TMS segment. Mesca operates as an asset-light, third-party logistics provider in Maine. Total consideration was $9.1 million, including $1.8 million of cash acquired. A working capital adjustment in the amount of $0.1 million was paid by GTS in 2010. The acquisition price and related financing fees of approximately $0.1 million were financed with proceeds from the issuance of common stock by GTS of $4.2 million and borrowings under a credit facility of $4.4 million. GTS incurred $0.6 million of transaction expenses related to this acquisition.

In addition to cash paid at closing, the Mesca purchase agreement called for contingent consideration in the form of an earnout. The former owners of Mesca were entitled to receive a payment equal to the amount by which Mesca’s earnings before income taxes, depreciation and amortization, as defined in the purchase agreement, exceeded $1.6 million for the years ending December 31, 2010 and 2011. Approximately $2.4 million was included in TMS goodwill related the to the earnout. The Company paid $3.1 million as of December 31, 2011 related to the earnout and has no further commitments due under the Mesca purchase agreement.

On December 7, 2009, through GTS, the Company acquired all of the outstanding stock of Great Northern Transportation Services, Inc. (GNTS) for purposes of expanding its current market presence and service offerings in the TMS segment. GNTS is an agent of Mesca and operates in New Hampshire. Total consideration was $1.7 million, including $0.2 million of cash acquired. The acquisition price was financed with proceeds from the issuance of common stock by GTS of $0.9 million and borrowings under a credit facility of $0.9 million. GTS incurred $0.2 million of transaction expenses related to this acquisition.

In addition to cash paid at closing, the GNTS purchase agreement called for contingent consideration in the form of an earnout. The former owner of GNTS is entitled to receive a payment equal to the amount by which GNTS’ earnings before income taxes, depreciation and amortization, as defined in the purchase agreement, exceeds $0.6 million for the years ending December 31, 2010 and 2011. Approximately $0.2 million has been included in TMS goodwill related to the earnout. The Company paid $0.1 million as of December 31, 2011 related to the earnout.

On December 11, 2009, the Company acquired certain assets of Bullet Freight Systems, Inc. (Bullet) for purposes of expanding its market presence and service offerings in the LTL segment. Total consideration was $27.2 million. The acquisition price and related financing fees of approximately $1.1 million were financed with borrowings under credit facilities of $8.8 million and the issuance of $19.5 million face value of junior subordinated notes, including $3.0 million issued to the selling shareholders. In conjunction with the issuance of the junior subordinated notes, the Company issued warrants with a fair value of $3.0 million. The Company incurred $0.5 million of transaction expenses related to this acquisition.

On February 12, 2010, through GTS, the Company acquired all the outstanding stock of Alpha Freight Systems, Inc. (Alpha) for purposes of expanding its current market presence and service offerings in the TMS segment. Total consideration was $2.0 million, including $0.1 million of cash acquired. The acquisition price was financed with proceeds from the issuance of common stock by GTS of $1.0 million and borrowings under a credit facility of $1.2 million. GTS incurred $0.3 million of transaction expenses related to this acquisition.

On February 4, 2011, the Company acquired all the outstanding stock of Morgan Southern Inc. (Morgan Southern) for the purpose of expanding its current market presence and service offerings in the TL segment. Total consideration paid was $19.4 million after a working capital adjustment. The acquisition price was financed with borrowings under the Company’s credit facility discussed in Note 6. The Company incurred $0.3 million of transaction expenses related to this acquisition.

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On June 1, 2011, the Company acquired all the outstanding stock of Bruenger Trucking Company (Bruenger) for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $10.6 million after a working capital adjustment. The acquisition price was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 6. The Company incurred $0.1 million of transaction expenses related to this acquisition.

The Bruenger purchase agreement calls for contingent consideration in the form of an earnout capped at $3.0 million. The former owners of Bruenger are entitled to receive a payment equal to the amount by which Bruenger’s annual operating income, as defined in the purchase agreement, exceeds $1.1 million for the six months ending December 31, 2011 and $2.1 million for the years ending December 31, 2012, 2013 and 2014. Approximately $2.6 million has been included in TL goodwill related to the earnout.

On August 1, 2011, the Company acquired all the outstanding stock of James Brooks Company, Inc. and C.A.L, Transport, Inc. (collectively, James Brooks), for the purpose of expanding its market presence in the TL segment. Total consideration paid was $7.6 million. The acquisition price was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 6. The Company incurred $0.1 million of transaction expenses related to this acquisition.

On August 31, 2011, the Company acquired all the outstanding stock of Prime Logistics Corporation (Prime) for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $96.8 million after a working capital adjustment. The acquisition price was financed with $3.0 million of the Company’s stock and the remainder was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 6. The Company incurred $0.5 million of transaction expenses related to this acquisition.

The following is a summary of the allocation of the purchase price paid to the fair value of the net assets for our acquisitions since January 1, 2009 (in thousands):

					Morgan
					Southern	Bruenger	James Brooks	Prime Distribution
	Mesca	GNTS	Bullet	Alpha	(Preliminary)	(Preliminary)	(Preliminary)	(Preliminary)
Accounts receivable	$1,895	$706	$3,940	$519	$4,854	$1,948	$777	$8,149
Other current assets	69	—	—	8	842	718	36	496
Property and equipment	170	—	170	25	1,041	11,234	319	3,996
Goodwill	8,986	1,643	26,068	1,869	15,019	4,182	7,334	90,924
Customer relationship intangible assets	246	—	800	—	500	—	—	9,400
Other noncurrent assets	1	1	46	—	356	300	161	100
Accounts payable and other liabilities	(4,010)	(819)	(3,819)	(511)	(3,256)	(7,772)	(1,065)	(16,303)

Total	$7,357	$1,531	$27,205	$1,910	$19,356	$10,610	$7,562	$96,762

The goodwill for each acquisition is a result of acquiring and retaining their existing workforces and expected synergies from integrating their operations into the Company. The goodwill from the Mesca and Alpha acquisitions will be deductible for tax purposes while the remaining goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary for the indicated Companies with respect to deferred taxes, certain accruals for liabilities, and goodwill as final information was not available as of December 31, 2011. The changes from the previous recorded opening balances relate primarily to fair value measurement changes in customer relationship intangible assets and changes in acquired deferred tax assets and liabilities.

On an unaudited pro forma basis, assuming the Bullet acquisition had closed on January 1, 2009, Bullet would have contributed revenues to the Company of $48.0 million for the period ended December 10, 2009. The impact of Bullet to the Company’s net income during these periods would not have been material. Morgan Southern contributed to the Company $63.3 million of revenues and $2 million of net income since the acquisition on February 4, 2011. On an unaudited pro forma basis, assuming the Morgan Southern acquisition had closed January 1, 2010, Morgan Southern would have contributed revenue to the Company of $58.0 million for the year ended December 31, 2010, and $4.7 million for the period from January 1, 2011 to February 3, 2011. The impact of Morgan Southern to the Company’s net income would not be material. Prime contributed to the Company $29.9 million of revenues and $1.4 million of net income since the acquisition on August 31, 2011. On an unaudited pro forma basis, assuming the Prime acquisition had closed January 1, 2010, Prime would have contributed revenue to the Company of $67.5 million for the year ended December 31, 2010, and $50.5 million for the period from January 1, 2011 to August 30, 2011 and this would have positively impacted net income by $2.0 million and $3.0 million during those same periods. The Company’s results of operations were not materially impacted by the acquisitions of MESCA, GNTS, Alpha, Bruenger or James Brooks, individually or in aggregate. The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

3. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Land and improvements	$232	$47
Building and leasehold improvements	4,363	2,439
Furniture and fixtures	9,363	5,742
Equipment	27,792	8,031

Gross property and equipment	41,750	16,259
Less: Accumulated depreciation	(13,303)	(9,365)

Property and equipment, net	$28,447	$6,894

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $4.2 million, $2.5 million and $2.5 million, respectively.

Capital Leases

The Company has a building and certain equipment classified as capital leases. The recorded value of the building and the equipment is included in property and equipment, net as of December 31 as follows (in thousands):

	September 30,	September 30,
	2011	2010
Building and equipment	$2,241	$2,099
Less: Accumulated amortization	(942)	(620)

Total	$1,299	$1,479

The following is a schedule of future minimum lease payments under the capital leases with the present value of the net minimum lease payments as of December 31, 2011 (in thousands):

September 30,
Amount
Year Ending:
2012	$460
2013	293
2014	283
2015	285
2016	293
Thereafter	1,096

Total minimum lease payments	2,710
Less: amount representing interest	(1,345)

Present value of net minimum lease payments(1)	$1,365

(1)	Reflected in the consolidated balance sheets as current other liabilities and other long-term liabilities of $0.3 million and $1.1 million, respectively.

4. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company completes an impairment test of goodwill annually. This impairment test did not result in any impairment losses. There is no goodwill impairment for any of the periods presented in our financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following is a rollforward of goodwill from December 31, 2009 to December 31, 2011 by reportable segment (in thousands):

	September 30,	September 30,	September 30,	September 30,
	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2009	$185,058	$25,776	$33,837	$244,671
Acquisition of Alpha	—	—	1,869	1,869
Adjustment to the Bullet acquisition	348	—	—	348

Goodwill balance as of December 31, 2010	185,406	25,776	35,706	246,888
Acquisition of Morgan Southern	—	15,019	—	15,019
Acquisition of Bruenger	—	4,182	—	4,182
Acquisition of James Brooks	—	7,334	—	7,334
Acquisition of Prime	—	90,924	—	90,924

Goodwill balance as of December 31, 2011	$185,406	$143,235	$35,706	$364,347

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets at December 31, 2011 and 2010 are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
TL	$11,700	$2,005	$9,695	$1,800	$1,530	$270
LTL	800	320	480	800	160	640
TMS	546	340	206	546	232	314

Total customer relationships	$13,046	$2,665	$10,381	$3,146	$1,922	$1,224

The customer relationships intangible assets are amortized over their five-year to ten-year useful lives. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $0.7 million, $0.6 million and $0.4 million respectively. Estimated amortization expense for each of the next five years based on the intangible assets at December 31, 2011, is as follows (in thousands):

September 30,
Amount
2012	$1,557
2013	1,508
2014	1,485
2015	1,288
2016	1,196
Therafter	3,347

Total	$10,381

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

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents information, as of December 31, 2011 and 2010, about the Company’s financial liabilities, the contingent purchase price related to acquisitions that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

	September 30,	September 30,	September 30,
	December 31, 2010
	Level 1	Level 2	Level 3
Contingent purchase price related to acquisitions	$—	$—	$2,977

Total liabilities at fair value	$—	$—	$2,977

	September 30,	September 30,	September 30,
	December 31, 2011
	Level 1	Level 2	Level 3
Contingent purchase price related to acquisitions	$—	$—	$3,015

Total liabilities at fair value	$—	$—	$3,015

In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance year ended December 31, 2011 (in thousands):

September 30,
Balance as of December 31, 2009	$2,705
Adjustment to contingent purchase obligation	272

Balance as of December 31, 2010	2,977
Acquisition of Bruenger	2,581
Payment of contingent purchase obligations for TMS	(3,212)
Adjustment to contingent purchase obligation	669

Balance as of December 31, 2011	$3,015

6. Long-Term Debt and Interest Rate Caps

Long-Term Debt

Long-term debt consisted of the following at December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Senior debt:
Revolving credit facility	$—	$20,500
Term loans	136,500	—

Total debt	136,500	20,500
Less: Current maturities	(14,000)	—

Total long-term debt, net of current maturities	$122,500	$20,500

In connection with the Company’s initial public offering (IPO), the Company entered into a credit agreement on May 18, 2010 with U.S. Bank National Association (U.S. Bank). The credit agreement included a $55 million revolving credit facility. On May 31, 2011, in connection with the Company’s acquisition of Bruenger, the Company entered into an amended and restated credit agreement with U.S. Bank and the other lenders, which maintained the $55 million revolving credit facility and also included a $30.0 million term loan. On August 31, 2011, in connection with the Company’s acquisition of Prime, the Company entered into a second amended and restated credit agreement with U.S. Bank and other lenders, which increased the revolving credit facility to $100.0 million and the term loan to $140.0 million. The credit facility matures in 2016. Principal on the term loan is due in quarterly installments of $3.5 million per quarter until 2016. The second amended and restated credit agreement is collateralized by all assets of the Company and the revolving credit facility is subject to a borrowing base equal to 85% of the Company’s eligible receivables. The second amended and restated credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. As of December 31, 2011, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 3.0% to 4.5%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 3.5%. The revolving credit facility also provides for the issuance of up to $15.0 million in letters of credit. As of December 31, 2011, the Company had outstanding letters of credit totaling $6.8 million. Total availability under the revolving credit facility was $93.2 million as of December 31, 2011. At December 31, 2011, the average interest rate on the credit agreement was 4.3%.

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7. Stockholders’ Investment

Common Stock

On May 7, 2010, the Company effected a 149.314-for-one stock split of all outstanding shares of its Class A common stock, Class B common stock, Series B preferred stock and related warrants. The consolidated financial statements were retrospectively restated to reflect this stock split. In addition, in connection with the IPO all shares of common stock, Class A common stock, Class B common stock and Series B preferred stock were converted into a single class of new common stock. The Company’s preferred stock subject to mandatory redemption were not included in the stock split.

Common stock has voting rights — one vote for each share of common stock. Class A common stock had voting rights and Class B common stock did not have voting rights. All classes of common stock participate equally in earnings and dividends. All common stock is subject to a Shareholders’ Agreement which includes restrictions on transferability and “piggyback” registration rights. Such agreement provides that if, at any time after an initial public offering, the Company files a registration statement under the Securities Act of 1933, as amended, for any underwritten sale of shares of any of the Company’s equity securities, the stockholders may request that the Company include in such registration the shares of common stock held by them on the same terms and conditions as the securities otherwise being sold in such registration.

In addition to piggyback registration rights discussed above, certain of the Company’s stockholders have demand registration rights. In March 2007, the Company entered into a second amended and restated stockholders’ agreement, pursuant to which certain of the Company’s stockholders were granted Form S-3 registration rights. The second amended and restated stockholders’ agreement provides that, any time after the Company is eligible to register its common stock on a Form S-3 registration statement under the Securities Act, certain of the Company’s stockholders may request registration under the Securities Act of all or any portion of their shares of common stock. These stockholders are limited to a total of two of such registrations. In addition, if the Company proposes to file a registration statement under the Securities Act for any underwritten sale of shares of any of its securities, stockholders party to the second amended and restated stockholders’ agreement may request that the Company include in such registration the shares of common stock held by them on the same terms and conditions as the securities otherwise being sold in such registration.

The Shareholder’s Agreement defines certain circumstances, including a change in control, whereby all stockholders are obligated to sell their common stock on the same terms as Thayer Equity Investors V, L.P., the majority shareholder of the Company and an affiliate of HCI Equity Management L.P. (HCI).

Warrants to Acquire Common Stock

In connection with a business combination entered in 2007, the Company issued to existing Sargent Transportation Group, Inc. stockholders warrants to acquire 2,269,263 shares of Class A common stock at an exercise price of $13.39 per share. The warrants are exercisable at the option of the holder any time prior to March 13, 2017.

On December 11, 2009, in connection with financing of the Bullet acquisition, the Company issued warrants to acquire 1,746,971 shares of Class A common stock at an exercise price of $8.37 per share. The warrants are exercisable at the option of the holder any time prior to December 11, 2017. The $3.0 million fair value of the warrants at the date of issuance has been reflected as a component of additional paid-in capital in stockholders’ investment in the accompanying consolidated balance sheets. Certain holders exercised 268,765 and 554,328 warrants during the years ended December 31, 2010 and 2011, respectively.

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

8. Preferred Stock

Series A Redeemable Preferred Stock

In March 2007, the Company issued and had outstanding 5,000 shares of non-voting Series A Preferred Stock (Series A Preferred Stock), which are mandatorily redeemable by the Company at $1,000 per share, in cash, on November 30, 2012. The Series A Preferred Stock receives cash dividends annually on April 30 at an annual rate equal to $40 per share, and if such dividends are not paid when due, such annual dividend rate shall increase to $60 per share and continue to accrue without interest until such delinquent payments are made. At December 31, 2011 and December 31, 2010, $142,000 is recorded as a current liability, respectively. The holders of the Series A Preferred Stock are restricted from transferring such shares and the Company has a first refusal right and may elect to repurchase the shares prior to the mandatory November 30, 2012 redemption. Upon liquidation and certain transactions treated as liquidations, as defined in the Company’s Certificate of Incorporation, the Series A Preferred Stock has liquidation preferences over the Company’s common stock. The number of issued and outstanding shares of Series A Preferred Stock, the $1,000 per share repurchase price, and the annual cash dividends are all subject to equitable adjustment whenever there is a stock split, stock dividend, combination, recapitalization, reclassification or other similar event. As long as there is Series A Preferred Stock outstanding, no dividends may be declared or paid on common stock of the Company.

9. Stock-Based Compensation

In 2010, the Company adopted its 2010 Incentive Compensation Plan (the “2010 Plan”), which allows for the issuance of 2,500,000 shares of common stock. The 2010 Plan provides for the grant of stock options, restricted stock units and other awards to our employees and directors.

During 2011, the Company granted 78,787 restricted stock units that vest ratably over a four year service period. Compensation expense for restricted stock units is based on fair market value at the grant date. Restricted stock units are amortized on a straight-line basis over the vesting period. As of December 31, 2011, there were approximately 75,922 restricted stock units outstanding, of which none were vested.

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

GTS previously maintained a Key Employee Equity Plan (“GTS Plan”), which permitted the grant of stock options to employees and directors. Stock options under the GTS Plan were granted with an exercise price equal to or in excess of the fair value of the GTS’ stock on the date of grant. Such options vest ratably over a two or four year service period and are exercisable ten years from the date of grant, but only to the extent vested as specified in each option agreement. In connection with the Company’s merger with GTS effective upon the IPO, all options granted pursuant to the GTS Plan outstanding at the effective time of the merger became options to purchase shares of the Company’s common stock.

No options were granted by GTS or by the Company in 2011. Stock-based compensation expense was $0.5 million, $0.5 million, and $0.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. The related estimated income tax benefit recognized in the accompanying consolidated statements of operations, net of estimated forfeitures, was $0.2 million, $0.2 million and $0.4 million, respectively.

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company uses the Black-Scholes valuation model to value the grants. Prior to the Company’s IPO, one input in the Black Scholes model, fair value of grant date stock price, was determined using a discounted cash flow method because the Company’s stock was privately held at the time the options were granted; thus, it was not practical to determine the Company’s share price volatility. Accordingly, the Company used the historical share price volatility of publicly traded companies within the transportation and logistics sector as a surrogate for the expected volatility of the Company’s stock. The Company currently plans to retain any earnings to finance the growth of its business rather than to pay cash dividends. As such, a zero dividend yield has been assumed in the Company’s Black-Scholes valuation model. The expected life of the options represents the expected time that the options granted will remain outstanding. The risk-free rate used to calculate each option valuation is based on the U.S. Treasury rate at the time of option grants for a note with similar lifespan. The specific assumptions used to determine the weighted average fair value of stock options granted were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Risk free interest rate	—	—	2.6% – 3.1%
Dividend yield	—	—	—
Expected volatility	—	—	36.5% – 42.2%
Expected life (years)	—	—	6
Weighted average fair value of stock options granted	—	—	$1.64

A summary of the option activity under the equity plans for the year ended December 31, 2011, 2010 and 2009, respectively, is as follows:

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2008	1,906,518	$10.84	7.6	$—

Granted	159,767	12.36
Exercised	—	—
Forfeited	(7,466)	6.70

Outstanding at December 31, 2009	2,058,819	$10.98	6.8	$—

Granted	—	—
Exercised	(90,834)	7.08
Forfeited	(24,500)	10.57

Outstanding at December 31, 2010	1,943,485	$11.16	5.8	$6,414

Granted	—	—
Exercised	(114,634)	7.34
Forfeited	(17,315)	9.89

Outstanding at December 31, 2011	1,811,536	$11.41	4.8	$4,927

There were 1,684,140, 1,638,623, and 1,345,394 options exercisable at December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, for exercisable options, the weighted-average exercise price was $11.34, the weighted average remaining contractual term was 4.8 years and the estimated aggregate intrinsic value was $2.72 per share. All granted options are non-qualified options. The amount of options vested or expected to vest as of December 31, 2011 does not differ significantly from the amount outstanding.

As of December 31, 2011, there was $0.1 million of total unrecognized compensation cost related to non-vested options granted under the Equity Plan. This cost is expected to be recognized over a period extending four years from each grant date.

10. Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding during the period. Diluted earnings per share in 2009 did not assume this same exercise of stock options and conversion of warrants as they were deemed anti-dilutive due to the net loss available to common stockholders. In 2010 and 2011, diluted earnings per share is calculated by dividing net income by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income (loss) available to common stockholders used in the computation of basic and diluted earnings per share.

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Basic weighted average stock outstanding	30,432	25,779	17,656
Effect of dilutive securities:
Employee stock options	396	453	—
Restricted stock units	28	—	—
Warrants	689	545	—

Dilutive weighted average stock outstanding	31,545	26,777	17,656

The Company had additional stock options and warrants outstanding of 308,698, 3,122,836 and 4,869,807 as of December 31, 2011, 2010 and 2009, respectively. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive.

11. Income Taxes

The components of the Company’s provision for income taxes were as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$(61)
Foreign, state and local	1,438	331	478
Deferred:
Federal	13,640	1,859	32
Foreign, state and local	851	(82)	(112)

Provision for income taxes	$15,929	$2,108	$337

The Company’s income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliations (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Statutory federal rate	$14,641	$1,938	$108
Meals and entertainment	129	114	78
State income taxes — net of federal benefit	1,344	195	185
Tax credit	(109)	(85)	(195)
Canadian income taxes	(40)	50	2
Preferred dividend	70	68	68
Other	(106)	(172)	91

Total	$15,929	$337	$(1,139)

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax rate effects of temporary differences that give rise to significant elements of deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows (in thousands):

	September 30,	September 30,
	2011	2010
Current deferred income tax assets:
Net operating losses	$7,130	$5,100
Accounts receivable	849	605
Accounts payable and accrued expenses	1,493	662

Total	$9,472	$6,367

Noncurrent deferred income tax assets (liabilities):
Net operating losses	$645	$10,513
Goodwill	(23,054)	(15,758)
PP&E	(7,441)	—
Deferred Compensation	1,193	551
Other, net	2,491	—

Total	$(26,166)	$(4,694)

The net noncurrent deferred income tax liability of $26.2 million and $4.7 million is classified in the consolidated balance sheets as a component of other long-term liabilities at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had $19.4 million of gross federal net operating losses which are available to reduce federal income taxes in future years and expire in the years 2025 through 2030.

There were no unrecognized tax benefits recorded as of December 31, 2011 and 2010. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. No income tax related interest or penalties were included in accrued income taxes as of December 31, 2011 or 2010. The Company is subject to federal and state tax examinations for all tax years subsequent to December 31, 2006. Although the pre-2007 years are no longer subject to examinations by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period.

12. Commitments and Contingencies

Employee Benefit Plans

The Company sponsors defined contribution profit sharing plans for substantially all employees of the Company and its subsidiaries. The Company provides matching contributions on some of these plans. Total expense under these plans was $0.2 million, $0.2 million, and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Operating Leases

The Company leases terminals and office space under noncancelable operating leases expiring on various dates through 2020. The Company incurred rent expense from operating leases of $13.5 million, $9.3 million and $8.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2011 (in thousands):

September 30,
Year Ending	Amount
2012	$15,815
2013	13,766
2014	13,372
2015	13,160
2016	10,065
Thereafter	28,625

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Contingencies

In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of December 31, 2011 and 2010, the Company had reserves for estimated uninsured losses of $4.3 million and $2.6 million, respectively.

13. Related Party Transactions

Thayer | Hidden Creek Management, L.P. (THC Management), an affiliate of GTS’ largest stockholder, earned management fees of $0.2 million during 2009. Additionally, GTS paid THC Management $0.3 million in 2009 in conjunction with the acquisitions of GTS, Mesca and GNTS and related debt financing.

In 2010, the Company paid $3.5 million in aggregate to THC Management and EOS Management for the termination of the management agreement of GTS and the IPO of the Company and related debt refinancing.

On September 12, 2011, the Company amended its advisory agreement with HCI, formerly Thayer | Hidden Creek Management, L.P., to pay them a transaction fee for each acquisition and an annual advisory fee of $0.1 million. During 2011, the Company paid $0.7 million in aggregate to HCI for services performed in conjunction with acquisitions and debt financing.

As part of the 2007 acquisition of Big Rock Transportation, Inc., Midwest Carriers, Inc., Sargent Trucking, Inc., B&J Transportation, Inc., and Smith Truck Brokers, Inc. (collectively, Sargent), the Company was required to pay an earnout to the former Sargent owners. At December 31, 2011, $0.8 million was classified as a short-term liability and at December 31, 2010, $0.8 million was classified as a long-term liability related to the amounts earned in 2006 and 2007. The Company’s obligation to make further contingent payments to the former Sargent owners terminated as of December 31, 2009.

As part of the Bullet acquisition in 2009, the Company issued eight-year warrants exercisable for an aggregate of 268,765 shares of Class A common stock payable to the former Bullet owners. These warrants were exercised in July of 2010. Additionally, certain existing stockholders and their affiliates also received eight-year warrants exercisable for an aggregate of 1,388,620 shares of Class A common stock payable to existing stockholders and their affiliates. During 2011, certain stockholders exercised 554,328 of these warrants while 834,292 were still outstanding as of December 31, 2011.

14. Segment Reporting

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

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Revenues:
LTL	$466,823	$409,914	$316,119
TL	301,279	158,724	134,815
TMS	79,188	65,902	34,472
Eliminations	(3,663)	(2,522)	(2,084)

Total	$843,627	$632,018	$483,322

Operating Income:
LTL	$24,325	$21,661	$9,754
TL	20,040	6,459	4,338
TMS	7,601	5,284	1,758
Corporate	(5,831)	(3,635)	(2,110)

Total operating income	$46,135	$29,769	$13,740
Interest expense	4,335	8,154	13,426
Loss on early extinguishment of debt	—	15,916	—

Income before provision for income taxes	$41,800	$5,699	$314

Depreciation and Amortization:
LTL	$1,718	$1,676	$1,716
TL	2,572	744	656
TMS	688	694	595

Total	$4,978	$3,114	$2,967

Capital Expenditures:
LTL	$4,817	$1,323	$1,840
TL	4,296	987	406
TMS	992	190	46

Total	$10,105	$2,500	$2,292

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
Total Assets:
LTL	$397,372	$259,706	$245,508
TL	221,899	49,533	45,967
TMS	46,290	44,905	42,520
Corp.	—	—	—
Eliminations	(122,208)	(5,847)	(714)

Total	$543,353	$348,297	$348,297

15. Subsequent Event

The Company has evaluated subsequent events through the date of this report and determined that there were no material subsequent events that have occurred though that date.