Form 10-Q
period 2012-03-31
Roadrunner Transportation Systems, Inc.
filed 2012-05-10
CIK 1440024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 8, 2012, there were outstanding 30,823,989 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$905	$3,315
Accounts receivable, net of allowances of $1,517 and $1,461	109,375	102,358
Deferred income taxes	8,840	9,472
Prepaid expenses and other current assets	17,926	16,400

Total current assets	137,046	131,545

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $14,778 and $13,303	30,065	28,447

OTHER ASSETS:
Goodwill	370,460	364,347
Intangible assets, net	10,070	10,381
Other noncurrent assets	10,051	8,633

Total other assets	390,581	383,361

TOTAL ASSETS	$557,692	$543,353

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,000	$14,000
Accounts payable	51,772	50,245
Accrued expenses and other liabilities	21,257	19,480
Preferred stock subject to mandatory redemption	—	5,000

Total current liabilities	87,029	88,725

LONG-TERM DEBT	129,000	122,500
OTHER LONG-TERM LIABILITIES	36,619	36,175

Total liabilities	252,648	247,400

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 100,000 shares authorized; 30,817 and 30,707 shares issued and outstanding	308	307
Additional paid-in capital	267,634	266,475
Retained earnings	37,102	29,171

Total stockholders’ investment	305,044	295,953

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$557,692	$543,353

See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues	$236,574	$171,158

Operating expenses:
Purchased transportation costs	167,031	130,367
Personnel and related benefits	26,733	17,735
Other operating expenses	26,072	14,434
Depreciation and amortization	1,960	829
Acquisition transaction expenses	138	214

Total operating expenses	221,934	163,579

Operating income	14,640	7,579

Interest expense:
Interest on long-term debt	1,798	433
Dividends on preferred stock subject to mandatory redemption	49	50

Total interest expense	1,847	483

Income before provision for income taxes	12,793	7,096

Provision for income taxes	4,862	2,696

Net income available to common stockholders	$7,931	$4,400

Earnings per share available to common stockholders:
Basic	$0.26	$0.15

Diluted	$0.25	$0.14

Weighted average common stock outstanding:
Basic	30,742	30,167

Diluted	32,129	31,391

See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,931	$4,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,272	924
Gain on disposal of buildings and equipment	(160)	(9)
Share-based compensation	137	129
Provision for bad debts	218	225
Deferred tax provision	1,736	2,166
Changes in:
Accounts receivable	(6,906)	(6,572)
Prepaid expenses and other assets	(3,127)	(1,923)
Accounts payable	1,710	1,696
Accrued expenses and other liabilities	516	2,107

Net cash provided by operating activities	4,327	3,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(6,158)	(20,000)
Capital expenditures	(3,259)	(1,199)
Proceeds from sale of buildings and equipment	326	12

Net cash used in investing activities	(9,091)	(21,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	40,408	45,755
Payments under revolving credit facilities	(30,408)	(26,653)
Long-term debt payments	(3,500)	—
Debt issuance cost	(50)	—
Payments of contingent earnouts	—	(1,712)
Proceeds from issuance of common stock (net of issuance costs)	1,023	281
Redemption of mandatory redeemable preferred stock	(5,000)	—
Reduction of capital lease obligation	(119)	(100)

Net cash provided by financing activities	2,354	17,571

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,410)	(473)

CASH AND CASH EQUIVALENTS:
Beginning of period	3,315	996

End of period	$905	$523

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$1,798	$326
Cash paid for income taxes (net)	$229	$255

See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization, Nature of Business and Significant Accounting Policies

Nature of Business

Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments, less-than-truckload (“LTL”), truckload and logistics (“TL”) and transportation management solutions (“TMS”). Within its LTL business, the Company operates 20 LTL service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 24 TL service centers, four freight consolidation and inventory management centers, and 12 dispatch offices and is augmented by 70 independent brokerage agents. The Company operates its TMS business from three service centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Acquisitions

On February 4, 2011, the Company acquired all the outstanding stock of Morgan Southern, Inc. (“Morgan Southern”) for the purpose of expanding its current market presence and service offerings in the TL segment. Total consideration paid was $19.4 million after a working capital adjustment. The acquisition price was financed with borrowings under the Company’s credit facility discussed in Note 5. The Company incurred $0.3 million of transaction expenses related to this acquisition.

On May 31, 2011, the Company acquired all the outstanding stock of Bruenger Trucking Company (“Bruenger”) for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $10.6 million after a working capital adjustment. The acquisition price was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 5. The Company incurred $0.1 million of transaction expenses related to this acquisition.

The Bruenger purchase agreement calls for contingent consideration in the form of an earnout capped at $3.0 million. The former owners of Bruenger are entitled to receive a payment equal to the amount by which Bruenger’s annual operating income, as defined in the purchase agreement, exceeded $1.1 million for the six months ended December 31, 2011 and $2.1 million for the years ending December 31, 2012, 2013 and 2014. Approximately $2.6 million has been included in TL goodwill related to the earnout.

On August 1, 2011, the Company acquired all the outstanding stock of James Brooks Company, Inc. and C.A.L, Transport, Inc. (collectively, “James Brooks”) for the purpose of expanding its market presence in the TL segment. Total consideration paid was $7.6 million. The acquisition price was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 5. The Company incurred $0.1 million of transaction expenses related to this acquisition.

On August 31, 2011, the Company acquired all the outstanding stock of Prime Logistics Corporation (“Prime”) for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $96.8 million after a working capital adjustment. The acquisition price was financed with $3.0 million of the Company’s stock and the remainder was financed with borrowings under the Company’s second amended and restated credit facility discussed in Note 5. The Company incurred $0.5 million of transaction expenses related to this acquisition.

On February 24, 2012, the Company acquired all of the outstanding stock of Capital Transportation Logistics (“CTL”) for the purpose of expanding its current market presence in the TMS segment. Total consideration paid was $6.2 million. The acquisition price was financed with borrowings under the Company’s second amended and restated credit facility discussed in Note 5. The Company incurred $0.1 million of transaction expenses related to this acquisition.

The CTL purchase agreement calls for a contingent consideration in the form of an earnout capped at $0.8 million. The former owners of CTL are entitled to receive a payment equal to the amount by which CTL’s annual operating income, as defined in the purchase agreement, exceeds $2.0 million for the 10 months ending December 31, 2012 and $2.4 million for the year ending December 31, 2013.

The following is a summary of the allocation of the purchase price paid to the fair value of the net assets for our acquisitions (in thousands):

	Morgan Southern	Bruenger (Preliminary)	James Brooks (Preliminary)	Prime (Preliminary)	CTL (Preliminary)
Accounts receivable	$4,854	$1,948	$777	$8,149	$775
Other current assets	842	718	36	496	19
Property and equipment	1,041	11,234	319	3,996	95
Goodwill	15,019	4,182	7,334	90,924	6,113
Customer relationship intangible assets	500	—	—	9,400	80
Other noncurrent assets	356	300	161	100	1
Accounts payable and other liabilities	(3,256)	(7,772)	(1,065)	(16,303)	(925)

Total	$19,356	$10,610	$7,562	$96,762	$6,158

The goodwill for each acquisition is a result of acquiring and retaining their existing workforces and expected synergies from integrating their operations into the Company. Purchase accounting is considered preliminary for Bruenger, James Brooks, and Prime with respect to deferred taxes and the resulting goodwill as final information was not available as of March 31, 2012. Due to the limited amount of time since the acquisition of CTL, the initial purchase price allocation is preliminary as of March 31, 2012.

On an unaudited pro forma basis, assuming the Morgan Southern acquisition had closed January 1, 2011, Morgan Southern would have contributed revenue to the Company of $4.7 million for the period from January 1, 2011 to February 3, 2011. The impact of Morgan Southern to the Company’s net income for that period would not have been material. On an unaudited pro forma basis, assuming the Prime acquisition had closed January 1, 2011, Prime would have contributed revenue to the Company of $18.9 million for the three months ended March 31, 2011. The impact of Prime to the Company’s net income for that same period would not have been material. The Company’s results of operations were not materially impacted by the acquisitions of CTL, Bruenger, or James Brooks, individually or in aggregate. The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates.

3. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company completes an impairment test of goodwill annually as of July 1. The 2011 impairment test did not result in any impairment losses. There is no goodwill impairment for any of the periods presented in our financial statements.

The following is a rollforward of goodwill from December 31, 2011 to March 31, 2012 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2011	$185,406	$143,235	$35,706	$364,347
Acquisition of Capital Transportation Logistics	—	—	6,113	6,113

Goodwill balance as of March 31, 2012	$185,406	$143,235	$41,819	$370,460

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships—TL	$11,700	$2,327	$9,373	$11,700	$2,005	$9,695
Customer relationships—LTL	800	360	440	800	320	480
Customer Relationships—TMS	626	369	257	546	340	206

Total Customer Relationships	$13,126	$3,056	$10,070	$13,046	$2,665	$10,381

The customer relationships intangible assets are amortized over their estimated five-year to ten-year useful lives.

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

The following table presents information, as of March 31, 2012 and December 31, 2011, about the Company’s financial liabilities. The long-term debt, including amounts due within one year, is equal to the fair value, which is estimated using discounted cash flows and other observable market inputs. Contingent purchase price related to acquisitions are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Long-term debt, including current maturities	$—	$143,000	$—	$143,000
Contingent purchase price related to acquisitions	—	—	3,480	3,480

Total liabilities at fair value	$—	$143,000	$3,480	$146,480

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Long-term debt, including current maturities	$—	$136,500	$—	$136,500
Contingent purchase price related to acquisitions	—	—	3,015	3,015

Total liabilities at fair value	$—	$136,500	$3,015	$139,515

In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three months ended March 31, 2012 (in thousands):

Balance as of December 31, 2011	$3,015
Acquisition of Capital Tranportation Logistics	694
Payment of contingent purchase obligation	(284)
Adjustment to contingent purchase obligation	55

Balance as of March 31, 2012	$3,480

5. Long-Term Debt

Long-term debt totaled $129.0 million and $122.5 million as of March 31, 2012 and December 31, 2011, respectively. In connection with the Company’s initial public offering (“IPO”), the Company entered into a credit agreement on May 18, 2010 with U.S. Bank National Association (“U.S. Bank”). The credit agreement included a $55.0 million revolving credit facility. On May 31, 2011, in connection with the Company’s acquisition of Bruenger, the Company entered into an amended and restated credit agreement with U.S. Bank and the other lenders, which maintained the $55.0 million revolving credit facility and also included a $30.0 million term loan. On August 31, 2011, in connection with the Company’s acquisition of Prime, the Company entered into a second amended and restated credit agreement with U.S. Bank and other lenders, which increased the revolving credit facility to $100.0 million and the term loan to $140.0 million. The credit facility matures in 2016. Principal on the term loan is due in quarterly installments of $3.5 million per quarter until 2016. The second amended and restated credit agreement is collateralized by all assets of the Company and the revolving credit facility is subject to a borrowing base equal to 85% of the Company’s eligible receivables. The second amended and restated credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. As of March 31, 2012, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 3.0% to 4.5%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 3.5%. The revolving credit facility also provides for the issuance of up to $15.0 million in letters of credit. As of March 31, 2012, the Company had outstanding letters of credit totaling $6.2 million. Total availability under the revolving credit facility was $83.8 million as of March 31, 2012. At March 31, 2012, the average interest rate on the credit agreement was 4.5%.

6. Stockholders’ Investment

Changes in stockholders’ investment consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Beginning balance	$295,953	$265,689
Net income	7,931	4,400
Other changes	1,160	410

Ending balance	$305,044	$270,499

7. Preferred Stock

Series A Redeemable Preferred Stock

In March 2007, the Company issued and had outstanding 5,000 shares of non-voting Series A Preferred Stock (Series A Preferred Stock), which are mandatorily redeemable by the Company at $1,000 per share, in cash, on November 30, 2012. The Series A Preferred Stock receives cash dividends annually on April 30 at an annual rate equal to $40 per share, and if such dividends are not paid when due, such annual dividend rate shall increase to $60 per share and continue to accrue without interest until such delinquent payments are made. At December 31, 2011, $142,000 was recorded as a current liability. In March 2012, the Company repurchased the 5,000 shares of Series A Preferred Stock and paid the corresponding dividends through the date of the repurchase. Accordingly, no liability is recorded at March 31, 2012.

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period. At March 31, 2012 and 2011, diluted earnings per share is calculated by dividing net income by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.

The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	Three Months Ended March 31,
	2012	2011
Basic weighted average stock outstanding	30,742	30,167
Effect of dilutive securities
Employee stock options	453	504
Restricted stock units	41	—
Warrants	893	720

Dilutive weighted average stock outstanding	32,129	31,391

The Company had additional stock options and warrants outstanding of 308,698 as of March 31, 2012 and 2011, respectively. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive.

9. Income Taxes

The effective income tax rate was 38.0% for the three months ended March 31, 2012 and 2011, respectively. In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, Canadian income taxes, and adjustments for permanent differences.

10. Commitments and Contingencies

In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of March 31, 2012 and December 31, 2011, the Company had reserves for estimated uninsured losses of $4.1 million and $4.3 million, respectively.

11. Related Party Transactions

On September 12, 2011, the Company amended its advisory agreement with HCI Equity Management L.P. (“HCI”), formerly Thayer | Hidden Creek Management, L.P., to pay a transaction fee for each acquisition and an annual advisory fee of $0.1 million. During 2011, the Company paid $0.7 million in aggregate to HCI for services performed in conjunction with acquisitions and debt financing.

As part of the 2007 acquisition of Big Rock Transportation, Inc., Midwest Carriers, Inc., Sargent Trucking, Inc., B&J Transportation, Inc., and Smith Truck Brokers, Inc. (collectively, “Sargent”), the Company was required to pay an earnout to the former Sargent owners. At March 31, 2012 and December 31, 2011, respectively, $0.8 million was classified as a short-term liability related to the amounts earned in 2006 and 2007. The Company’s obligation to make further contingent payments to the former Sargent owners terminated as of December 31, 2009.

As part of the Bullet acquisition in 2009, the Company issued eight-year warrants to certain existing stockholders and their affiliates also received eight-year warrants exercisable for an aggregate of 1,388,620 shares of Class A common stock payable to existing stockholders and their affiliates. During 2011, certain stockholders exercised 554,328 of these warrants and 834,292 warrants were still outstanding as of March 31, 2012.

12. Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also reportable segments: LTL, TL and TMS.

These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries and stock-based compensation expense.

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
LTL	$118,953	$100,654
TL	98,027	54,576
TMS	20,680	16,515
Eliminations	(1,086)	(587)

Total	$236,574	$171,158

Operating Income:
LTL	$8,450	$4,879
TL	5,662	2,493
TMS	2,212	1,319
Corporate	(1,684)	(1,112)

Total operating income	$14,640	$7,579

Interest expense	1,847	483

Income before provision for income taxes	$12,793	$7,096

Depreciation and Amortization:
LTL	$515	$401
TL	1,259	251
TMS	186	177

Total	$1,960	$829

Capital Expenditures:
LTL	$2,587	$900
TL	644	267
TMS	28	32

Total	$3,259	$1,199

	March 31, 2012	December 31, 2011
Assets:
LTL	$410,400	$397,372
TL	223,770	221,899
TMS	53,386	46,290
Eliminations	(129,864)	(122,208)

	$557,692	$543,353

13. Subsequent Event

On April 19, 2012, the Company acquired all of the outstanding stock of Grundman Holdings, Inc., which wholly owned both D&E Transport, Inc. and D&E Leasing, Inc. (collectively, “D&E Transport”), an asset-light flatbed carrier focused primarily on food and agricultural products for approximately $11.2 million plus an earnout. The acquisition was financed with borrowings under the Company’s second amended and restated credit facility discussed in Note 5.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in our Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in the section Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our results for the year ended December 31, 2011, set forth in our Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Overview

We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including customized and expedited LTL, TL, TMS, intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, and domestic and international air. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.

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

Truckload and Logistics. Within our TL business, we arrange the pickup, delivery, and inventory management of TL freight through our network of 24 TL service centers, four freight consolidation and inventory management centers, 12 company dispatch offices, and 70 independent brokerage agents primarily located throughout the eastern United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.

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

We incur costs that are directly related to the transportation of freight, including purchased transportation costs and commissions paid to our agents. We also incur indirect costs associated with the transportation of freight that include other operating costs, such as insurance and claims. In addition, we incur personnel–related costs and other operating expenses, collectively discussed herein as other operating expenses, essential to administering our operations. We continually monitor all components of our cost structure and establish annual budgets, which are generally used to benchmark costs incurred on a monthly basis.

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

The pricing environment in the transportation industry also impacts our operating performance. Our LTL pricing is typically measured by billed revenue per hundredweight, often referred to as “yield.” Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency and consistency, length of haul, freight density, and customer and geographic mix. Pricing within our TL business generally has fewer influential factors than pricing within our LTL business, but is also typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix. Since we offer both LTL and TL shipping as part of our TMS offering, pricing within our TMS segment is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector.

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

Recent Acquisitions

In February 2012, we acquired all of the outstanding stock of Capital Transportation Logistics (“CTL”) for the purpose of expanding our presence within the TMS segment. Headquartered in New Hampshire, CTL primarily provides transportation management solutions on less-than-truckload freight, in addition to truckload brokerage and freight bill audit and payment services. See acquisition footnote 2 within the notes to our unaudited condensed consolidated financial statements included in this report.

On April 19, 2012, the Company acquired all of the outstanding stock of Grundman Holdings, Inc., which wholly owned both D&E Transport, Inc. and D&E Leasing, Inc. (collectively, “D&E Transport”) for the purpose of expanding our presence within the TL segment. Headquartered in Minnesota, D&E Tranport is an asset-light flatbed carrier focused primarily on food and agricultural products. See subsequent event footnote 13 within our notes to our unaudited condensed consolidated financial statements included in this report.

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

	Three Months Ended March 31,
	2012		2011
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues
Revenues:
LTL	$118,953	50.3%	$100,654	58.8%
TL	98,027	41.4%	54,576	31.9%
TMS	20,680	8.7%	16,515	9.6%
Eliminations	(1,086)	(0.5%)	(587)	(0.3%)

Total	236,574	100.0%	171,158	100.0%

Purchased transportation costs:
LTL	88,264	74.2%	75,133	74.6%
TL	64,897	66.2%	43,760	80.2%
TMS	14,956	72.3%	12,061	73.0%
Eliminations	(1,086)	100.0%	(587)	100.0%

Total	167,031	70.6%	130,367	76.2%

Net revenues (1):
LTL	30,689	25.8%	25,521	25.4%
TL	33,130	33.8%	10,816	19.8%
TMS	5,724	27.7%	4,454	27.0%

Total	69,543	29.4%	40,791	23.8%

Other operating expenses (2):
LTL	21,724	18.3%	20,241	20.1%
TL	26,209	26.7%	8,072	14.8%
TMS	3,326	16.1%	2,958	17.9%
Corporate	1,684	0.7%	1,112	0.6%

Total	52,943	22.4%	32,383	18.9%

Depreciation and amortization:
LTL	515	0.4%	401	0.4%
TL	1,259	1.3%	251	0.5%
TMS	186	0.9%	177	1.1%

Total	1,960	0.8%	829	0.5%

Operating income:
LTL	8,450	7.1%	4,879	4.8%
TL	5,662	5.8%	2,493	4.6%
TMS	2,212	10.7%	1,319	8.0%
Corporate	(1,684)	(0.7%)	(1,112)	(0.6%)

Total	14,640	6.2%	7,579	4.4%
Interest expense	1,847	0.8%	483	0.3%

Income before provision for income taxes	12,793	5.4%	7,096	4.1%
Provision for income taxes	4,862	2.1%	2,696	1.6%

Net income available to common stockholders	$7,931	3.4%	$4,400	1.9%

(1)	Reflects revenues less purchased transportation costs.
(2)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Consolidated revenues increased by $65.4 million, or 38.2%, to $236.6 million during the first quarter of 2012 from $171.2 million during the first quarter of 2011, more than half of which was attributable to the impact of recent TL acquisitions.

LTL revenues increased by $18.3 million, or 18.2%, to $119.0 million during the first quarter of 2012 from $100.7 million during the first quarter of 2011. This reflects quarter-over-quarter LTL tonnage growth of 11.0%, driven by new customer growth, expansion into new markets, and existing customer growth. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased during the quarter by 6.2%. This increase in revenue per hundredweight reflects increased fuel prices quarter-over-quarter and an increase in revenue per hundredweight excluding fuel of 3.9%, which resulted from our pricing initiatives and a continued change in freight mix associated with new business.

TL revenues increased by $43.4 million, or 79.6%, to $98.0 million during the first quarter of 2012 from $54.6 million during the first quarter of 2011. This growth was primarily driven by the acquisitions of Morgan Southern, Bruenger, and Prime, which collectively contributed over $39.8 million of the revenue increase. The remaining increase was driven by 6.7% organic growth resulting from increases in the number of loads as well as the continued expansion of our TL agent network.

TMS revenues increased by $4.2 million, or 25.2%, to $20.7 million during the first quarter of 2012 from $16.5 million during the first quarter of 2011. This growth was primarily driven by an increase in pricing and organic growth. The acquisition of CTL contributed revenues of $0.7 million during the first quarter of 2012.

Purchased Transportation Costs

Purchased transportation costs increased by $36.6 million, or 28.1%, to $167.0 million during the first quarter of 2012 from $130.4 million during the first quarter of 2011.

LTL purchased transportation costs increased by $13.2 million, or 17.5%, to $88.3 million during the first quarter of 2012 from $75.1 million during the first quarter of 2011, and decreased as a percentage of LTL revenues to 74.2% from 74.6%. This increase was primarily the result of rising fuel costs during the first quarter of 2012. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.24 during the first quarter of 2012 from $1.22 during the first quarter of 2011. This increase was mitigated by our yield improvement initiatives and linehaul cost reduction initiatives that included the utilization of our ICs on lanes most impacted by rising rates.

TL purchased transportation costs increased by $21.1 million, or 48.3%, to $64.9 million during the first quarter of 2012 from $43.8 million during the first quarter of 2011, primarily as a result of our 2011 TL acquisitions. TL purchased transportation costs as a percentage of TL revenues decreased to 66.2% during the first quarter of 2012 from 80.2% during the first quarter of 2011, primarily due to Morgan Southern and Bruenger drivers and leased and owned equipment expenses being included in other operating expenses. Our other TL businesses typically use ICs rather than employee drivers and do not lease or own equipment. Additionally, increases in market pricing and increased utilization of our TL agent network reduced the percentage of purchased transportation costs to TL revenues.

TMS purchased transportation costs increased by $2.9 million, or 24.0%, to $15.0 million during the first quarter of 2012 from $12.1 million during the first quarter of 2011. TMS purchased transportation costs as a percentage of TMS revenues decreased to 72.3% from 73.0%.

Other Operating Expenses

Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $20.5 million, or 63.5%, to $52.9 million during the first quarter of 2012 from $32.4 million during the first quarter of 2011.

Within our LTL business, other operating expenses increased by $1.5 million, or 7.3%, to $21.7 million during the first quarter of 2012 from $20.2 million during the first quarter of 2011, primarily as a result of increased insurance costs, increased dock labor costs associated with the 12.8% increase in shipment count, and expanded infrastructure costs to support new business initiatives. As a percentage of LTL revenues, this represented a decrease to 18.3% from 20.1%, primarily due to implementing operating initiatives to reduce the amount of labor cost per shipment.

Within our TL business, other operating expenses increased by $18.1 million to $26.2 million during the first quarter of 2012 from $8.1 million during the first quarter of 2011, primarily as a result of the acquisitions of Morgan Southern, Bruenger, and Prime. As a percentage of TL revenues, this represented an increase to 26.7% from 14.8%, primarily a result of Morgan Southern and Bruenger drivers and leased and owned equipment expenses being included in other operating expenses.

Within our TMS business, other operating expenses increased by $0.3 million, or 12.4%, to $3.3 million during the first quarter of 2012 from $3.0 million during the first quarter of 2011. TMS other operating expenses, as a percentage of TMS revenues, decreased to 16.1% during the first quarter of 2012 from 17.9% during the first quarter of 2011.

Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $1.7 million during the first quarter of 2012 from $1.1 million during the first quarter of 2011. This increase was primarily a result of $0.5 million of incremental public company costs and $0.1 million of additional acquisition expenses incurred during the first quarter of 2012.

Depreciation and Amortization

Depreciation and amortization was $2.0 million during the first quarter of 2012 and $0.8 million during the first quarter of 2011, reflecting increases in property, plant, and equipment primarily attributable to our acquisitions. Within our LTL business, depreciation and amortization was $0.5 million during the first quarter of 2012 and $0.4 during the first quarter of 2011. Depreciation and amortization within our TL business was $1.3 million during the first quarter of 2012 and $0.3 million during the first quarter of 2011. Within our TMS business, depreciation and amortization was $0.2 million during both the first quarter of 2012 and 2011.

Operating Income

Operating income increased by $7.0 million, or 93.2%, to $14.6 million during the first quarter of 2012 from $7.6 million during the first quarter of 2011, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 6.2% during the first quarter of 2012 from 4.4% during the first quarter of 2011.

Within our LTL business, operating income increased by $3.6 million, or 73.2%, to $8.5 million from $4.9 million, and increased as a percentage of LTL revenues to 7.1% from 4.8%, primarily as a result of the factors above.

Within our TL business, operating income increased by $3.2 million, or 127.1%, to $5.7 million from $2.5 million, and also increased as a percentage of TL revenues to 5.8% from 4.6%, primarily as a result of the factors above.

Within our TMS business, operating income increased by $0.9 million, or 67.7%, to $2.2 million from $1.3 million, and also increased as a percentage of TMS revenues to 10.7% from 8.0%, primarily as a result of the factors above.

Interest Expense

Interest expense increased by $1.3 million to $1.8 million during the first quarter of 2012 from $0.5 million during the first quarter of 2011, primarily attributable to the increase of our outstanding indebtedness resulting from the acquisitions of Morgan Southern, Bruenger, James Brooks, and Prime.

Income Tax

Income tax provision was $4.9 million during the first quarter of 2012 compared to $2.7 million during the first quarter of 2011. The effective tax rate was 38.0% during both the first quarter of 2012 and 2011. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.

Net Income Available to Common Stockholders

Net income available to common stockholders was $7.9 million during the first quarter of 2012 compared to $4.4 million during the first quarter of 2011.

Liquidity and Capital Resources

Historically, our primary sources of cash have been cash flows from operations, borrowings under our revolving credit facility, sale of securities, and equity contributions. Our primary cash needs are to fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of March 31, 2012, we had $0.9 million in cash and cash equivalents, $83.8 million of availability under our credit facility, and $49.1 million in net working capital. As we continue to execute on our acquisition strategy, additional financing may be necessary within the next 12 months.

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

Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 3.0% to 4.5% or (b) the Base Rate (as defined in our credit agreement), plus an applicable margin in the range of 2.5% to 3.5%.

Our credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of March 31, 2012, we were in compliance with all debt covenants.

Cash Flows

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$4,327	$3,143
Investing activities	(9,091)	(21,187)
Financing activities	2,354	17,571

Net change in cash and cash equivalents	$(2,410)	$(473)

Cash Flows from Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.

The difference between our $7.9 million net income and the $4.3 million cash provided by operating activities during the first quarter of 2012 was primarily attributable to a $6.9 million increase in our accounts receivable, a $3.1 million increase in prepaid expenses and other assets, partially offset by a $1.7 million increase in accounts payable, a $0.5 million increase in accrued expenses and other liabilities, and a variety of non-cash charges, including $1.7 million of deferred income taxes and $2.3 million of depreciation and amortization.

Cash Flows from Investing Activities

Cash used in investing activities was $9.1 million during the first quarter of 2012, which primarily reflects $6.2 million used for our acquisition of CTL and $3.2 million of capital expenditures used to support our operations offset by the proceeds from the sale of equipment of $0.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $2.4 million during the first quarter of 2012, which primarily reflects net borrowings of $6.5 million under our credit facility, proceeds from the issuance of common stock of $1.0 million, payments of $5.0 million for the mandatorily redeemable Series A Preferred Stock, and payments of $0.1 million for capital leases.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Application of the accounting policies described below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The following is a brief discussion of our critical accounting policies and estimates.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Form 10-K filed with the SEC on March 15, 2012 in analyzing an investment in our common stock. If any of such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.

In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document(1)

101.SCH*	XBRL Taxonomy Extension Schema Document(1)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Pursuant to Rule 406 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise not subject to liability under those sections.

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer (Principal Executive Officer), and Director

By:	/s/ Peter R. Armbruster
Peter R. Armbruster
Vice President – Finance, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: May 10, 2012