Form 10-Q
period 2012-06-30
Roadrunner Transportation Systems, Inc.
filed 2012-08-09
CIK 1440024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 7, 2012, there were outstanding 30,823,989 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,780	$3,315
Accounts receivable, net of allowances of $1,386 and $1,461, respectively	119,777	102,358
Deferred income taxes	9,472	9,472
Prepaid expenses and other current assets	19,168	16,400

Total current assets	150,197	131,545

Property and equipment, net of accumulated depreciation of $16,263 and $13,303, respectively	36,575	28,447
Other assets:
Goodwill	383,594	364,347
Intangible assets, net	10,777	10,381
Other noncurrent assets	11,337	8,633

Total other assets	405,708	383,361

Total assets	$592,480	$543,353

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$14,000	$14,000
Accounts payable	54,060	50,245
Accrued expenses and other liabilities	29,468	19,480
Preferred stock subject to mandatory redemption	—	5,000

Total current liabilities	97,528	88,725
Long-term debt, net of current maturities	140,440	122,500
Other long-term liabilities	38,988	36,175

Total liabilities	276,956	247,400

Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 30,824 and 30,707 shares issued and outstanding	308	307
Additional paid-in capital	267,914	266,475
Retained earnings	47,302	29,171

Total stockholders’ investment	315,524	295,953

Total liabilities and stockholders’ investment	$592,480	$543,353

See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$262,546	$208,271	$499,119	$379,429
Operating expenses:
Purchased transportation costs	185,875	156,398	352,905	286,765
Personnel and related benefits	28,963	20,323	55,696	38,058
Other operating expenses	26,940	17,904	53,012	32,338
Depreciation and amortization	2,125	1,053	4,085	1,882
Acquisition transaction expenses	70	106	208	320

Total operating expenses	243,973	195,784	465,906	359,363

Operating income	18,573	12,487	33,213	20,066
Interest expense:
Interest on long-term debt	2,071	451	3,869	884
Dividends on preferred stock subject to mandatory redemption	—	50	49	100

Total interest expense	2,071	501	3,918	984

Income before provision for income taxes	16,502	11,986	29,295	19,082
Provision for income taxes	6,302	4,555	11,164	7,251

Net income available to common stockholders	$10,200	$7,431	$18,131	$11,831

Earnings per share available to common stockholders:
Basic	$0.33	$0.25	$0.59	$0.39

Diluted	$0.32	$0.24	$0.56	$0.38

Weighted average common stock outstanding:
Basic	30,821	30,285	30,782	30,227

Diluted	32,186	31,522	32,182	31,457

See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$18,131	$11,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,718	2,062
Gain on disposal of buildings and equipment	(248)	(54)
Share-based compensation	319	276
Provision for bad debts	389	620
Deferred tax provision	644	6,104
Changes in:
Accounts receivable	(13,224)	(15,765)
Prepaid expenses and other assets	(5,180)	(1,328)
Accounts payable	2,859	6,970
Accrued expenses and other liabilities	3,954	(657)

Net cash provided by operating activities	12,362	10,059

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(21,467)	(29,333)
Capital expenditures	(6,812)	(2,298)
Proceeds from sale of buildings and equipment	578	90

Net cash used in investing activities	(27,701)	(31,541)

Cash flows from financing activities:
Borrowings under revolving credit facilities	95,948	73,630
Payments under revolving credit facilities	(71,008)	(80,130)
Long-term debt borrowings	—	30,000
Long-term debt payments	(7,000)	—
Debt issuance cost	(127)	(407)
Payments of contingent earnouts	—	(1,712)
Proceeds from issuance of common stock, net of issuance costs	1,121	725
Redemption of mandatory redeemable preferred stock	(5,000)	—
Reduction of capital lease obligation	(130)	(203)

Net cash provided by financing activities	13,804	21,903

Net (decrease) increase in cash and cash equivalents	(1,535)	421

Cash and cash equivalents:
Beginning of period	3,315	996

End of period	$1,780	$1,417

Supplemental cash flow information:
Cash paid for interest	$3,802	$794
Cash paid for income taxes, net	$377	$563

See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization, Nature of Business and Significant Accounting Policies

Nature of Business

Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments: less-than-truckload (“LTL”), truckload and logistics (“TL”) and transportation management solutions (“TMS”). Within its LTL business, the Company operates 22 LTL service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 25 TL service centers, four freight consolidation and inventory management centers and 16 dispatch offices, and is augmented by 74 independent brokerage agents. The Company operates its TMS business from three service centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In our opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also its reportable segments: LTL, TL and TMS.

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

On May 31, 2011, the Company acquired all of the outstanding stock of Bruenger Trucking Company (“Bruenger”) for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $10.6 million after a working capital adjustment. The acquisition was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 5. The Company incurred $0.1 million of transaction expenses related to this acquisition.

The Bruenger purchase agreement calls for contingent consideration in the form of an earnout capped at $3.0 million. The former owners of Bruenger are entitled to receive a payment equal to the amount by which Bruenger’s annual operating income, as defined in the purchase agreement, exceeds $1.1 million for the six months ended December 31, 2011 and $2.1 million for the years ending December 31, 2012, 2013 and 2014. Approximately $2.6 million has been included in TL goodwill related to this earnout.

On August 1, 2011, the Company acquired all of the outstanding stock of James Brooks Company, Inc. and C.A.L, Transport, Inc. (collectively, “James Brooks”) for the purpose of expanding its market presence in the TL segment. Total consideration paid was $7.6 million. The acquisition was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 5. The Company incurred $0.1 million of transaction expenses related to this acquisition.

On August 31, 2011, the Company acquired all of the outstanding stock of Prime Logistics Corporation (“Prime”) for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $96.8 million after a working capital adjustment. The acquisition was financed with $3.0 million of the Company’s common stock and the remainder with borrowings under the Company’s second amended and restated credit facility discussed in Note 5. The Company incurred $0.5 million of transaction expenses related to this acquisition.

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

The CTL purchase agreement calls for a contingent consideration in the form of an earnout capped at $0.8 million. The former owners of CTL are entitled to receive a payment equal to the amount by which CTL’s annual operating income, as defined in the purchase agreement, exceeds $1.5 million for the ten months ending December 31, 2012 and $1.8 million for the year ending December 31, 2013. Approximately $0.7 million has been included in TMS goodwill related to this earnout.

On April 19, 2012, the Company acquired all of the outstanding stock of Grundman Holdings, Inc., which wholly owned both D&E Transport, Inc. and D&E Leasing, Inc. (collectively, “D&E”) for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $11.4 million. The acquisition was financed with borrowings under the Company’s second amended and restated credit facility discussed in Note 5.

The D&E purchase agreement calls for a contingent consideration in the form of an earnout capped at $2.1 million. The former owners of D&E are entitled to receive a payment equal to the amount by which D&E’s annual operating income, as defined in the purchase agreement, exceeds $1.3 million for the eight months ending December 31, 2012 and $2.0 million for the years ending December 31, 2013 and 2014. Approximately $1.0 million has been included in TL goodwill related to this earnout.

On June 4, 2012, the Company acquired all of the outstanding stock of CTW Transport (“CTW”) for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $7.6 million. The acquisition was financed with borrowings under the Company’s second amended and restated credit facility discussed in Note 5.

The CTW purchase agreement calls for a contingent consideration in the form of an earnout capped at $3.5 million. The former owners of CTW are entitled to receive a payment equal to the amount by which CTW’s annual operating income, as defined in the purchase agreement, exceeds $1.0 million for the six months ending December 31, 2012 and $2.0 million for the years ending December 31, 2013 and 2014. Approximately $2.6 million has been included in TL goodwill related to this earnout.

The Company incurred $0.1 million of transactions expenses related to the D&E and CTW acquisitions.

The following tables summarize the allocation of the purchase price paid to the fair value of the net assets for our acquisitions (in thousands):

2011 Acquisitions

	Morgan Southern	Bruenger	James Brooks (Preliminary)	Prime (Preliminary)
Accounts receivable	$4,854	$1,948	$777	$8,149
Other current assets	842	718	36	496
Property and equipment	1,041	11,234	319	3,996
Goodwill	15,019	4,182	7,334	90,924
Customer relationship intangible assets	500	—	—	9,400
Other noncurrent assets	356	300	161	100
Accounts payable and other liabilities	(3,256)	(7,772)	(1,065)	(16,303)

Total	$19,356	$10,610	$7,562	$96,762

2012 Acquisitions

	CTL (Preliminary)	D&E (Preliminary)	CTW (Preliminary)
Accounts receivable	$744	$1,882	$2,402
Other current assets	19	216	57
Property and equipment	95	4,023	828
Goodwill	6,145	5,989	7,113
Customer relationship intangible assets	80	800	300
Other noncurrent assets	1	387	—
Accounts payable and other liabilities	(926)	(1,941)	(3,102)

Total	$6,158	$11,356	$7,598

The goodwill for each acquisition is a result of acquiring and retaining their existing workforces and expected synergies from integrating their operations into the Company. Purchase accounting is considered preliminary for James Brooks, Prime, and CTL with respect to deferred taxes and the resulting goodwill as final information was not available as of June 30, 2012. Due to the limited amount of time since the acquisitions of D&E and CTW the initial purchase price allocation is preliminary as of June 30, 2012.

Morgan Southern contributed revenues to the Company of $17.2 million for the three months ended June 30, 2011 and $26.8 million for the period from February 4, 2011 to June 30, 2011. The net impact to the Company’s net income for those periods was not material. On an unaudited pro forma basis, assuming the Morgan Southern acquisition had closed January 1, 2010, Morgan Southern would have contributed revenue to the Company of $4.7 million for the period from January 1, 2011 to February 3, 2011. The impact of Morgan Southern to the Company’s net income for that period would not have been material. On an unaudited pro forma basis, assuming the Prime acquisition had closed January 1, 2010, Prime would have contributed revenue to the Company of $19.0 million and $37.9 million for the three and six months ended June 30, 2011, respectively, and this would have positively impacted net income by $1.2 million and $2.5 million during those same periods. The Company’s results of operations were not materially impacted by the acquisitions of CTW, D&E, CTL, Bruenger, or James Brooks, individually or in the aggregate. The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates.

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

The following is a rollforward of goodwill from December 31, 2011 to June 30, 2012 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2011	185,406	143,235	35,706	364,347
Acquisition of CTL	—	—	6,145	6,145
Acquisition of D&E	—	5,989	—	5,989
Acquisition of CTW	—	7,113	—	7,113

Goodwill balance as of June 30, 2012	185,406	156,337	41,851	383,594

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships - TL	$12,800	$2,649	$10,151	$11,700	$2,005	$9,695
Customer relationships - LTL	800	400	400	800	320	480
Customer relationships - TMS	626	400	226	546	340	206

Total customer relationships	$14,226	$3,449	$10,777	$13,046	$2,665	$10,381

The customer relationships intangible assets are amortized over their estimated five to ten-year useful lives. Amortization expense was $0.4 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. Estimated amortization expense for each of the next five years based on the intangible assets at June 30, 2012 is as follows (in thousands):

Amount
Remainder 2012	858
2013	1,676
2014	1,653
2015	1,456
2016	1,364
2017	1,229
Thereafter	2,541

Total	10,777

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

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The following table presents information, as of June 30, 2012 and December 31, 2011, about the Company’s financial liabilities. The carrying value of the Company’s long-term debt under the second amended and restated credit agreement approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. As a result, the Company categorized the long-term debt as Level 2 in the fair value hierarchy. Contingent purchase price related to acquisitions are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Long-term debt, including current maturities	$—	$154,440	$—	$154,440
Contingent purchase price related to acquisitions	—	—	7,210	7,210

Total liabilities at fair value	$—	$154,440	$7,210	$161,650

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Long-term debt, including current maturities	$—	$136,500	$—	$136,500
Contingent purchase price related to acquisitions	—	—	3,015	3,015

Total liabilities at fair value	$—	$136,500	$3,015	$139,515

In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and six months ended June 30, 2012 (in thousands):

Balance as of March 31, 2012	$3,480
Acquisition of D&E	1,036
Acquisition of CTW	2,632
Adjustment to contingent purchase obligation	62

Balance as of June 30, 2012	$7,210

Balance as of December 31, 2011	$3,015
Acquisition of CTL	694
Acquisition of D&E	1,036
Acquisition of CTW	2,632
Payment of contingent purchase obligation	(284)
Adjustment to contingent purchase obligation	117

Balance as of June 30, 2012	$7,210

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior Debt:
Revolving credit facility	$24,940	$—
Term loans	129,500	136,500

Total Debt	154,440	136,500
Less: Current Maturities	(14,000)	(14,000)

Total Long-term debt, net of current maturities	$140,440	$122,500

In connection with the Company’s initial public offering (“IPO”), the Company entered into a credit agreement on May 18, 2010 with U.S. Bank National Association (“U.S. Bank”). The credit agreement included a $55.0 million revolving credit facility. On May 31, 2011, in connection with the Company’s acquisition of Bruenger, the Company entered into an amended and restated credit agreement with U.S. Bank and other lenders, which maintained the $55.0 million revolving credit facility and also included a $30.0 million term loan. On August 31, 2011, in connection with the Company’s acquisition of Prime, the Company entered into a second amended and restated credit agreement with U.S. Bank and other lenders, which increased the revolving credit facility to $100.0 million and the term loan to $140.0 million. The credit facility matures on August 31, 2016. Principal on the term loan is due in quarterly installments of $3.5 million per quarter until 2016. The second amended and restated credit agreement is collateralized by all assets of the Company and the revolving credit facility is subject to a borrowing base equal to 85% of the Company’s eligible receivables. The second amended and restated credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. As of June 30, 2012, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 3.0% to 4.5%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.5% to 3.5%. The revolving credit facility also provides for the issuance of up to $15.0 million in letters of credit. As of June 30, 2012, the Company had outstanding letters of credit totaling $6.2 million. Total availability under the revolving credit facility was $68.9 million as of June 30, 2012. At June 30, 2012, the average interest rate on the credit agreement was 4.5%.

6. Stockholders’ Investment

Changes in stockholders’ investment consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$305,044	$270,499	$295,953	$265,689
Net income	10,200	7,431	18,131	11,831
Other changes	280	591	1,440	1,001

Ending balance	$315,524	$278,521	$315,524	$278,521

7. Preferred Stock

Series A Redeemable Preferred Stock

In March 2007, the Company issued and had outstanding 5,000 shares of non-voting Series A Preferred Stock (“Series A Preferred Stock”), which were mandatorily redeemable by the Company at $1,000 per share, in cash, on November 30, 2012. The Series A Preferred Stock received cash dividends annually on April 30 at an annual rate equal to $40 per share, and if such dividends were not paid when due, such annual dividend rate increased to $60 per share and continued to accrue without interest until such delinquent payments were made. At December 31, 2011, $142,000 was recorded as a current liability. In March 2012, the Company repurchased the 5,000 shares of Series A Preferred Stock and paid the corresponding dividends through the date of the repurchase.

8. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period. For the three and six months ended June 30, 2012 and 2011, diluted earnings per share was calculated by dividing net income by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.

The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average stock outstanding	30,821	30,285	30,782	30,227
Effect of dilutive securities
Employee stock options	451	510	451	506
Restricted stock units	4	6	903	3
Warrants	910	721	46	721

Dilutive weighted average stock outstanding	32,186	31,522	32,182	31,457

The Company had additional stock options and warrants outstanding of 308,698 as of June 30, 2012 and 2011. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive.

9. Income Taxes

The effective income tax rate was 38.2% for the three months ended June 30, 2012, compared with 38.0% for the three months ended June 30, 2011. For the six months ended June 30, 2012, the effective tax rate was 38.1% compared with 38.0% for the six months ended June 30, 2011. In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, Canadian income taxes, and adjustments for permanent differences.

10. Commitments and Contingencies

In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of June 30, 2012 and December 31, 2011, the Company had reserves for estimated uninsured losses of $4.1 million and $4.3 million, respectively.

11. Related Party Transactions

On September 12, 2011, the Company amended its advisory agreement with HCI Equity Management L.P. (“HCI”), formerly Thayer | Hidden Creek Management, L.P., to pay a transaction fee for each acquisition and an annual advisory fee of $0.1 million. During 2011, the Company paid an aggregate of $0.7 million to HCI for services performed in conjunction with acquisitions and debt financing.

As part of the 2007 acquisition of Big Rock Transportation, Inc., Midwest Carriers, Inc., Sargent Trucking, Inc., B&J Transportation, Inc., and Smith Truck Brokers, Inc. (collectively, “Sargent”), the Company was required to pay an earnout to the former Sargent owners. At June 30, 2012 and December 31, 2011, respectively, $0.8 million was classified as a short-term liability related to the amounts earned in 2006 and 2007. The Company’s obligation to make further contingent payments to the former Sargent owners terminated as of December 31, 2009.

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

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
LTL	$129,717	$121,390	$248,670	$222,044
TL	111,045	68,721	209,072	123,297
TMS	23,127	18,990	43,807	35,505
Eliminations	(1,343)	(830)	(2,430)	(1,417)

Total	262,546	208,271	499,119	379,429

Operating income:
LTL	10,454	7,652	18,904	12,531
TL	6,829	4,238	12,491	6,731
TMS	2,765	1,719	4,977	3,038
Corporate	(1,475)	(1,122)	(3,159)	(2,234)

Total operating income	18,573	12,487	33,213	20,066

Interest expense	2,071	501	3,918	984

Income before provision for income taxes	$16,502	$11,986	$29,295	$19,082

Depreciation and amortization:
LTL	$546	$436	$1,061	$837
TL	1,385	449	2,644	700
TMS	194	168	380	345

Total	$2,125	$1,053	$4,085	$1,882

Capital expenditures:
LTL	$1,272	$635	$3,859	$1,535
TL	2,252	457	2,896	724
TMS	29	7	57	39

Total	$3,553	$1,099	$6,812	$2,298

	June 30, 2012	December 31, 2011
Assets:
LTL	$428,975	$397,372
TL	254,046	221,899
TMS	53,997	46,290
Eliminations	(144,538)	(122,208)

	$592,480	$543,353

13. Subsequent Events

On August 1, 2012, the Company acquired all of the operating assets of R&M Transportation and all of the outstanding stock of Sortino Transportation (collectively, “R&M”), an asset-light carrier focusing primarily on refrigerated truckload services, for approximately $24.4 million plus an earnout. The acquisition was financed with borrowings under the Company’s second amended and restated credit facility discussed in Note 5.

On August 3, 2012, the Company entered into a third amended and restated credit agreement with U.S. Bank and other lenders, which increased the revolving credit facility to $125.0 million and the term loan to $170.0 million. The credit facility matures on August 3, 2017. Principal on the term loan is due in quarterly installments of $4.3 million per quarter until 2017. Borrowings under the amended credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.8%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.8%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in our Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our results for the year ended December 31, 2011, set forth in our Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Overview

We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including customized and expedited less than truckload (“LTL”), truckload and logistics (“TL”), transportation management solutions (“TMS”), intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, and domestic and international air. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.

We have three operating segments:

Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 22 LTL service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption. Our LTL segment also includes domestic and international air transportation services.

Truckload and Logistics. Within our TL business, we arrange the pickup, delivery, and inventory management of TL freight through our network of 25 TL service centers, four freight consolidation and inventory management centers, 16 company dispatch offices, and 74 independent brokerage agents primarily located throughout the eastern United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.

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

In April 2012, we acquired all of the outstanding stock of Grundman Holdings, Inc., which wholly owned both D&E Transport, Inc. and D&E Leasing, Inc. (collectively, “D&E”) for the purpose of expanding our presence within the TL segment. Headquartered in Minnesota, D&E is an asset-light flatbed carrier focused primarily on food and agricultural products. See acquisition footnote 2 within the notes to our unaudited condensed consolidated financial statements included in this report.

In June 2012, we acquired all of the outstanding stock of CTW Transport (“CTW”) for the purpose expanding our presence within the TL segment. Headquartered in Massachusetts, CTW focuses primarily on refrigerated food products. See acquisition footnote 2 within the notes to our unaudited condensed consolidated financial statements included in this report.

In August 2012, we acquired all of the operating assets of R&M Transportation and all of the outstanding stock of Sortino Transportation (collectively, “R&M”) for the purpose of expanding our presence within the TL segment. Headquartered in Nebraska, R&M is an asset-light carrier focused primarily on refrigerated truckload services. See subsequent event footnote 13 within the notes to our unaudited condensed consolidated financial statements included in this report.

Results of Operations

The following table sets forth, for the periods indicated, summary LTL, TL, TMS, corporate, and consolidated statement of operations data. Such revenue data for our LTL, TL, and TMS business segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our LTL, TL, and TMS business segments are expressed as a percentage of segment revenues. Corporate and total statement of operations data are expressed as a percentage of consolidated revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(In thousands, except for %’s)				(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
LTL	$129,717	49.4%	$121,390	58.3%	$248,670	49.8%	$222,044	58.5%
TL	111,045	42.3%	68,721	33.0%	209,072	41.9%	123,297	32.5%
TMS	23,127	8.8%	18,990	9.1%	43,807	8.8%	35,505	9.4%
Eliminations	(1,343)	(0.5%)	(830)	(0.4%)	(2,430)	(0.5%)	(1,417)	(0.4%)

Total	262,546	100.0%	208,271	100.0%	499,119	100.0%	379,429	100.0%

Purchased transportation costs:
LTL	96,295	74.2%	91,972	75.8%	184,559	74.2%	167,105	75.3%
TL	74,517	67.1%	51,169	74.5%	139,414	66.7%	94,929	77.0%
TMS	16,406	70.9%	14,087	74.2%	31,362	71.6%	26,148	73.6%
Eliminations	(1,343)	100.0%	(830)	100.0%	(2,430)	100.0%	(1,417)	100.0%

Total	185,875	70.8%	156,398	75.1%	352,905	70.7%	286,765	75.6%

Net revenues (1):
LTL	33,422	25.8%	29,418	24.2%	64,111	25.8%	54,939	24.7%
TL	36,528	32.9%	17,552	25.5%	69,658	33.3%	28,368	23.0%
TMS	6,721	29.1%	4,903	25.8%	12,445	28.4%	9,357	26.4%

Total	76,671	29.2%	51,873	24.9%	146,214	29.3%	92,664	24.4%

Other operating expenses (2):
LTL	22,422	17.3%	21,330	17.6%	44,146	17.8%	41,571	18.7%
TL	28,314	25.5%	12,865	18.7%	54,523	26.1%	20,937	17.0%
TMS	3,762	16.3%	3,016	15.9%	7,088	16.2%	5,974	16.8%
Corporate	1,475	0.6%	1,122	0.5%	3,159	0.6%	2,234	0.6%

Total	55,973	21.3%	38,333	18.4%	108,916	21.8%	70,716	18.6%

Depreciation and amortization:
LTL	546	0.4%	436	0.4%	1,061	0.4%	837	0.4%
TL	1,385	1.2%	449	0.7%	2,644	1.3%	700	0.6%
TMS	194	0.8%	168	0.9%	380	0.9%	345	1.0%

Total	2,125	0.8%	1,053	0.5%	4,085	0.8%	1,882	0.5%

Operating income:
LTL	10,454	8.1%	7,652	6.3%	18,904	7.6%	12,531	5.6%
TL	6,829	6.1%	4,238	6.2%	12,491	6.0%	6,731	5.5%
TMS	2,765	12.0%	1,719	9.1%	4,977	11.4%	3,038	8.6%
Corporate	(1,475)	(0.6%)	(1,122)	(0.5%)	(3,159)	(0.6%)	(2,234)	(0.6%)

Total	18,573	7.1%	12,487	6.0%	33,213	6.7%	20,066	5.3%

Interest expense	2,071	0.8%	501	0.2%	3,918	0.8%	984	0.3%

Income before provision for income taxes	16,502	6.3%	11,986	5.8%	29,295	5.9%	19,082	5.0%
Provision for income taxes	6,302	2.4%	4,555	2.2%	11,164	2.2%	7,251	1.9%

Net income available to common stockholders	$10,200	3.9%	$7,431	3.6%	$18,131	3.6%	$11,831	3.1%

(1)	Reflects revenues less purchased transportation costs.
(2)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Consolidated revenues increased by $54.2 million, or 26.1%, to $262.5 million during the second quarter of 2012 from $208.3 million during the second quarter of 2011, more than half of which was attributable to the impact of recent TL acquisitions.

LTL revenues increased by $8.3 million, or 6.9%, to $129.7 million during the second quarter of 2012 from $121.4 million during the second quarter of 2011. This reflects quarter-over-quarter LTL tonnage growth of 3.3% and an increase in revenue per hundredweight, excluding fuel, of 4.4% quarter over quarter, which was primarily driven by initiatives to expand into new geographic regions, build density, improve pricing and enhance productivity.

TL revenues increased by $42.3 million, or 61.6%, to $111.0 million during the second quarter of 2012 from $68.7 million during the second quarter of 2011. This growth was primarily driven by the acquisitions of Bruenger, Prime, D&E and CTW, which collectively contributed over $36.7 million of the revenue increase. The remaining increase was driven by increases in market pricing and load growth as well as the continued expansion of our TL agent network.

TMS revenues increased by $4.1 million, or 21.8%, to $23.1 million during the second quarter of 2012 from $19.0 million during the second quarter of 2011. This growth was primarily driven by new and existing customer growth and the acquisition of CTL, which contributed revenues of $1.7 million during the second quarter of 2012.

Purchased Transportation Costs

Purchased transportation costs increased by $29.5 million, or 18.8%, to $185.9 million during the second quarter of 2012 from $156.4 million during the second quarter of 2011.

LTL purchased transportation costs increased by $4.3 million, or 4.7%, to $96.3 million during the second quarter of 2012 from $92.0 million during the second quarter of 2011, and decreased as a percentage of LTL revenues to 74.2% from 75.8%. Excluding fuel surcharges, our average linehaul cost per mile was $1.24 during both the second quarter of 2012 and 2011.

TL purchased transportation costs increased by $23.3 million, or 45.6%, to $74.5 million during the second quarter of 2012 from $51.2 million during the second quarter of 2011, primarily as a result of our TL acquisitions. TL purchased transportation costs as a percentage of TL revenues decreased to 67.1% during the second quarter of 2012 from 74.5% during the second quarter of 2011, primarily due to Prime’s freight storage and handling expenses being included in other operating expenses. Additionally, Bruenger and D&E drivers as well as leased and owned equipment expenses are also included in other operating expenses. Our other TL businesses typically use ICs rather than employee drivers and do not lease or own equipment. Additionally, increases in market pricing and increased utilization of our TL agent network reduced the percentage of purchased transportation costs to TL revenues.

TMS purchased transportation costs increased by $2.3 million, or 16.5%, to $16.4 million during the second quarter of 2012 from $14.1 million during the second quarter of 2011. TMS purchased transportation costs as a percentage of TMS revenues decreased to 70.9% from 74.2% primarily as a result of higher margin services due to the acquisition of CTL.

Other Operating Expenses

Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $17.7 million, or 46.0%, to $56.0 million during the second quarter of 2012 from $38.3 million during the second quarter of 2011.

Within our LTL business, other operating expenses increased by $1.1 million, or 5.1%, to $22.4 million during the second quarter of 2012 from $21.3 million during the second quarter of 2011, primarily as a result of increased insurance costs, increased dock labor costs associated with the 5.2% increase in shipment count, and expanded infrastructure costs to support new business initiatives. As a percentage of LTL revenues, this represented a decrease to 17.3% from 17.6%.

Within our TL business, other operating expenses increased by $15.4 million to $28.3 million during the second quarter of 2012 from $12.9 million during the second quarter of 2011, primarily as a result of the acquisitions of Bruenger, Prime, D&E and CTW. As a percentage of TL revenues, this represented an increase to 25.5% from 18.7%, primarily due to Prime’s freight and storage expenses being included in other operating expenses. Additionally, Bruenger and D&E drivers as well as leased and owned equipment expenses are also included in other operating expenses.

Within our TMS business, other operating expenses increased by $0.8 million, or 24.7%, to $3.8 million during the second quarter of 2012 from $3.0 million during the second quarter of 2011, primarily as a result of the acquisition of CTL. TMS other operating expenses, as a percentage of TMS revenues, increased to 16.3% during the second quarter of 2012 from 15.9% during the second quarter of 2011.

Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $1.5 million during the second quarter of 2012 from $1.1 million during the second quarter of 2011. This increase was primarily a result of $0.4 million of incremental infrastructure costs incurred during the second quarter of 2012.

Depreciation and Amortization

Depreciation and amortization was $2.1 million during the second quarter of 2012 and $1.1 million during the second quarter of 2011, reflecting increases in property, plant, and equipment primarily attributable to our acquisitions. Within our LTL business, depreciation and amortization was $0.5 million during the second quarter of 2012 and $0.4 million during the second quarter of 2011. Depreciation and amortization within our TL business was $1.4 million during the second quarter of 2012 and $0.4 million during the second quarter of 2011. Within our TMS business, depreciation and amortization was $0.2 million during both the second quarter of 2012 and 2011.

Operating Income

Operating income increased by $6.1 million, or 48.7%, to $18.6 million during the second quarter of 2012 from $12.5 million during the second quarter of 2011, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 7.1% during the second quarter of 2012 from 6.0% during the second quarter of 2011.

Within our LTL business, operating income increased by $2.8 million, or 36.6%, to $10.5 million from $7.7 million, and increased as a percentage of LTL revenues to 8.1% from 6.3%, primarily as a result of the factors above.

Within our TL business, operating income increased by $2.6 million, or 61.1%, to $6.8 million from $4.2 million, and decreased as a percentage of TL revenues to 6.1% from 6.2%, primarily as a result of the factors above.

Within our TMS business, operating income increased by $1.1 million, or 60.8%, to $2.8 million from $1.7 million, and also increased as a percentage of TMS revenues to 12.0% from 9.1%, primarily as a result of the factors above.

Interest Expense

Interest expense increased by $1.6 million to $2.1 million during the second quarter of 2012 from $0.5 million during the second quarter of 2011, primarily attributable to the increase of our outstanding indebtedness resulting from the acquisitions of Bruenger, James Brooks, Prime, CTL, D&E, and CTW.

Income Tax

Income tax provision was $6.3 million during the second quarter of 2012 compared to $4.6 million during the second quarter of 2011. The effective tax rate was 38.2% during the second quarter of 2012 and 38.0% during the second quarter of 2011. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.

Net Income Available to Common Stockholders

Net income available to common stockholders was $10.2 million during the second quarter of 2012 compared to $7.4 million during the second quarter of 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Consolidated revenues increased by $119.7 million, or 31.5%, to $499.1 million during the first half of 2012 from $379.4 million during the first half of 2011, more than half of which was attributable to the impact of recent TL acquisitions.

LTL revenues increased by $26.7 million, or 12.0%, to $248.7 million during the first half of 2012 from $222.0 million during the first half of 2011. This reflects year-over-year LTL tonnage growth of 6.9%, driven by new customer growth, expansion into new markets, and existing customer growth. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased during the year by 5.1%. This increase in revenue per hundredweight reflects increased fuel prices year-over-year and an increase in revenue per hundredweight excluding fuel of 4.1%, which resulted from our pricing initiatives and a continued change in freight mix associated with new business.

TL revenues increased by $85.8 million, or 69.6%, to $209.1 million during the first half of 2012 from $123.3 million during the first half of 2011. This growth was primarily driven by the acquisitions of Bruenger, Prime, D&E and CTW, which collectively contributed over $78.8 million of the revenue increase. The remaining increase was driven by 5.6% organic growth resulting from increases in the number of loads as well as the continued expansion of our TL agent network.

TMS revenues increased by $8.3 million, or 23.4%, to $43.8 million during the first half of 2012 from $35.5 million during the first half of 2011. This growth was primarily driven by an increase in pricing and organic growth. The acquisition of CTL contributed revenues of $2.4 million during the first half of 2012.

Purchased Transportation Costs

Purchased transportation costs increased by $66.1 million, or 23.1%, to $352.9 million during the first half of 2012 from $286.8 million during the first half of 2011.

LTL purchased transportation costs increased by $17.5 million, or 10.4%, to $184.6 million during the first half of 2012 from $167.1 million during the first half of 2011, and decreased as a percentage of LTL revenues to 74.2% from 75.3%. This increase was primarily the result of rising fuel costs during the first half of 2012. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.24 during the first half of 2012 from $1.23 during the first half of 2011. This increase was mitigated by our yield improvement initiatives and linehaul cost reduction initiatives that included the utilization of our ICs on lanes most impacted by rising rates.

TL purchased transportation costs increased by $44.5 million, or 46.9%, to $139.4 million during the first half of 2012 from $94.9 million during the first half of 2011, primarily as a result of our 2011 TL acquisitions. TL purchased transportation costs as a percentage of TL revenues decreased to 66.7% during the first half of 2012 from 77.0% during the first half of 2011, primarily due to Prime’s freight storage and handling expenses being included in other operating expenses. Additionally, Bruenger and D&E drivers as well as leased and owned equipment expenses are also included in other operating expenses. Our other TL businesses typically use ICs rather than employee drivers and do not lease or own equipment. Additionally, increases in market pricing and increased utilization of our TL agent network reduced the percentage of purchased transportation costs to TL revenues.

TMS purchased transportation costs increased by $5.3 million, or 19.9%, to $31.4 million during the first half of 2012 from $26.1 million during the first half of 2011. TMS purchased transportation costs as a percentage of TMS revenues decreased to 71.6% from 73.6% primarily as a result of higher margin services due to the acquisition of CTL.

Other Operating Expenses

Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $38.2 million, or 54.0%, to $108.9 million during the first half of 2012 from $70.7 million during the first half of 2011.

Within our LTL business, other operating expenses increased by $2.5 million, or 6.2%, to $44.1 million during the first half of 2012 from $41.6 million during the first half of 2011, primarily as a result of increased insurance costs, increased dock labor costs associated with the 8.7% increase in shipment count, and expanded infrastructure costs to support new business initiatives. As a percentage of LTL revenues, this represented a decrease to 17.8% from 18.7%, primarily due to implementing operating initiatives to reduce the amount of labor cost per shipment.

Within our TL business, other operating expenses increased by $33.6 million to $54.5 million during the first half of 2012 from $20.9 million during the first half of 2011, primarily as a result of the acquisitions of Bruenger, Prime, D&E and CTW. As a percentage of TL revenues, this represented an increase to 26.1% from 17.0%, primarily due to Prime’s freight storage and handling expenses being included in other operating expenses. Additionally, Bruenger and D&E drivers as well as leased and owned equipment expenses are also included in other operating expenses.

Within our TMS business, other operating expenses increased by $1.1 million, or 18.6%, to $7.1 million during the first half of 2012 from $6.0 million during the first half of 2011, primarily as a result of the acquisition of CTL. TMS other operating expenses, as a percentage of TMS revenues, decreased to 16.2% during the first half of 2012 from 16.8% during the first half of 2011.

Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $3.2 million during the first half of 2012 from $2.2 million during the first half of 2011. This increase was primarily a result of $1.1 million of incremental infrastructure and public company costs offset by a decrease $0.1 million in acquisition expenses incurred during the first half of 2012 compared to the first half of 2011.

Depreciation and Amortization

Depreciation and amortization was $4.1 million during the first half of 2012 and $1.9 million during the first half of 2011, reflecting increases in property, plant, and equipment primarily attributable to our acquisitions. Within our LTL business, depreciation and amortization was $1.1 million during the first half of 2012 and $0.8 during the first half of 2011. Depreciation and amortization within our TL business was $2.6 million during the first half of 2012 and $0.7 million during the first half of 2011. Within our TMS business, depreciation and amortization was $0.4 million during the first half of 2012 and $0.3 million during the first half of 2011.

Operating Income

Operating income increased by $13.1 million, or 65.5%, to $33.2 million during the first half of 2012 from $20.1 million during the first half of 2011, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 6.7% during the first half of 2012 from 5.3% during the first half of 2011.

Within our LTL business, operating income increased by $6.4 million, or 50.9%, to $18.9 million from $12.5 million, and increased as a percentage of LTL revenues to 7.6% from 5.6%, primarily as a result of the factors above.

Within our TL business, operating income increased by $5.8 million, or 85.6%, to $12.5 million from $6.7 million, and also increased as a percentage of TL revenues to 6.0% from 5.5%, primarily as a result of the factors above.

Within our TMS business, operating income increased by $2.0 million, or 63.8%, to $5.0 million from $3.0 million, and also increased as a percentage of TMS revenues to 11.4% from 8.6%, primarily as a result of the factors above.

Interest Expense

Interest expense increased by $2.9 million to $3.9 million during the first half of 2012 from $1.0 million during the first half of 2011, primarily attributable to the increase of our outstanding indebtedness resulting from the acquisitions of Bruenger, James Brooks, Prime, CTL, D&E, and CTW.

Income Tax

Income tax provision was $11.2 million during the first half of 2012 compared to $7.3 million during the first half of 2011. The effective tax rate was 38.1% during the first half of 2012 and 38.0% during the first half of 2011. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.

Net Income Available to Common Stockholders

Net income available to common stockholders was $18.1 million during the first half of 2012 compared to $11.8 million during the first half of 2011.

Liquidity and Capital Resources

Historically, our primary sources of cash have been cash flows from operations, borrowings under our revolving credit facility, sales of securities, and equity contributions. Our primary cash needs are to fund normal working capital requirements, finance capital expenditures, finance acquisitions and repay our indebtedness. As of June 30, 2012, we had $1.8 million in cash and cash equivalents, $68.9 million of availability under our credit facility, and $50.9 million in net working capital. As we continue to execute on our acquisition strategy, additional financing may be necessary within the next 12 months.

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

Our credit facility consists of a $170.0 million term loan, a revolving credit facility up to a maximum aggregate amount of $125.0 million, of which up to $10.0 million may be used for Swing Line Loans (as defined in our credit agreement) and up to $15.0 million may be used for letters of credit. The credit facility matures on August 3, 2017.

Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.8% or (b) the Base Rate (as defined in our credit agreement), plus an applicable margin in the range of 1.5% to 2.8%.

Our credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of June 30, 2012, we were in compliance with all debt covenants.

Cash Flows

A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$12,362	$10,059
Investing activities	(27,701)	(31,541)
Financing activities	13,804	21,903

Net change in cash and cash equivalents	($1,535)	$421

Cash Flows from Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.

The difference between our $18.1 million net income and the $12.4 million cash provided by operating activities during the second quarter of 2012 was primarily attributable to a $13.2 million increase in our accounts receivable, a $5.2 million increase in prepaid expenses and other assets, partially offset by a $2.9 million increase in accounts payable, a $4.0 million increase in accrued expenses and other liabilities, and a variety of non-cash charges, including $0.6 million of deferred income taxes and $4.7 million of depreciation and amortization.

Cash Flows from Investing Activities

Cash used in investing activities was $27.7 million during the second quarter of 2012, which primarily reflects $21.5 million used for our acquisitions of CTL, D&E and CTW and $6.8 million of capital expenditures used to support our operations offset by the proceeds from the sale of equipment of $0.6 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $13.8 million during the second quarter of 2012, which primarily reflects net borrowings of $17.9 million under our credit facility, payments of $0.1 million for debt issuance costs, proceeds from the issuance of common stock of $1.1 million, payments of $5.0 million for the mandatorily redeemable Series A Preferred Stock, and payments of $0.1 million for capital leases.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues and expenses.

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

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. The interest rate on our revolving credit facility fluctuates based on the prime rate or LIBOR plus an applicable margin. Assuming our $125.0 million revolving credit facility was fully drawn, a 1.0% increase in the borrowing rate would increase our annual interest expense by $1.3 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

Date: August 9, 2012