Form 10-Q
period 2012-09-30
Roadrunner Transportation Systems, Inc.
filed 2012-11-08
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 7, 2012, there were outstanding 30,955,566 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,322	$3,315
Accounts receivable, net of allowances of $1,400 and $1,461, respectively	131,520	102,358
Deferred income taxes	4,998	9,497
Prepaid expenses and other current assets	22,133	16,400
Total current assets	160,973	131,570
Property and equipment, net of accumulated depreciation of $17,864 and $13,303, respectively	47,829	28,447
Other assets:
Goodwill	415,954	364,687
Intangible assets, net	13,080	10,381
Other noncurrent assets	12,710	8,633
Total other assets	441,744	383,701
Total assets	$650,546	$543,718
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$17,000	$14,000
Accounts payable	58,046	50,245
Accrued expenses and other liabilities	31,591	19,480
Preferred stock subject to mandatory redemption	—	5,000
Total current liabilities	106,637	88,725
Long-term debt, net of current maturities	176,145	122,500
Other long-term liabilities	42,492	36,540
Total liabilities	325,274	247,765
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 30,956 and 30,707 shares issued and outstanding	310	307
Additional paid-in capital	267,788	266,475
Retained earnings	57,174	29,171
Total stockholders’ investment	325,272	295,953
Total liabilities and stockholders’ investment	$650,546	$543,718
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$279,165	$226,193	$778,284	$605,622
Operating expenses:
Purchased transportation costs	196,042	165,521	548,947	452,286
Personnel and related benefits	30,331	23,598	86,027	61,656
Other operating expenses	31,883	22,163	84,895	54,501
Depreciation and amortization	2,424	1,499	6,509	3,381
Acquisition transaction expenses	480	618	688	938
Total operating expenses	261,160	213,399	727,066	572,762
Operating income	18,005	12,794	51,218	32,860
Interest expense:
Interest on long-term debt	1,943	1,172	5,812	2,056
Dividends on preferred stock subject to mandatory redemption	—	50	49	150
Total interest expense	1,943	1,222	5,861	2,206
Income before provision for income taxes	16,062	11,572	45,357	30,654
Provision for income taxes	6,190	4,397	17,354	11,648
Net income available to common stockholders	$9,872	$7,175	$28,003	$19,006
Earnings per share available to common stockholders:
Basic	$0.32	$0.23	$0.91	$0.63
Diluted	$0.31	$0.23	$0.87	$0.60
Weighted average common stock outstanding:
Basic	30,859	30,562	30,808	30,340
Diluted	32,260	31,758	32,220	31,576
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$28,003	$19,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,772	3,734
Gain on disposal of buildings and equipment	(502)	(184)
Stock-based compensation	493	406
Provision for bad debts	811	657
Deferred tax provision	1,014	2,579
Changes in:
Accounts receivable	(20,504)	(20,030)
Prepaid expenses and other assets	(6,314)	(4,863)
Accounts payable	2,253	11,540
Accrued expenses and other liabilities	6,272	812
Net cash provided by operating activities	18,298	13,657
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(59,468)	(127,216)
Capital expenditures	(12,026)	(3,735)
Proceeds from sale of buildings and equipment	1,252	319
Net cash used in investing activities	(70,242)	(130,632)
Cash flows from financing activities:
Borrowings under revolving credit facilities	141,177	101,992
Payments under revolving credit facilities	(113,782)	(116,856)
Long-term debt borrowings	40,500	140,000
Long-term debt payments	(11,250)	—
Debt issuance cost	(1,374)	(4,120)
Payments of contingent earnouts	—	(3,212)
Proceeds from issuance of common stock, net of issuance costs	823	833
Redemption of mandatory redeemable preferred stock	(5,000)	—
Reduction of capital lease obligation	(143)	(311)
Net cash provided by financing activities	50,951	118,326
Net (decrease) increase in cash and cash equivalents	(993)	1,351
Cash and cash equivalents:
Beginning of period	3,315	996
End of period	$2,322	$2,347
Supplemental cash flow information:
Cash paid for interest	$6,248	$1,363
Cash paid for income taxes, net	$9,168	$850
Accrued capital expenditures	$961	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments: less-than-truckload (“LTL”), truckload and logistics (“TL”) and transportation management solutions (“TMS”). Within its LTL business, the Company operates 35 LTL service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 30 TL service centers, four freight consolidation and inventory management centers and 14 dispatch offices, and is augmented by 71 independent brokerage agents. The Company operates its TMS business from four service centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In our opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, except for the measurement period adjustment related to purchase accounting discussed in Note 2, necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
The Company incurred $0.1 million of transaction expenses related to the D&E and CTW acquisitions.
On August 1, 2012, the Company acquired all of the operating assets of R&M Transportation and all of the outstanding stock of Sortino Transportation (collectively, “R&M”) for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $24.4 million. The acquisition was financed with borrowings under the Company's second amended and restated credit facility discussed in Note 5. The Company incurred a total of $0.4 million of transaction expenses related to the R&M acquisition.
The R&M purchase agreement calls for a contingent consideration in the form of an earnout capped at $5.0 million. The former owners of R&M are entitled to receive a payment equal to the amount by which R&M's annual operating income, as defined in the purchase agreement, exceeds $1.7 million for the five months ending December 31, 2012 and $4.5 million for the years ending December 31, 2013, 2014 and 2015. Approximately $4.2 million has been included in TL goodwill related to this earnout.
On August 10, 2012, the Company acquired all of the outstanding stock of Expedited Freight Systems, Inc. (“EFS”) for the purpose of expanding its current market presence in the LTL segment. Total consideration paid was $10.0 million. The acquisition was financed with borrowings under the Company's third amended and restated credit facility discussed in Note 5. The Company incurred a total of $0.1 million of transaction expenses related to the EFS acquisition.
The EFS purchase agreement calls for a contingent consideration in the form of an earnout capped at $4.0 million. The former owners of EFS are entitled to receive a payment equal to the amount by which EFS's annual operating income, as defined in the purchase agreement, exceeds $2.0 million for the five months ending December 31, 2012, $2.3 million for the year ending December 31, 2013, $2.5 million for the years ending December 31, 2014 and 2015 and $2.8 million for the year ending December 31, 2016. Approximately $3.1 million has been included in LTL goodwill related to this earnout.

The following tables summarize the allocation of the purchase price paid to the fair value of the net assets for our acquisitions (in thousands):
2011 Acquisitions

	Morgan Southern	Bruenger	James Brooks	Prime
Accounts receivable	$4,854	$1,948	$777	$8,149
Other current assets	842	718	36	496
Property and equipment	1,041	11,234	319	3,996
Goodwill	15,019	4,182	7,944	90,654
Customer relationship intangible assets	500	—	—	9,400
Other noncurrent assets	356	300	161	100
Accounts payable and other liabilities	(3,256)	(7,772)	(1,675)	(16,033)
Total	$19,356	$10,610	$7,562	$96,762
2012 Acquisitions

	CTL (Preliminary)	D&E (Preliminary)	CTW (Preliminary)	R&M (Preliminary)	EFS (Preliminary)
Accounts receivable	$744	$1,798	$1,652	$3,722	$1,588
Other current assets	19	518	—	327	37
Property and equipment	95	4,023	736	5,654	1,925
Goodwill	6,145	6,101	8,320	19,464	11,237
Customer relationship intangible assets	80	721	725	1,829	558
Other noncurrent assets	1	168	—	—	65
Accounts payable and other liabilities	(926)	(1,971)	(3,835)	(6,640)	(5,412)
Total	$6,158	$11,358	$7,598	$24,356	$9,998
The goodwill for each acquisition is a result of acquiring and retaining their existing workforces and expected synergies from integrating their operations into the Company. Purchase accounting is considered preliminary for CTL with respect to deferred taxes and the resulting goodwill as final information was not available as of September 30, 2012. Due to the limited amount of time since the acquisitions of D&E, CTW, R&M and EFS, the initial purchase price allocation is preliminary as of September 30, 2012.
After the December 31, 2011 financial statements were issued, we completed the 2011 tax returns. After considering the results of the tax returns, we estimated a change to the short-term deferred tax assets and long-term deferred tax liabilities associated with the acquisitions of James Brooks and Prime. As a result, measurement period adjustments were recorded to increase the carrying amount of Prime's short-term deferred tax assets and long-term deferred tax liabilities by $0.6 million and $0.3 million, respectively, on August 31, 2011, with a corresponding decrease of $0.3 million to goodwill. Additionally, the carrying amount of James Brooks' short-term deferred tax assets was decreased by $0.6 million on August 1, 2011 with a corresponding increase to goodwill.
Morgan Southern contributed revenues to the Company of $18.5 million for the three months ended September 30, 2011 and $45.2 million for the period from February 4, 2011 to September 30, 2011. The net impact to the Company’s net income for those periods was not material. On an unaudited pro forma basis, assuming the Morgan Southern acquisition had closed January 1, 2010, Morgan Southern would have contributed revenue to the Company of $4.7 million for the period from January 1, 2011 to February 3, 2011. The impact of Morgan Southern to the Company’s net income for that period would not have been material. Prime contributed revenues to the Company of $7.3 million for the period from September 1, 2011 to September 30, 2011. The net impact to the Company’s net income for those periods was not material. On an unaudited pro forma basis, assuming the Prime acquisition had closed January 1, 2010, Prime would have contributed revenue to the Company of $12.6 million for the period from July 1, 2011 to August 31, 2011 and $50.5 million the period from January 1, 2011 to August 31, 2011, respectively, and this would have positively impacted net income by $0.5 million and $3.0 million during those same periods. The Company’s results of operations for 2011 were not materially impacted by the acquisitions of Bruenger and James Brooks and the Company's results of operations for 2012 were not materially impacted by the acquisitions of EFS, R&M, CTW, D&E and CTL, individually or in the aggregate. The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates.

3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company completes an impairment test of goodwill annually as of July 1. The 2012 impairment test did not result in any impairment losses. There is no goodwill impairment for any of the periods presented in our financial statements.
The following is a rollforward of goodwill from December 31, 2011 to September 30, 2012 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2011	$185,406	$143,575	$35,706	$364,687
Acquisition of CTL	—	—	6,145	6,145
Acquisition of D&E	—	6,101	—	6,101
Acquisition of CTW	—	8,320	—	8,320
Acquisition of R&M	—	19,464	—	19,464
Acquisition of EFS	11,237	—	—	11,237
Goodwill balance as of September 30, 2012	$196,643	$177,460	$41,851	$415,954
Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships - TL	$14,975	$3,008	$11,967	$11,700	$2,005	$9,695
Customer relationships - LTL	1,358	440	918	800	320	480
Customer relationships - TMS	626	431	195	546	340	206
Total customer relationships	$16,959	$3,879	$13,080	$13,046	$2,665	$10,381
The customer relationships intangible assets are amortized over their estimated five to ten years useful lives. Amortization expense was $0.4 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $1.2 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expense for each of the next five years based on the intangible assets at September 30, 2012 is as follows (in thousands):

Amount
Remainder 2012	509
2013	1,987
2014	1,964
2015	1,767
2016	1,676
2017	1,555
Thereafter	3,622
Total	13,080

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
The following table presents information, as of September 30, 2012 and December 31, 2011, about the Company’s financial liabilities. The carrying value of the Company’s long-term debt under the third amended and restated credit agreement approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. As a result, the Company categorized the long-term debt as Level 2 in the fair value hierarchy. Contingent purchase price related to acquisitions are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Long-term debt, including current maturities	$—	$193,145	$—	$193,145
Contingent purchase price related to acquisitions	—	—	14,734	14,734
Total liabilities at fair value	$—	$193,145	$14,734	$207,879

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Long-term debt, including current maturities	$—	$136,500	$—	$136,500
Contingent purchase price related to acquisitions	—	—	3,015	3,015
Total liabilities at fair value	$—	$136,500	$3,015	$139,515
In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and nine months ended September 30, 2012 (in thousands):

Balance as of June 30, 2012	$7,210
Acquisition of R&M	4,236
Acquisition of EFS	3,135
Adjustment to contingent purchase obligation	153
Balance as of September 30, 2012	$14,734
Balance as of December 31, 2011	$3,015
Acquisition of CTL	694
Acquisition of D&E	1,036
Acquisition of CTW	2,632
Acquisition of R&M	4,236
Acquisition of EFS	3,135
Payment of contingent purchase obligation	(284)
Adjustment to contingent purchase obligation	270
Balance as of September 30, 2012	$14,734

5. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Senior debt:
Revolving credit facility	$27,395	$—
Term loans	165,750	136,500
Total debt	193,145	136,500
Less: Current maturities	(17,000)	(14,000)
Total Long-term debt, net of current maturities	$176,145	$122,500
In connection with the Company’s initial public offering (“IPO”), the Company entered into a credit agreement on May 18, 2010 with U.S. Bank National Association (“U.S. Bank”). The credit agreement included a $55.0 million revolving credit facility. On May 31, 2011, in connection with the Company’s acquisition of Bruenger, the Company entered into an amended and restated credit agreement with U.S. Bank and other lenders, which maintained the 55.0 million revolving credit facility and also included a $30.0 million term loan. On August 31, 2011, in connection with the Company’s acquisition of Prime, the Company entered into a second amended and restated credit agreement with U.S. Bank and other lenders, which increased the revolving credit facility to $100.0 million and the term loan to $140.0 million. On August 3, 2012, the Company entered into a third amended and restated credit agreement with U.S. Bank and other lenders, which increased the revolving credit facility to $125.0 million and the term loan to $170.0 million. The credit facility matures on August 3, 2017. Principal on the term loan is due in quarterly installments of $4.3 million per quarter until 2017. The third amended and restated credit agreement is collateralized by all assets of the Company and the revolving credit facility is subject to a borrowing base equal to 85% of the Company’s eligible receivables. The third amended and restated credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. As of and at all times during the three and nine month periods ended September 30, 2012, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.8%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.8%. The revolving credit facility also provides for the issuance of up to $25.0 million in letters of credit. As of September 30, 2012, the Company had outstanding letters of credit totaling $7.5 million. Total availability under the revolving credit facility was $90.1 million as of September 30, 2012. At September 30, 2012, the average interest rate on the credit agreement was 3.2%.
6. Stockholders’ Investment
Changes in stockholders’ investment consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$315,524	$278,521	$295,953	$265,689
Net income	9,872	7,175	28,003	19,006
Other changes	(124)	3,237	1,316	4,238
Ending balance	$325,272	$288,933	$325,272	$288,933
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

8. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period. For the three and nine months ended September 30, 2012 and 2011, diluted earnings per share was calculated by dividing net income by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.
The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average stock outstanding	30,859	30,562	30,808	30,340
Effect of dilutive securities
Employee stock options	446	529	450	513
Restricted stock units	14	11	46	19
Warrants	941	656	916	704
Dilutive weighted average stock outstanding	32,260	31,758	32,220	31,576
The Company had additional stock options and warrants outstanding of 308,698 as of September 30, 2012 and 2011. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive.
9. Income Taxes
The effective income tax rate was 38.5% for the three months ended September 30, 2012, compared with 38.0% for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the effective tax rate was 38.3% compared with 38.0% for the nine months ended September 30, 2011. In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, Canadian income taxes, and adjustments for permanent differences.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of September 30, 2012 and December 31, 2011, the Company had reserves for estimated uninsured losses of $4.6 million and $4.3 million, respectively.
11. Related Party Transactions
On September 12, 2011, the Company amended its advisory agreement with HCI Equity Management L.P. (“HCI”), formerly Thayer | Hidden Creek Management, L.P., to pay a transaction fee for each acquisition and an annual advisory fee of $0.1 million. During 2011, the Company paid an aggregate of $0.7 million to HCI for services performed in conjunction with acquisitions and debt financing. During 2012, in connection with the third amended and restated credit agreement, $0.8 million was approved to be paid to HCI for services performed.
As part of the 2007 acquisition of Big Rock Transportation, Inc., Midwest Carriers, Inc., Sargent Trucking, Inc., B&J Transportation, Inc., and Smith Truck Brokers, Inc. (collectively, “Sargent”), the Company was required to pay an earnout to the former Sargent owners. At September 30, 2012 and December 31, 2011, respectively, $0.8 million was classified as a short-term liability related to the amounts earned in 2006 and 2007. The Company’s obligation to make further contingent payments to the former Sargent owners terminated as of December 31, 2009.

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
The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
LTL	$132,451	$126,238	$381,121	$348,282
TL	124,212	79,295	333,284	202,592
TMS	23,955	21,708	67,762	57,213
Eliminations	(1,453)	(1,048)	(3,883)	(2,465)
Total	279,165	226,193	778,284	605,622
Operating income:
LTL	10,015	6,504	28,919	19,035
TL	7,321	5,647	19,812	12,378
TMS	2,746	2,394	7,723	5,432
Corporate	(2,077)	(1,751)	(5,236)	(3,985)
Total operating income	18,005	12,794	51,218	32,860
Interest expense	1,943	1,222	5,861	2,206
Income before provision for income taxes	$16,062	$11,572	$45,357	$30,654
Depreciation and amortization:
LTL	$627	$436	$1,688	$1,273
TL	1,603	899	4,247	1,599
TMS	194	164	574	509
Total	$2,424	$1,499	$6,509	$3,381
Capital expenditures:
LTL	$1,802	$653	$5,661	$2,188
TL	3,406	722	6,302	1,446
TMS	6	62	63	101
Total	$5,214	$1,437	$12,026	$3,735

	September 30, 2012	December 31, 2011
Assets:
LTL	$467,040	$397,372
TL	293,885	222,264
TMS	53,742	46,290
Eliminations	(164,121)	(122,208)
	$650,546	$543,718

13. Subsequent Events
On November 5, 2012, the Company acquired all of the outstanding stock of Central Cal Transportation (“Central Cal”), an intermodal carrier focusing primarily on the transportation of nuts, wine and non-fruit products, for approximately $4.0 million plus an earnout. The acquisition was financed with borrowings under the Company’s third amended and restated credit facility discussed in Note 5.

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
Overview
We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including customized and expedited less-than-truckload (“LTL”), truckload and logistics (“TL”), transportation management solutions (“TMS”), intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, and domestic and international air. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 35 LTL service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption. Our LTL segment also includes domestic and international air transportation services.
Truckload and Logistics. Within our TL business, we arrange the pickup, delivery, and inventory management of TL freight through our network of 30 TL service centers, four freight consolidation and inventory management centers, 14 company dispatch offices, and 71 independent brokerage agents primarily located throughout the eastern United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
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
The pricing environment in the transportation industry also impacts our operating performance. Our LTL pricing is typically measured by billed revenue per hundredweight often referred to as “yield.” Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency and consistency, length of haul, freight density, and customer and geographic mix. Pricing within our TL business generally has fewer influential factors than pricing within our LTL business, but is also typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix. Since we offer both LTL and TL shipping as part of our TMS offering, pricing within our TMS segment is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector.
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
In August 2012, we acquired all of the outstanding stock of Expedited Freight Systems, Inc. ("EFS") for the purpose of expanding our presence within the LTL segment. EFS is a Midwest regional overnight LTL provider based in Wisconsin. See acquisition footnote 2 within the notes to our unaudited condensed consolidated financial statements included in this report.
In November 2012, we acquired all of the outstanding stock of Central Cal Transportation (“Central Cal”) for the purpose of expanding our presence within the TL segment. Headquartered in Northern California, Central Cal is an intermodal carrier focused primarily on the transportation of nuts, wine and non-fruit products. See subsequent event footnote 13 within the notes to our unaudited condensed consolidated financial statements included in this report.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(In thousands, except for %’s)				(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
LTL	$132,451	47.4%	$126,238	55.8%	$381,121	49.0%	$348,282	57.5%
TL	124,212	44.5%	79,295	35.1%	333,284	42.8%	202,592	33.5%
TMS	23,955	8.6%	21,708	9.6%	67,762	8.7%	57,213	9.4%
Eliminations	(1,453)	(0.5)%	(1,048)	(0.5)%	(3,883)	(0.5)%	(2,465)	(0.4)%
Total	279,165	100.0%	226,193	100.0%	778,284	100.0%	605,622	100.0%
Purchased transportation costs:
LTL	95,725	72.3%	96,645	76.6%	280,284	73.5%	263,750	75.7%
TL	84,624	68.1%	53,658	67.7%	224,038	67.2%	148,587	73.3%
TMS	17,146	71.6%	16,266	74.9%	48,508	71.6%	42,414	74.1%
Eliminations	(1,453)	100.0%	(1,048)	100.0%	(3,883)	100.0%	(2,465)	100.0%
Total	196,042	70.2%	165,521	73.2%	548,947	70.5%	452,286	74.7%
Net revenues (1):
LTL	36,726	27.7%	29,593	23.4%	100,837	26.5%	84,532	24.3%
TL	39,588	31.9%	25,637	32.3%	109,246	32.8%	54,005	26.7%
TMS	6,809	28.4%	5,442	25.1%	19,254	28.4%	14,799	25.9%
Total	83,123	29.8%	60,672	26.8%	229,337	29.5%	153,336	25.3%
Other operating expenses (2):
LTL	26,084	19.7%	22,653	17.9%	70,230	18.4%	64,224	18.4%
TL	30,664	24.7%	19,091	24.1%	85,187	25.6%	40,028	19.8%
TMS	3,869	16.2%	2,884	13.3%	10,957	16.2%	8,858	15.5%
Corporate	2,077	0.7%	1,751	0.8%	5,236	0.7%	3,985	0.7%
Total	62,694	22.5%	46,379	20.5%	171,610	22.0%	117,095	19.3%
Depreciation and amortization:
LTL	627	0.5%	436	0.3%	1,688	0.4%	1,273	0.4%
TL	1,603	1.3%	899	1.1%	4,247	1.3%	1,599	0.8%
TMS	194	0.8%	164	0.8%	574	0.8%	509	0.9%
Total	2,424	0.9%	1,499	0.7%	6,509	0.8%	3,381	0.6%
Operating income:
LTL	10,015	7.6%	6,504	5.2%	28,919	7.6%	19,035	5.5%
TL	7,321	5.9%	5,647	7.1%	19,812	5.9%	12,378	6.1%
TMS	2,746	11.5%	2,394	11.0%	7,723	11.4%	5,432	9.5%
Corporate	(2,077)	(0.7)%	(1,751)	(0.8)%	(5,236)	(0.7)%	(3,985)	(0.7)%
Total	18,005	6.4%	12,794	5.7%	51,218	6.6%	32,860	5.4%
Interest expense	1,943	0.7%	1,222	0.5%	5,861	0.8%	2,206	0.4%
Income before provision for income taxes	16,062	5.8%	11,572	5.1%	45,357	5.8%	30,654	5.1%
Provision for income taxes	6,190	2.2%	4,397	1.9%	17,354	2.2%	11,648	1.9%
Net income available to common stockholders	$9,872	3.5%	$7,175	3.2%	$28,003	3.6%	$19,006	3.1%

(1)	Reflects revenues less purchased transportation costs.

(2)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenues
Consolidated revenues increased by $53.0 million, or 23.4%, to $279.2 million during the third quarter of 2012 from $226.2 million during the third quarter of 2011, more than half of which was attributable to the impact of recent TL acquisitions.
LTL revenues increased by $6.3 million, or 4.9%, to $132.5 million during the third quarter of 2012 from $126.2 million during the third quarter of 2011. This growth was driven by the acquisition of EFS, which contributed $3.4 million of the revenue increase, as well as quarter-over-quarter organic LTL tonnage growth between 2.0% and 3.0% and ongoing pricing initiatives. Revenue per hundredweight, excluding fuel, decreased 0.3% quarter-over-quarter resulting from the addition of EFS, which has a lower revenue per hundredweight due to freight mix and length of haul.
TL revenues increased by $44.9 million, or 56.6%, to $124.2 million during the third quarter of 2012 from $79.3 million during the third quarter of 2011. The acquisitions of Prime, D&E, CTW, and R&M collectively contributed $31.9 million of the revenue increase. The remaining increase was driven by increases in market pricing and load growth due to the expansion of our IC network as well as the continued increase in the utilization of our TL agent network.
TMS revenues increased by $2.3 million, or 10.4%, to $24.0 million during the third quarter of 2012 from $21.7 million during the third quarter of 2011. This growth was primarily driven by new and existing customer growth and the acquisition of CTL, which contributed revenues of $1.6 million during the third quarter of 2012.
Purchased Transportation Costs
Purchased transportation costs increased by $30.5 million, or 18.4%, to $196.0 million during the third quarter of 2012 from $165.5 million during the third quarter of 2011.
LTL purchased transportation costs decreased by $0.9 million, or 1.0%, to $95.7 million during the third quarter of 2012 from $96.6 million during the third quarter of 2011, and decreased as a percentage of LTL revenues to 72.3% from 76.6%. This improvement was primarily a result of ongoing pricing and cost initiatives and additional lane density. Additionally, EFS employee drivers and owned equipment is excluded from purchased transportation costs and included in other operating expenses. Excluding fuel surcharges, our average linehaul cost per mile decreased to $1.24 during the third quarter of 2012 from $1.25 during the third quarter of 2011.
TL purchased transportation costs increased by $30.9 million, or 57.7%, to $84.6 million during the third quarter of 2012 from $53.7 million during the third quarter of 2011. This increase was the result of our TL acquisitions of Prime, D&E, CTW and R&M, which collectively contributed $19.5 million of the increase, as well as the increase in market pricing and increased utilization of our TL agent network. TL purchased transportation costs as a percentage of TL revenues increased to 68.1% during the third quarter of 2012 from 67.7% during the third quarter of 2011, primarily due to the expansion and increased utilization of our IC network.
TMS purchased transportation costs increased by $0.8 million, or 5.4%, to $17.1 million during the third quarter of 2012 from $16.3 million during the third quarter of 2011. TMS purchased transportation costs as a percentage of TMS revenues decreased to 71.6% from 74.9% primarily as a result of higher margin services due to the acquisition of CTL.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $16.3 million, or 35.2%, to $62.7 million during the third quarter of 2012 from $46.4 million during the third quarter of 2011.
Within our LTL business, other operating expenses increased by $3.4 million, or 15.1%, to $26.1 million during the third quarter of 2012 from $22.7 million during the third quarter of 2011. The increase was primarily the result of expanded infrastructure costs to support new business initiatives, the reinstatement of the 401(k) match, and the acquisition of EFS, which contributed $2.9 million of the total increase. EFS employee drivers and owned equipment are included in other operating expenses. As a percentage of LTL revenues, this represented an increase to 19.7% from 17.9%.
Within our TL business, other operating expenses increased by $11.6 million to $30.7 million during the third quarter of 2012 from $19.1 million during the third quarter of 2011, primarily as a result of the acquisitions of Prime, D&E, CTW and R&M, which contributed $9.9 million of the increase, as well as increased insurance costs. As a percentage of TL revenues, this represented an increase to 24.7% from 24.1%, primarily due to Prime’s freight and storage expenses being included in other operating expenses.

Within our TMS business, other operating expenses increased by $1.0 million, or 34.2%, to $3.9 million during the third quarter of 2012 from $2.9 million during the third quarter of 2011, primarily as a result of the acquisition of CTL, which contributed $0.7 million of the total increase. TMS other operating expenses, as a percentage of TMS revenues, increased to 16.2% during the third quarter of 2012 from 13.3% during the third quarter of 2011.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $2.1 million during the third quarter of 2012 from $1.8 million during the third quarter of 2011. This increase was primarily a result of $0.4 million of incremental infrastructure costs incurred during the third quarter of 2012 offset by a decrease of $0.1 million in acquisition expenses incurred during the third quarter of 2012 compared to the third quarter of 2011.
Depreciation and Amortization
Depreciation and amortization was $2.4 million during the third quarter of 2012 and $1.5 million during the third quarter of 2011, reflecting increases in property, plant, and equipment primarily attributable to our acquisitions. Within our LTL business, depreciation and amortization was $0.6 million during the third quarter of 2012 and $0.4 million during the third quarter of 2011. Depreciation and amortization within our TL business was $1.6 million during the third quarter of 2012 and $0.9 million during the third quarter of 2011. Within our TMS business, depreciation and amortization was $0.2 million during both the third quarter of 2012 and 2011.
Operating Income
Operating income increased by $5.2 million, or 40.7%, to $18.0 million during the third quarter of 2012 from $12.8 million during the third quarter of 2011, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 6.4% during the third quarter of 2012 from 5.7% during the third quarter of 2011.
Within our LTL business, operating income increased by $3.5 million, or 54.0%, to $10.0 million during the third quarter of 2012 from $6.5 million during the third quarter of 2011, and increased as a percentage of LTL revenues to 7.6% from 5.2%, primarily as a result of the factors above.
Within our TL business, operating income increased by $1.7 million, or 29.6%, to $7.3 million during the third quarter of 2012 from $5.6 million during the third quarter of 2011, and decreased as a percentage of TL revenues to 5.9% from 7.1%, primarily as a result of the factors above.
Within our TMS business, operating income increased by $0.3 million, or 14.7%, to $2.7 million during the third quarter of 2012 from $2.4 million during the third quarter of 2011, and also increased as a percentage of TMS revenues to 11.5% from 11.0%, primarily as a result of the factors above.
Interest Expense
Interest expense increased by $0.7 million to $1.9 million during the third quarter of 2012 from $1.2 million during the third quarter of 2011, primarily attributable to the increase of our outstanding indebtedness resulting from the acquisitions of Prime, CTL, D&E, CTW, R&M and EFS.
Income Tax
Income tax provision was $6.2 million during the third quarter of 2012 compared to $4.4 million during the third quarter of 2011. The effective tax rate was 38.5% during the third quarter of 2012 and 38.0% during the third quarter of 2011. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $9.9 million during the third quarter of 2012 compared to $7.2 million during the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenues
Consolidated revenues increased by $172.7 million, or 28.5%, to $778.3 million during the first nine months of 2012 from $605.6 million during the first nine months of 2011, more than half of which was attributable to the impact of recent TL acquisitions.
LTL revenues increased by $32.8 million, or 9.4%, to $381.1 million during the first nine months of 2012 from $348.3 million during the first nine months of 2011. This reflects year-over-year LTL tonnage growth of 6.8%, driven by new customer growth, expansion into new markets, and existing customer growth. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased during the year by 3.0%. This increase in revenue per hundredweight reflects increased fuel prices year-over-year and an increase in revenue per hundredweight excluding fuel of 2.6%, which resulted from our pricing initiatives and a continued change in freight mix associated with new business.
TL revenues increased by $130.7 million, or 64.5%, to $333.3 million during the first nine months of 2012 from $202.6 million during the first nine months of 2011. This growth was primarily driven by the acquisitions of Bruenger, Prime, D&E, CTW and R&M, which collectively contributed $108.4 million of the revenue increase. The remaining increase was driven by 11.0% organic growth resulting from increased load growth due to the expansion of our IC network as well as the increased utilization of our TL agent network.
TMS revenues increased by $10.6 million, or 18.4%, to $67.8 million during the first nine months of 2012 from $57.2 million during the first nine months of 2011. This growth was primarily driven by an increase in pricing and organic growth. The acquisition of CTL contributed revenues of $4.0 million during the first nine months of 2012.
Purchased Transportation Costs
Purchased transportation costs increased by $96.6 million, or 21.4%, to $548.9 million during the first nine months of 2012 from $452.3 million during the first nine months of 2011.
LTL purchased transportation costs increased by $16.5 million, or 6.3%, to $280.3 million during the first nine months of 2012 from $263.8 million during the first nine months of 2011. This increase was primarily the result of rising fuel costs during the first nine months of 2012. Excluding fuel surcharges, our average linehaul cost per mile was $1.24 during both the first nine months of 2012 and 2011. LTL purchased transportation as a percentage of LTL revenue decreased to 73.5% from 75.7% primarily as a result of ongoing pricing and cost initiatives and additional lane density.
TL purchased transportation costs increased by $75.4 million, or 50.8%, to $224.0 million during the first nine months of 2012 from $148.6 million during the first nine months of 2011, primarily as a result of our 2011 TL acquisitions and the expansion and increased utilization of our IC network. TL purchased transportation costs as a percentage of TL revenues decreased to 67.2% during the first nine months of 2012 from 73.3% during the first nine months of 2011, primarily due to Prime’s freight storage and handling expenses as well as Bruenger, D&E, CTW, and R&M employee drivers and leased and owned equipment expenses being excluded from transportation costs and included in other operating expenses. Our other TL businesses typically use ICs rather than employee drivers and do not lease or own equipment.
TMS purchased transportation costs increased by $6.1 million, or 14.4%, to $48.5 million during the first nine months of 2012 from $42.4 million during the first nine months of 2011. TMS purchased transportation costs as a percentage of TMS revenues decreased to 71.6% from 74.1% primarily as a result of higher margin services due to the acquisition of CTL.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $54.5 million, or 46.6%, to $171.6 million during the first nine months of 2012 from $117.1 million during the first nine months of 2011.
Within our LTL business, other operating expenses increased by $6.0 million, or 9.4%, to $70.2 million during the first nine months of 2012 from $64.2 million during the first nine months of 2011, primarily as a result increased insurance costs, increased dock labor costs, expanded infrastructure costs to support new business initiatives, the reinstatement of the 401(k) match and the acquisition of EFS, which contributed $2.9 million of the total increase. EFS employee drivers and owned equipment are included in other operating expenses. Other operating expenses as a percentage of LTL revenues remained constant at 18.4%.
Within our TL business, other operating expenses increased by $45.2 million to $85.2 million during the first nine months of 2012 from $40.0 million during the first nine months of 2011, primarily as a result of the acquisitions of Bruenger, Prime, D&E CTW, and R&M, which contributed $42.0 million of the increase. As a percentage of TL revenues, this represented an increase to 25.6% from 19.8%, primarily due to Prime’s freight storage and handling expenses as well as Bruenger, D&E, CTW, and R&M employee drivers and owned and leased equipment being included in other operating expenses.
Within our TMS business, other operating expenses increased by $2.1 million, or 23.7%, to $11.0 million during the first nine months of 2012 from $8.9 million during the first nine months of 2011, primarily as a result of the acquisition of CTL, which contributed $1.7 million of the total increase. TMS other operating expenses, as a percentage of TMS revenues, increased to 16.2% during the first nine months of 2012 from 15.5% during the first nine months of 2011.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $5.2 million during the first nine months of 2012 from $4.0 million during the first nine months of 2011. This increase was primarily a result of $1.5 million of incremental infrastructure and public company costs offset by a decrease of $0.3 million in acquisition expenses incurred during the first nine months of 2012 compared to the first nine months of 2011.
Depreciation and Amortization
Depreciation and amortization was $6.5 million during the first nine months of 2012 and $3.4 million during the first nine months of 2011, reflecting increases in property, plant, and equipment primarily attributable to our acquisitions. Within our LTL business, depreciation and amortization was $1.7 million during the first nine months of 2012 and $1.3 million the first nine months of 2011. Depreciation and amortization within our TL business was $4.2 million during the first nine months of 2012 and $1.6 million during the first nine months of 2011. Within our TMS business, depreciation and amortization was $0.6 million during the first nine months of 2012 and $0.5 million during the first nine months of 2011.
Operating Income
Operating income increased by $18.3 million, or 55.9%, to $51.2 million during the first nine months of 2012 from $32.9 million during the first nine months of 2011, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 6.6% during the first nine months of 2012 from 5.4% during the first nine months of 2011.
Within our LTL business, operating income increased by $9.9 million, or 51.9%, to $28.9 million during the first nine months of 2012 from $19.0 million during the first nine months of 2011, and increased as a percentage of LTL revenues to 7.6% from 5.5%, primarily as a result of the factors above.
Within our TL business, operating income increased by $7.4 million, or 60.1%, to $19.8 million during the first nine months of 2012 from $12.4 million during the first nine months of 2011, and decreased as a percentage of TL revenues to 5.9% from 6.1%, primarily as a result of the factors above.
Within our TMS business, operating income increased by $2.3 million, or 42.2%, to $7.7 million during the first nine months of 2012 from $5.4 million during the first nine months of 2011, and also increased as a percentage of TMS revenues to 11.4% from 9.5%, primarily as a result of the factors above.
Interest Expense
Interest expense increased by $3.7 million to $5.9 million during the first nine months of 2012 from $2.2 million during the first nine months of 2011, primarily attributable to the increase of our outstanding indebtedness resulting from the acquisitions of Bruenger, Prime, CTL, D&E, CTW, R&M and EFS.
Income Tax
Income tax provision was $17.4 million during the first nine months of 2012 compared to $11.6 million during the first nine months of 2011. The effective tax rate was 38.3% during the first nine months of 2012 and 38.0% during the first nine months of 2011. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $28.0 million during the first nine months of 2012 compared to $19.0 million during the first nine months of 2011.
Liquidity and Capital Resources
Our primary sources of cash have been cash flows from operations, borrowings under our revolving credit facility, sales of securities, and equity contributions. Our primary cash needs are to fund normal working capital requirements, finance capital expenditures, finance acquisitions and repay our indebtedness. As of September 30, 2012, we had $2.3 million in cash and cash equivalents, $90.1 million of availability under our credit facility, and $52.0 million in net working capital. As we continue to execute on our acquisition strategy, additional financing may be necessary within the next 12 months.
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
Our credit facility consists of a $170.0 million term loan, a revolving credit facility up to a maximum aggregate amount of $125.0 million, of which up to $10.0 million may be used for Swing Line Loans (as defined in our credit agreement) and up to $25.0 million may be used for letters of credit. The credit facility matures on August 3, 2017.
Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.8% or (b) the Base Rate (as defined in our credit agreement), plus an applicable margin in the range of 1.5% to 2.8%.
Our credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of and at all times during the three and nine month periods ended September 30, 2012, we were in compliance with all debt covenants.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$18,298	$13,657
Investing activities	(70,242)	(130,632)
Financing activities	50,951	118,326
Net change in cash and cash equivalents	$(993)	$1,351
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.
The difference between our $28.0 million net income and the $18.3 million cash provided by operating activities during the nine months ended 2012 was primarily attributable to a $20.5 million increase in our accounts receivable, and a $6.3 million increase in prepaid expenses and other assets, partially offset by a $2.3 million increase in accounts payable, a $6.3 million increase in accrued expenses and other liabilities, and a variety of non-cash charges, including $1.0 million of deferred income taxes and $6.8 million of depreciation and amortization.
Cash Flows from Investing Activities
Cash used in investing activities was $70.2 million during the nine months ended 2012, which primarily reflects $59.5 million used for our acquisitions of CTL, D&E, CTW, R&M and EFS, and $12.0 million of capital expenditures used to support our operations offset by the proceeds from the sale of equipment of $1.3 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $51.0 million during the nine months ended 2012, which primarily reflects net borrowings of $56.6 million under our credit facility, payments of $1.4 million for debt issuance costs, proceeds from the issuance of common stock of $0.8 million, payments of $5.0 million for the mandatorily redeemable Series A Preferred Stock, and payments of $0.1 million for capital leases.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS.
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Form 10-K filed with the SEC on March 15, 2012 in analyzing an investment in our common stock. If any of such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could decline, and you could lose all or part of the money you paid for our common stock.
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

10.23
Third Amended and Restated Credit Agreement, dated August 3, 2012, among the Registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto (1)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document(2)

101.SCH*	XBRL Taxonomy Extension Schema Document(2)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(2)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(2)
* Pursuant to Rule 406 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 8, 2012

(2)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Peter R. Armbruster
Peter R. Armbruster
Vice President – Finance, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)
Date: November 8, 2012