Form 10-K
period 2012-12-31
Roadrunner Transportation Systems, Inc.
filed 2013-03-14
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by nonaffiliates of the registrant (12,976,952 shares), based on the closing price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2012 of $16.89, was $219,180,719. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 12, 2013, there were outstanding 35,009,093 shares of the registrant’s Common Stock, par value $.01 per share.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2012.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions or the negatives thereof are intended to identify forward-looking statements. These forward-looking statements represent our current reasonable expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors including, but not limited to, those described in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Annual Report on Form 10-K or future quarterly reports, press releases or company statements will not be realized. In addition, the inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements.
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.
Unless otherwise indicated or unless the context requires otherwise, all references in this document to “RRTS,” “our company,” “we,” “us,” “our,” and similar names refer to Roadrunner Transportation Systems, Inc. and its subsidiaries.

PART I

ITEM 1.	BUSINESS
Overview
We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including customized and expedited less-than-truckload, truckload and logistics, transportation management solutions, intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, and domestic and international air. We utilize a broad third-party network of transportation providers, comprised of independent contractors ("ICs") and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. ICs are individuals or small teams that own or lease their own over-the-road transportation equipment and provide us with dedicated freight capacity. Purchased power providers are unrelated asset-based over-the-road transportation companies that provide us with freight capacity under non-exclusive contractual arrangements. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment (as a percentage of revenues) in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Less-than-Truckload. Our less-than-truckload ("LTL") business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 36 LTL service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe provides us with a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption. Our LTL segment also includes domestic and international air transportation services.
Truckload and Logistics. Within our truckload and logistics ("TL") business, we arrange the pickup, delivery, and inventory management of TL freight through our network of 28 TL service centers, five freight consolidation and inventory management centers, 20 company dispatch offices, and 75 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
Transportation Management Solutions. Within our transportation management solutions ("TMS") business, we offer a “one-stop” transportation and logistics solution, including access to the most cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our TMS offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, and dispatch. Our customized TMS offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service.
Our Industry
Over-the-Road Freight
The over-the-road freight sector includes both private fleets and “for-hire” carriers (ICs and purchased power providers). According to the American Trucking Associations ("ATA"), the U.S. freight sector represented revenue of approximately $746 billion in 2011 and accounted for approximately 81% of domestic freight transportation spend. The ATA estimates that U.S. freight transportation will increase to over $1.2 trillion by 2023. Private fleets consist of tractors and trailers owned and operated by shippers that move their own goods and, according to the ATA, accounted for revenue of approximately $277 billion in 2011. For-hire carriers transport LTL and TL freight belonging to others and, according to the ATA, accounted for revenue of approximately $327 billion in 2011.
LTL carriers specialize in consolidating shipments from multiple shippers into truckload quantities for delivery to multiple destinations. LTL carriers are traditionally divided into two categories — national and regional. National carriers typically focus on two-day or longer service across distances greater than 1,000 miles and often operate without time-definite delivery, while regional carriers typically offer time-definite delivery in less than two days. According to the ATA, the U.S. LTL market generated revenue of approximately $47 billion in 2011.
TL carriers dedicate an entire trailer to one shipper from origin to destination and are categorized by the type of equipment they use to haul a shipper’s freight, such as temperature-controlled, dry van, tank, or flatbed trailers. According to the ATA, excluding private fleets, revenue in the U.S. TL segment was approximately $280 billion in 2011.

Third-Party Logistics
Third-party logistics ("3PL") providers offer TMS and distribution services including the movement and storage of freight and the assembly of inventory. The U.S. 3PL sector revenue increased from approximately $57 billion in 2000 to approximately $134 billion in 2011 (and experienced growth each year during such period other than from 2008 to 2009), according to Armstrong & Associates, a leading supply chain market research firm. In addition, only 10.4% of logistics expenditures by U.S. businesses were outsourced in 2011, according to Armstrong & Associates. We believe that the market penetration of 3PL providers will expand in the future as companies increasingly redirect their resources to core competencies and outsource their transportation and logistics requirements as they realize the cost-effectiveness of 3PL providers.
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
Agent Network and Sales Personnel. While many national asset-based LTL providers are encumbered by the fixed overhead costs associated with owning or leasing most or all of their de-consolidation and delivery facilities, we maintain our variable cost structure through the extensive use of delivery agents. We have a network of over 200 third-party LTL delivery agents that provide cost-effective delivery coverage throughout North America. In addition to our agent network, we market and sell our LTL services through a sales force of over 115 people, consisting of account executives, sales managers, inside sales representatives, and commission sales representatives. In our TL business, we arrange the pickup and delivery of freight either through our growing sales force, 120 dispatchers in 20 offices, or through our network of 75 independent brokerage agents. Brokerage agents complement our network of dispatch offices by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, brokerage agents typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for other costs associated with running their operation. In our TMS business, we have 69 salespeople and commissioned sales agents. We also utilize our LTL sales force to cross-sell our TMS services.
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
Fuel. The transportation industry is dependent upon the availability of adequate fuel supplies and the price of fuel. Fuel prices have fluctuated dramatically over recent years. The weekly per gallon price of diesel fuel ranged from a low of $2.76 in February 2010 to a high of $4.15 in October 2012, according to the U.S. Energy Information Administration. Within our LTL business, our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. Although revenues from fuel surcharges generally offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, our operating margins could be impacted. Within our TL and TMS businesses, we pass fuel costs through to our customers. As a result, our operating income in these businesses is less impacted by changes in fuel prices.

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
Our Strategy
Our goal is to be the leading asset-light transportation and logistics service provider in North America. Our strategy includes continuing to:
Gain New Customers. We continue to expand our customer base, and we will continue to pursue greater market share in the LTL, TL, and TMS markets. Our expansive geographic reach and broad service offering provide us with the ability to add new customers seeking à la carte or “one-stop” transportation and logistics solutions. We also believe the pool of potential new customers will grow as the benefits of third-party transportation management solutions continue to be embraced.
Increase Penetration with Existing Customers. With our comprehensive service offering and large network, we have substantial cross-selling opportunities and the potential to capture a greater share of each customer’s annual transportation and logistics expenditures. We believe that macroeconomic factors will provide us with opportunities to further penetrate existing customers. In 2012, we experienced increased revenue driven by greater shipment volume, change in freight mix, pricing initiatives, and the addition of new customers.
Pursue Selective Acquisitions. The transportation and logistics industry is highly fragmented, consisting of many smaller, regional service providers covering particular shipping lanes and providing niche services. We built our LTL, TL, and TMS platforms in part by successfully completing and integrating a number of acquisitions. We intend to continue to pursue acquisitions that, under our asset-light model, will complement our existing suite of services and extend our geographic reach. Our LTL delivery agents also present an opportunity for growth via acquisition. If we decide to offer outbound LTL service from a new strategic location, we could potentially acquire one of our delivery agents. With a scalable, asset-light business model, we believe we can execute our acquisition strategy with minimal investment in additional infrastructure and overhead.
Expand Truckload Capacity. TL pricing has gradually escalated over the past few years. This occurred as a result of reduced truckload capacity in the over-the-road freight sector, coupled with increased shipping demand. While this pricing escalation increased revenues in our TL business, it had an adverse impact on linehaul costs in our LTL business. In order to mitigate this impact, we implemented initiatives to expand our truckload capacity, such as increasing and expanding utilization of our ICs on lanes most impacted by rising rates, and expanding the number of purchased power providers in our carrier base. We will continue our efforts to recruit and retain additional ICs and expand our carrier base in order to reduce the impact of potential further tightening of industry truckload capacity. In addition, while we plan to maintain minimum asset intensity, we may consider investing in transportation equipment to service select lanes with consistent density if we believe we can achieve an attractive return on investment.
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
Our Services
We are a leading asset-light transportation and logistics service provider offering a full suite of customized transportation solutions with a primary focus on serving the specialized needs of small to mid-size shippers. Because we generally do not own the transportation equipment used to transport our customers’ freight, we are able to focus solely on providing quality service rather than on asset utilization. Our customers generally communicate their freight needs to one of our transportation specialists on a shipment-by-shipment basis via telephone, fax, Internet, e-mail, or electronic data interchange. We leverage a diverse group of third-party carriers and ICs to provide scalable capacity and reliable service to our extensive customer base in North America.

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
As the diagram below illustrates, we utilize a point-to-point LTL model that is differentiated from the traditional, asset-based hub and spoke LTL model. Our model does not require intermediate handling at a break-bulk hub (a large terminal where freight is offloaded, sorted, and reloaded), which we believe represents a competitive advantage in terms of timeliness, lower incidence of damage, and reduced fuel consumption. For example, we can transport LTL freight from Cleveland, Ohio to Los Angeles, California without stopping at a break-bulk hub, while the same shipment traveling through a traditional hub and spoke LTL model may likely be unloaded and reloaded at break-bulk hubs in Akron, Ohio and Adelanto, California prior to reaching its destination.
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

We believe our model allows us to offer LTL average transit times more comparable to that of deferred air freight service than to standard national LTL service, yet more cost-effective. Key aspects of our LTL service offering include the following:

•
Pickup. In order to stay as close as possible to our customers, we prefer to handle customer pickups whenever cost-effective. We generally pick up freight within 150 miles of one of our service centers, primarily utilizing city ICs. Although we generally do not own the tractors or other powered transportation equipment used to transport our customers’ freight, we own or lease trailers for use in local city pickup and delivery (not for linehaul or our other LTL operations). In 2012, we picked up approximately 80% of our customers’ LTL shipments. The remainder was handled by agents with whom we generally have long-standing relationships.

•
Consolidation at Service Centers. Key to our model is a network of 36 LTL service centers, as illustrated by the map below, that we lease in strategic markets throughout the United States. At these service centers, numerous smaller LTL shipments are unloaded, consolidated into truckload shipments, and loaded onto a linehaul unit scheduled for a destination city. In order to continuously emphasize optimal load building and enhance operating margins, dock managers review every load before it is dispatched from one of our service centers.

•
Linehaul. Linehaul is the longest leg of the LTL shipment process. In dispatching a load, a linehaul coordinator at one of our service centers uses our technology system to optimize cost-efficiency and service by assigning the load to the appropriate third-party transportation provider, either an IC or purchased power. Approximately 46% of our linehaul shipments were handled by our 660 dedicated LTL ICs in 2012. As industry-wide freight capacity tightens, we believe our recruitment and retention efforts will allow us to increase IC utilization in order to maintain service and cost stability.

•
De-consolidation and Delivery. Within our unique model, linehaul shipments are transported to our service centers, delivery agents, or direct to end users without stopping at a break-bulk hub, as is often necessary under the traditional, asset-based hub and spoke LTL model. This generally reduces physical handling and damage claims, and reduces delivery times by one to three days on average. In 2012, we delivered approximately 25% of LTL shipments through our service centers, 74% through our delivery agents, and 1% direct to end users.

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

LTL Service Center & Delivery Agent Network

Alaska
LTL Delivery Agents
RRTS LTL Service Center

Truckload and Logistics
We are a leading TL business operation in North America in terms of revenue. We provide a comprehensive range of TL solutions for our customers by leveraging our broad base of third-party carriers who operate temperature-controlled, dry van, and/or flatbed capacity. Although we specialize in the transport of refrigerated foods, poultry, and beverages, we also provide a variety of TL transportation solutions for dry goods ranging from paper products to steel, as well as flatbed service for larger industrial load requirements. Our intermodal capabilities include drayage, which is the transport of freight between ocean ports or rail ramps and shipping docks. We arrange the pickup and delivery of TL freight through our 28 TL service centers, five freight consolidation and inventory management centers, 20 company dispatch offices (operated by our employees), or through our network of 75 independent brokerage agents. Our dispatch offices and brokerage agents are located throughout the United States and Canada, as illustrated on the map below.

Company Dispatchers and Inside Sales. Our 120 company brokers, whom we refer to as dispatchers, not only engage in the routing and selection of our transportation providers, but also supplement our growing internal TL sales force. Inside sales personnel and company dispatchers are responsible for managing existing customer relationships and generating new customer relationships. Because the performance of these individuals is essential to our success, we offer attractive incentive-based compensation packages that we believe keep our dispatchers and sales force motivated, focused, and service-oriented.
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

Brokerage Agent Expansion. We believe we offer brokerage agents a very attractive partnership opportunity. We offer access to our reliable network of over 2,800 ICs and employee drivers and broad base of purchased power providers and invest in the working capital required to pay these carriers promptly and assume collection responsibility. We believe this has contributed to our reputation for quality and reliable service, as well as to the consistent growth of our brokerage agent network. During 2012, our TL brokerage agent network consisted of 75 agents. Additionally, 29 of our brokerage agents each generated more than $1 million in revenue in 2012. We believe our increased development efforts and attractive value proposition will allow us to further expand our brokerage agent network and enhance the growth of our TL business.
Transportation Management Solutions
Our TMS offering is designed to provide comprehensive or à la carte 3PL services. We provide the necessary operational expertise, information technology capabilities, and relationships with third-party transportation providers to meet the unique needs of our customers. For customers that use the most comprehensive service plans, we complement their internal logistics and transportation management personnel and operations, enabling them to redirect resources to core competencies, reduce internal transportation management personnel costs, and, in many cases, achieve substantial annual freight savings. Key aspects of our TMS capabilities include the following:

•
Procurement. After an in-depth consultation and analysis with our customer to identify cost savings opportunities, we develop an estimate of our customer’s potential savings and cultivate a plan for implementation. If necessary, we manage a targeted bid process based on the customer’s traffic lanes, shipment volumes, and product characteristics, and negotiate rates with reputable carriers. In addition to a cost-efficient rate, the customer receives a summary of projected savings as well as our carrier recommendation.

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

•
Performance Reporting and Improvement Analysis. Customers utilizing our web reporting system have the ability to query freight bills, develop customized reports online, and access data to assist in financial and operational reporting and planning. Our specialists are also actively driving process improvement by continuously using our technology to identify incremental savings opportunities and efficiencies for our customers.

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

Capacity
We offer scalable capacity and reliable service to our extensive customer base in North America through a diverse third-party network of transportation providers. Our various transportation modes include LTL, TL and intermodal, and domestic and international air. No single carrier accounted for more than 3% of our 2012 purchased transportation costs. We ensure that each carrier is properly licensed and we regularly monitor their capacity, reliability, and pricing trends. Enhanced visibility provided by our technology systems allows us to leverage the competitive dynamics within our network to renegotiate freight rates and provide our customers with more cost-effective transportation solutions while enhancing our operating margins.
We continuously focus on building and enhancing our relationships with reliable transportation providers to ensure that we not only secure competitive rates, but that we also gain access to consistent capacity, especially during peak shipping seasons. These relationships are critical to our success based on our asset-light business model. We typically pay our third-party carriers either a contracted per mile rate or the cost of a shipment less our contractually agreed-upon commission, and generally pay within seven to ten days from the delivery of a shipment. We pay our third-party carriers promptly in order to drive loyalty and reliable capacity.
Our third-party network of transportation providers can be divided into the following groups:
Independent Contractors. ICs are a key part of our long-term strategy to maintain service and provide cost stability. As of December 31, 2012, we had over 2,300 ICs, which consisted of over 1,800 linehaul and intermodal services ICs and almost 500 local delivery ICs. In selecting our ICs, we adhere to specific screening guidelines in terms of safety records, length of driving experience, and personnel evaluations. In the event of tightening of over-the-road freight capacity, we believe we are well positioned to increase our utilization of ICs as a cost-effective and reliable solution.
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
Delivery Agents. For the de-consolidation and delivery stages of our LTL shipment process, our network of 36 LTL service centers is complemented by over 200 delivery agents. The use of delivery agents is also a key part of our long-term strategy to maintain a variable cost, scalable operating model with minimal overhead.
Intermodal Capabilities. We maintain intermodal capability within our TL segment and through relationships with third-party carriers who rent capacity on Class 1 railroads throughout North America. Intermodal transportation rates are typically negotiated between us and the capacity provider on a customer-specific basis.
Domestic/International Air Carriers. We operate under an exclusive arrangement with ICAT Logistics, a third-party provider, to provide domestic/international air freight services to our customers. Under our arrangement, ICAT Logistics is responsible for all services, and we receive a commission based on a percentage of the total bill. In 2012, our domestic/international air freight services represented less than 1% of our LTL revenues.
Customers
Our goal is to establish long-term customer relationships and achieve year-over-year growth in recurring business by providing reliable, timely, and cost-effective transportation and logistics solutions. While we possess the scale, operational expertise, and capabilities to serve shippers of all sizes, we focus primarily on small to mid-size shippers, which we believe represent a large and underserved market. We serve an extensive customer base within a variety of end markets, with no customer accounting for more than 3% of 2012 revenue and no industry sector accounting for more than 20% of 2012 revenue. Our customer growth was primarily driven by our sales team and a focus on shippers seeking to reduce their exposure to asset-based logistics providers. We believe this reduces our exposure to a decline in shipping demand from any customer and a cyclical downturn within any end market.
Sales and Marketing
In addition to our 75 independent brokerage agents, we currently market and sell our transportation and logistics solutions through over 200 sales personnel located throughout the United States and Canada. We are focused on actively expanding our sales force to new geographic markets where we lack a strong presence. Our objective is to leverage our collective, national sales force to sell our full suite of transportation services. We believe this will allow us to capture a greater share of a shipper’s annual transportation and logistics expenditures.
Our sales force can be categorized by primary service offering:

•	Less-than-Truckload. Our LTL sales force of 115 people consists of account executives, sales managers, inside sales representatives, and commission sales agents.

•
Truckload and Logistics. We have 120 dispatchers and 75 independent brokerage agents located primarily in the eastern United States and Canada. Additionally, we have a sales force of over 20 people consisting of sales managers and inside sales representatives. We believe that this sales structure enables our salespeople to better serve our customers by developing an understanding of local and regional market conditions, as well as the specific transportation and logistics issues facing individual customers. Our dispatchers, brokerage agents, and sales force seek additional business from existing customers and pursue new customers based on this knowledge and an understanding of the value proposition we can provide.

•
Transportation Management Solutions. We have 69 TMS salespeople and commissioned sales agents. We also utilize our LTL sales force to enhance the market reach and penetration of our TMS offering and to capitalize on the opportunity to cross-sell a broader menu of services to new and existing customers.

Competition
We compete in the North American transportation and logistics services sector. Our marketplace is extremely competitive and highly fragmented. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers, many of whom have larger customer bases and more resources than we do.
In our markets, we compete with global asset-based integrated logistics companies such as FedEx Corporation and United Parcel Service, Inc., against whom we compete in all of our service lines; asset-based freight haulers, such as Arkansas Best Corporation, Con-Way, Inc., Old Dominion Freight Line Inc., and YRC Worldwide, Inc., against whom we compete in our core LTL and TL service offerings; non-asset based and asset-light freight brokerage companies, such as C.H. Robinson Worldwide, Inc. and Landstar System, Inc., against whom we compete in our core LTL and TL service offerings; 3PL providers that offer comprehensive transportation management solutions, such as Schneider Logistics, Inc. and Transplace, Inc., against whom we compete in our TMS offering; and smaller, niche transportation and logistics companies that provide services within a specific geographic region or end market.
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
Our LTL operation utilizes a web-based system with customized software applications to support every aspect of our LTL model and manage our broad carrier base from pickup through final delivery. Our corporate headquarters and service centers are completely integrated, allowing real-time data to flow between locations. Additionally, we make extensive use of electronic data interchange ("EDI") to allow our service centers to communicate electronically with our carriers’ and customers’ internal systems. We offer our EDI-capable customers a paperless process, including document imaging and shipment tracking and tracing. As part of our ongoing initiative to enhance our information technology capabilities, our LTL operation has developed a proprietary carrier selection tool used to characterize carriers based on total cost to maximize usage of the lowest available linehaul rates.
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
Employees
As of December 31, 2012, we employed 2,395 personnel, which included 32 management personnel, 136 sales and marketing personnel, 1,232 operations and other personnel, 556 employee drivers, and 439 dock personnel. None of our employees are covered by a collective bargaining agreement and we consider relations with our employees to be good.
Regulation
The federal government has substantially deregulated the provision of ground transportation and logistics services via the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization Act of 1994, and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although states have the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls imposed by the Department of Transportation ("DOT") and its agencies, such as the Federal Motor Carrier Safety Administration ("FMCSA"). Motor carrier, freight forwarding, and freight brokerage operations are subject to safety, insurance, and bonding requirements prescribed by the DOT and various state agencies. Any air freight business is subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration.
We are also subject to various environmental and safety requirements, including those governing the handling, disposal, and release of hazardous materials, which we may be asked to transport in the course of our operations. If hazardous materials are released into the environment while being transported, we may be required to participate in, or may have liability for response costs and the remediation of such a release. In such case, we also may be subject to claims for personal injury, property damage, and damage to natural resources. Our business is also subject to changes in legislation and regulations, which can affect our operations and those of our competitors. For example, new laws and initiatives to reduce and mitigate the effects of greenhouse gas emissions could significantly impact the transportation industry. Future environmental laws in this area could adversely affect our ICs’ costs and practices and consequently, our operations.
We are also subject to the Compliance, Safety, and Accountability Program ("CSA"), which is the FMCSA safety program designed to improve large truck and bus safety and ultimately reduce crashes. CSA is an enforcement and compliance model that involves assessments of a motor carrier's on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety performance in the following categories: unsafe driving; hours-of-service compliance; driver fitness; controlled substances/alcohol; vehicle maintenance; hazardous material compliance; and crash indicator. The evaluations are then used by the FMCSA to select carriers for audit and other interventions.

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
Executive Officers
The following table sets forth certain information regarding our executive officers as of December 31, 2012:

Mark A. DiBlasi	57	President, Chief Executive Officer, and Director
Peter R. Armbruster	54	Vice President — Finance, Chief Financial Officer, Treasurer, and Secretary
Brian J. van Helden	44	President — Truckload and Logistics
Scott L. Dobak	50	President — Less-than-Truckload and Transportation Management Solutions
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
Scott L. Dobak has served as our President — Less-than-Truckload since June 2011 and Transportation Management Solutions since November 2012. Mr Dobak previously served as the Vice President — Sales and Marketing from January 2007 to May 2011. Prior to joining our company, Mr. Dobak served as Vice President — Corporate Sales for Yellow Transportation, Inc. where he was responsible for the $1.5 billion-revenue Corporate Sales Division from December 2000 to January 2007. Mr. Dobak was the Regional Vice President of Sales and Marketing — Chicago from July 1997 to December 2000 with Yellow Transportation, Inc. Prior to that, Mr. Dobak served as an Area General Manager for Yellow Transportation, Inc. from January 1995 to July 1997.
Available Information
Our principal executive offices are located at 4900 S. Pennsylvania Ave., Cudahy, Wisconsin 53110, and our telephone number is (414) 615-1500. Our website address is www.rrts.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (“SEC”).

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings required by the SEC. Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
The public may read and copy any materials we file with, or furnish to, the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS
You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
A decrease in levels of capacity in the over-the-road freight sector could have an adverse impact on our business.
We believe the over-the-road freight sector has experienced levels of excess capacity. The current operating environment in the over-the-road freight sector resulting from the economic downturn, fluctuating fuel costs, industry-specific regulations (such as the FMCSA's CSA program and hours-of-service rules, as well as required but not yet finalized changes implemented under MAP 21), and other economic factors are causing a tightening of capacity in the sector generally, and in our carrier network specifically, which could have an adverse impact on our ability to execute our business strategy and on our business.
One or more significant claims, our failure to adequately reserve for such claims, or the cost of maintaining our insurance could have an adverse effect on our results of operations.
We use the services of thousands of transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are involved in accidents and goods carried by these drivers are lost or damaged, and the carriers may not have adequate insurance coverage. Such accidents usually result in equipment damage and, unfortunately, can also result in injuries or death. Although these drivers are not our employees and all of these drivers are ICs or work for third-party carriers, from time to time claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, workers’ compensation claims, or unfavorable resolutions of any such claims could adversely affect our results of operations to the extent claims are not covered by our insurance or such losses exceed our reserves. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability and have an adverse effect on our results of operations.
Fluctuations in the price or availability of fuel, a prolonged continuation in the upward trend of fuel prices, and limitations on our ability to collect fuel surcharges may adversely affect our results of operations.
We are subject to risks associated with fuel charges from our ICs and purchased power providers in our LTL and TL businesses. The tractors operated by our ICs and purchased power providers require large amounts of diesel fuel and the availability and price of diesel fuel are subject to political, economic, and market factors that are outside of our control. The weekly per-gallon price of diesel fuel has been on an upward trend since 2010. The weekly per-gallon price of diesel fuel ranged from a low of $2.76 in February 2010 to a high of $4.15 in October 2012, according to the U.S. Energy Information Administration. Our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to assess our fuel surcharges. At the request of our customers, we have at times temporarily capped the fuel surcharges at a fixed percentage pursuant to contractual arrangements that vary by customer. Currently, less than 1% of our customers have contractual arrangements with varying levels of capped fuel surcharges. If fuel surcharge revenue programs, base freight rate increases, or other cost-recovery mechanisms do not offset our exposure to rising fuel costs, our results of operations could be adversely affected.
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

Our indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of December 31, 2012, we had indebtedness of $161.5 million. We may incur additional indebtedness in the future, including any additional borrowings available under our senior credit facility. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

•	reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities, and other purposes;

•
limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•	limiting our ability to borrow additional funds;

•	increasing our vulnerability to general adverse economic and industry conditions; and

•	failing to comply with the covenants in our debt agreements could result in all of our indebtedness becoming immediately due and payable.
Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business as well as general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us under our senior credit facility or otherwise in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition, and ability to expand our business may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity.
Our reliance on ICs to provide transportation services to our customers could limit our expansion.
Our transportation services are conducted in part by ICs, who are generally responsible for paying for their own equipment, fuel, and other operating costs. Our ICs are responsible for providing the tractors and generally the trailers they use related to our business. Certain factors such as increases in fuel costs, insurance costs and the cost of new and used tractors, reduced financing sources available to ICs for the purchase of equipment, or the impact of CSA and hours-of-service rules could create a difficult operating environment for ICs. Turnover and bankruptcy among ICs in the over-the-road freight sector often limit the pool of qualified ICs and increase the competition among carriers for their services. If we are required to increase the amounts paid to ICs in order to obtain their services, our results of operations could be adversely affected to the extent increased expenses are not offset by higher freight rates. Additionally, our agreements with our ICs are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified ICs to replace those who have left our pool. If we are unable to retain our existing ICs or recruit new ICs, our results of operations and ability to expand our business could be adversely affected.
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
Our business depends to a large extent on our ability to provide consistent, high quality, technology-enabled transportation and logistics solutions. We generally do not own or control the transportation assets that deliver our customers’ freight, and we generally do not employ the people directly involved in delivering the freight. We rely on third parties to provide less-than-truckload, truckload and intermodal brokerage, and domestic and international air services and to report certain information to us, including information relating to delivery status and freight claims. This reliance could cause delays in providing our customers with timely delivery of freight, and important service data, as well as in the financial reporting of certain events, including recognizing revenue and recording claims. If we are unable to secure sufficient transportation services to meet our customer commitments, or if any of the third parties we rely on do not meet our needs or expectations, or those of our customers, our results of operations could be adversely affected, and our customers could switch to our competitors temporarily or permanently.
The cost of compliance with, liability for violations of, or modifications to existing or future governmental regulations could adversely affect our business and results of operations.
Our operations are subject to certain federal, state, and local regulatory requirements. These regulations and requirements are subject to change based on new legislation and regulatory initiatives, which could affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. The DOT and its agencies, such as the FMCSA, and various state and local agencies exercise broad powers over our business, generally governing such activities as engaging in motor carrier operations, freight forwarding, and freight brokerage operations, as well as regulating safety. As a motor carrier authorized by the DOT, we must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, driver qualification, and hours-of-service requirements. There are also regulations specifically relating to the trucking industry, including testing and specifications of equipment, product handling requirements, and hazardous material requirements. Additionally, we must comply with certain safety, insurance, and bonding requirements promulgated by the DOT and various state agencies. Compliance with existing, new, or more stringent measures could disrupt or impede the timing of our deliveries and our ability to satisfy the needs of our customers. In addition, we may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. The cost of compliance with existing or future measures could adversely affect our results of operations. Further, we could become subject to liabilities as a result of a failure to comply with applicable regulations.
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
Our business relies on our technology systems to track and store externally and internally generated market data, analyze the capabilities of our carrier network, and recommend cost-effective carriers in the appropriate transportation mode. To keep pace with changing technologies and customer demands in the future, we must correctly interpret and address market trends and enhance the features and functionality of our technology systems in response to these trends. We may be unable to implement the appropriate features and functionality of our technology systems in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenue.

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
The transportation industry is subject to seasonal sales fluctuations as shipments are generally lower during and after the winter holiday season. The productivity of our carriers historically decreases during the winter season because companies have the tendency to reduce their shipments during that time and inclement weather can impede operations. At the same time, our operating expenses could increase because harsh weather can lead to increased accident frequency rates and increased claims. If we were to experience lower-than-expected revenue during any such period, our expenses may not be offset, which could have an adverse impact on our results of operations.
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
A portion of our TL business is involved with inventory and freight management for customers whose products are shipped to a limited number of big box retailers. Should these big box retailers change their supply chain practices and direct our customers to deliver product via another source, such change could have a negative impact on our TL business.
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
The price of our common stock on The New York Stock Exchange constantly changes. We expect that the market price of our common stock will continue to fluctuate. Our share price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

•	actual or anticipated variations in earnings, financial or operating performance, or liquidity;

•	changes in analysts’ recommendations or projections;

•	failure to meet analysts’ projections;

•	general economic and capital market conditions;

•	announcements of developments related to our business;

•	operating and stock performance of other companies deemed to be peers;

•	actions by government regulators;

•	news reports of trends, concerns, and other issues related to us or our industry, including changes in regulations; and

•	other factors described in this “Risk Factors” section.
Our common stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices.
Our current principal stockholders continue to have significant influence over us, and they could delay, deter, or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.
Investment funds affiliated with HCI Equity Partners, L.L.C. together beneficially owned approximately 46.2% of our outstanding common stock as of December 31, 2012 and Eos Partners, L.P. and affiliated investment funds together beneficially owned approximately 10.9% of our outstanding common stock as of December 31, 2012. In addition, three of our directors are affiliated with HCI Equity. As a result, these stockholders will have significant influence over the election of our board of directors and our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such a transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders or could limit the price that some investors might be willing to pay in the future for shares of our common stock. The interests of these stockholders may not always coincide with our interests as a company or the interests of our other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.
Provisions in our certificate of incorporation, our bylaws, and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover, and adversely affect existing stockholders.
Our certificate of incorporation, our bylaws, and the Delaware General Corporation Law contain provisions that may make it more difficult or delay attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. These include provisions limiting the stockholders' powers to remove directors or take action by written consent instead of at a stockholders' meeting. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. In addition, our certificate of incorporation provides for our board to be divided into three classes, serving staggered terms. The classified board provision could have the effect of discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. Delaware law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”
These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
Our corporate, LTL, and TL headquarters, where senior management resides, is located in Cudahy, Wisconsin, where we lease 28,824 square feet of space. The primary functions performed at this location are accounting, treasury, marketing, human resources, linehaul support, claims, safety, and information technology support. We lease 24,000 square feet of space in Hudson, Ohio, which houses our TMS headquarters.
We lease 29 of our 36 service centers for our LTL business throughout the United States, each of which is interactively connected. Each service center manages and is responsible for the freight that originates in its service area. The typical service center is configured to perform cross-dock and limited short-term warehouse operations. For our TL business, we own one office for operations in Maine and lease 18 of our 20 company dispatch offices throughout the United States and Canada. We own one and lease 27 of our 28 TL service centers throughout the Unites States and lease five freight consolidation and inventory management centers throughout the United States. In addition, for our TMS business, we own one and lease two service centers throughout the northeast region of the United States.
We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate leasing additional space as needed to accommodate our growth.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
Our common stock has been trading on The New York Stock Exchange under the symbol “RRTS” since May 13, 2010. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as quoted on The New York Stock Exchange.

	High	Low
Fiscal 2012:
First quarter	$18.59	$14.16
Second quarter	$19.06	$15.37
Third quarter	$19.13	$16.00
Fourth quarter	$18.92	$15.00
Fiscal 2011:
First quarter	$15.07	$12.74
Second quarter	$15.70	$13.22
Third quarter	$16.75	$12.48
Fourth quarter	$17.40	$12.66
Fiscal 2010:
First quarter	N/A	N/A
Second quarter	$14.47	$13.25
Third quarter	$15.05	$10.67
Fourth quarter	$14.89	$10.34
Stockholders
As of March 12, 2013, there were approximately 39 holders of record of our common stock. On March 12, 2013, the closing sale price of our common stock on The New York Stock Exchange was $22.93 per share.
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
Performance Graph
The following line graph compares cumulative total shareholder returns for the period from May 13, 2010 through December 31, 2012 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Transportation Index. The graph assumes an investment of $100 on May 13, 2010, which is the first day on which our stock was listed on The New York Stock Exchange. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Transportation Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graph will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

*	$100 invested on May 13, 2010 in stock or April 30, 2010 in index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following presents selected financial data for each fiscal year in the five-year period ended December 31, 2012. As our past operating results are not necessarily indicative of our future operating results, and since the consolidated statement of operations includes the results of operations of our acquired companies since the date of their acquisition, you should read the selected financial data below in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K, including Note 2 thereto.

	Year Ended December 31,
	2012	2011	2010	2009	2008(1)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$1,073,354	$843,627	$632,018	$483,322	$565,907
Purchased transportation costs	753,459	620,343	494,045	378,858	453,953
Personnel and related benefits	119,955	87,178	61,853	52,621	58,282
Other operating expenses	120,718	83,625	41,168	33,988	39,099
Depreciation and amortization	9,499	4,978	3,114	2,967	2,465
Acquisition transaction expenses	773	1,368	569	1,148	—
Restructuring and IPO related expenses	—	—	1,500	—	3,416
Operating income	68,950	46,135	29,769	13,740	8,692
Interest on long-term debt	7,981	4,135	7,954	13,226	12,969
Dividends on preferred stock subject to mandatory redemption	49	200	200	200	200
Loss on early extinguishment of debt	—	—	15,916	—	—
Income (loss) before provision (benefit)for income taxes	60,920	41,800	5,699	314	(4,477)
Provision (benefit) for income taxes	23,390	15,929	2,108	337	(1,139)
Net income (loss)	37,530	25,871	3,591	(23)	(3,338)
Accretion of Series B preferred stock	—	—	765	1,950	—
Net income (loss) available to common stockholders	$37,530	$25,871	$2,826	$(1,973)	$(3,338)
Earnings (loss) per share available to common stockholders:
Basic	$1.21	$0.85	$0.11	$(0.11)	$(0.20)
Diluted	$1.16	$0.82	$0.11	$(0.11)	$(0.20)
Weighted average common stock outstanding:
Basic	31,040	30,432	25,779	17,656	17,061
Diluted	32,425	31,545	26,777	17,656	17,061
Consolidated Balance Sheet Data (at end of period):
Total assets	$700,808	$543,718	$348,297	$333,281	$285,883
Total debt (including current maturities)	161,500	136,500	20,500	138,935	106,254
Series A preferred stock subject to mandatory redemption	—	5,000	5,000	5,000	5,000
Redeemable common stock	—	—	—	1,740	1,740
Total stockholders’ investment	392,079	295,953	265,689	139,643	129,987
Other Data:
EBITDA(2)	$78,449	$51,113	$16,967	$16,707	$11,157
Capital expenditures (3)	16,889	10,105	2,500	2,292	1,168
Working capital — current assets less current liabilities (end of period)	64,097	42,845	42,383	18,038	12,537
Net cash provided by operating activities	36,723	33,164	2,110	778	802
Net cash used in investing activities	(103,607)	(140,530)	(1,080)	(34,216)	(27,208)
Net cash provided by (used in) financing activities	75,477	109,685	(2,210)	34,214	27,006

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

(2)
EBITDA represents earning before interest, taxes, depreciation, and amortization. We use EBITDA as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of EBITDA eliminates the effects of financing, income taxes, and the accounting effects of capital spending. These items may vary for different companies for reason unrelated to the overall operating performance of a company’s business. EBITDA is not a financial measure presented in accordance with U.S. generally accepted accounting principles, or GAAP. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•
although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our results of operations under GAAP. See the consolidated statements of operations included in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The following is a reconciliation of EBITDA from net income (loss):

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Net income (loss)	$37,530	$25,871	$3,591	$(23)	$(3,338)
Plus: Provision (benefit) for income taxes	23,390	15,929	2,108	337	(1,139)
Plus: Total interest expense	8,030	4,335	8,154	13,426	13,169
Plus: Depreciation and amortization	9,499	4,978	3,114	2,967	2,465
EBITDA	$78,449	$51,113	$16,967	$16,707	$11,157
The following expenses have not been added to net income (loss) in the calculation of EBITDA above:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Loss on early extinguishment of debt	$—	$—	$15,916	$—	$—
Restructuring and IPO related expenses	—	—	1,500	—	3,416
Acquisition transaction expenses	773	1,368	569	1,148	—

(3)	The total capital expenditures for the year ended December 31, 2012 includes both the cash ($15.1 million) and non-cash ($1.7 million) portions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This financial review presents our operating results for each of our three most recent fiscal years and our financial condition as of December 31, 2012. You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. “Risk Factors.”
Overview
We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including customized and expedited LTL, TL, TMS, intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, and domestic and international air. We utilize a broad third-party network of transportation providers, comprised of ICs and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment (as a percentage of revenues) in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 36 LTL service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe provides us with a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption. Our LTL segment also includes domestic and international air transportation services.
Truckload and Logistics. Within our TL business, we arrange the pickup, delivery, and inventory management of TL freight through our network of 28 TL service centers, five freight consolidation and inventory management centers, 20 company dispatch offices, and 75 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
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
Recent Acquisitions
In February 2012, we acquired all of the outstanding stock of Capital Transportation Logistics (“CTL”) for the purpose of expanding our presence within the TMS segment. Headquartered in New Hampshire, CTL primarily provides transportation management solutions on LTL freight as well as truckload brokerage and freight bill audit and payment services. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
In April 2012, we acquired all of the outstanding stock of Grundman Holdings, Inc., which wholly owned both D&E Transport, Inc. and D&E Leasing, Inc. (collectively, “D&E”), for the purpose of expanding our presence within the TL segment. Headquartered in Minnesota, D&E is an asset-light flatbed carrier focused primarily on food and agricultural products. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
In June 2012, we acquired all of the outstanding stock of CTW Transport (“CTW”) for the purpose expanding our presence within the TL segment. Headquartered in Massachusetts, CTW focuses primarily on refrigerated food products. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
In August 2012, we acquired all of the operating assets of R&M Transportation and all of the outstanding stock of Sortino Transportation (collectively, “R&M”) for the purpose of expanding our presence within the TL segment. Headquartered in Nebraska, R&M is an asset-light carrier focused primarily on refrigerated truckload services. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

In August 2012, we acquired all of the outstanding stock of Expedited Freight Systems, Inc. ("EFS") for the purpose of expanding our presence within the LTL segment. EFS is a Midwest regional overnight LTL provider based in Wisconsin. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
In November 2012, we acquired all of the outstanding stock of Central Cal Transportation (“Central Cal”) for the purpose of expanding our presence within the TL segment. Headquartered in Northern California, Central Cal is an intermodal carrier focused primarily on the transportation of agricultural products and commodities. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
In November 2012, we acquired all of the outstanding stock of Brandon Carrier Group, Inc. ("A&A"), a truckload service provider headquartered in South Dakota, for the purpose of expanding our presence within the TL segment. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
In December 2012, we acquired all of the outstanding stock of Direct Connection Transportation ("DCT"), a non-asset truckload service provider headquartered in Arizona, for the purpose of expanding our presence within the TL segment. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

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
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. We have four reporting units for our three operating segments. We have one reporting unit for our LTL and TMS segments and two reporting units for our TL segment as this is the lowest level for which discrete financial information is prepared and regularly reviewed by segment management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of our impairment test, the fair value of our reporting units are calculated based upon an average of an income fair value approach and market fair value approach. Based on the test performed in 2012, we concluded that the fair value for all reporting units was significantly in excess of the respective reporting unit’s carrying value.
Other intangible assets recorded consist of definite-lived customer lists. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable.
Revenue Recognition
LTL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; and collection of revenue is reasonably assured. We use a percentage of services completed method to recognize revenue, which results in an allocation of revenue between reporting periods based on the distinctive phases of each LTL transaction completed in each reporting period, with expenses recognized as incurred. We believe that this is the most appropriate method for LTL revenue recognition based on the multiple distinct phases of a typical LTL transaction, which is in contrast to the single phase of a typical TL transaction.
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

Results of Operations
The following table sets forth, for the periods indicated, summary LTL, TL, TMS, corporate, and consolidated statement of operations data. Such revenue data for our LTL, TL, and TMS business segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our LTL, TL, and TMS business segments are expressed as a percentage of segment revenues. Total statement of operations and corporate and eliminations data are expressed as a percentage of consolidated revenues.

	Year Ended December 31, 2012
	2012		2011		2010
	(Dollars in thousands)
Revenues:
LTL	$511,006	47.6%	$466,823	55.3%	$409,914	64.9%
TL	476,638	44.4%	301,279	35.7%	158,724	25.1%
TMS	91,558	8.5%	79,188	9.4%	65,902	10.4%
Eliminations	(5,848)	(0.5)%	(3,663)	(0.4)%	(2,522)	(0.4)%
Total	1,073,354	100.0%	843,627	100.0%	632,018	100.0%
Purchased transportation costs:
LTL	373,723	73.1%	352,890	75.6%	307,721	75.1%
TL	320,214	67.2%	212,439	70.5%	140,380	88.4%
TMS	65,370	71.4%	58,677	74.1%	48,466	73.5%
Eliminations	(5,848)	(0.5)%	(3,663)	(0.4)%	(2,522)	(0.4)%
Total	753,459	70.2%	620,343	73.5%	494,045	78.2%
Net revenues (1):
LTL	137,283	26.9%	113,933	24.4%	102,193	24.9%
TL	156,424	32.8%	88,840	29.5%	18,344	11.6%
TMS	26,188	28.6%	20,511	25.9%	17,436	26.5%
Total	319,895	29.8%	223,284	26.5%	137,973	21.8%
Other operating expenses (2):
LTL	99,359	19.4%	87,890	18.8%	78,856	19.2%
TL	120,048	25.2%	66,228	22.0%	11,141	7.0%
TMS	14,883	16.3%	12,222	15.4%	11,458	17.4%
Corporate	7,156	0.7%	5,831	0.7%	3,635	0.6%
Total	241,446	22.5%	172,171	20.4%	105,090	16.6%
Depreciation and amortization:
LTL	2,422	0.5%	1,718	0.4%	1,676	0.4%
TL	6,306	1.3%	2,572	0.9%	744	0.5%
TMS	771	0.8%	688	0.9%	694	1.1%
Total	9,499	0.9%	4,978	0.6%	3,114	0.5%
Operating income:
LTL	35,502	6.9%	24,325	5.2%	21,661	5.3%
TL	30,070	6.3%	20,040	6.7%	6,459	4.1%
TMS	10,534	11.5%	7,601	9.6%	5,284	8.0%
Corporate	(7,156)	(0.7)%	(5,831)	(0.7)%	(3,635)	(0.6)%
Total	68,950	6.4%	46,135	5.5%	29,769	4.7%
Total interest expense	8,030	0.7%	4,335	0.5%	8,154	1.3%
Loss on early extinguishment of debt	—	—%	—	—%	15,916	2.5%
Income before provision for income taxes	60,920	5.7%	41,800	5.0%	5,699	0.9%
Provision for income taxes	23,390	2.2%	15,929	1.9%	2,108	0.3%
Net income	37,530	3.5%	25,871	3.1%	3,591	1.2%
Accretion of Series B preferred stock	—	—%	—	—%	765	0.1%
Net income available to common stockholders	$37,530	3.5%	$25,871	3.1%	$2,826	0.4%
(1) Reflects revenues less purchased transportation costs.
(2) Reflects the sum of personnel and related benefits, other operating expenses, acquisition transaction expenses, and restructuring and IPO related expenses.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenues
Consolidated revenues increased by $229.8 million, or 27.2%, to $1,073.4 million in 2012 from $843.6 million in 2011, more than half of which was attributable to the impact of recent acquisitions.
LTL revenues increased by $44.2 million, or 9.5%, to $511.0 million in 2012 from $466.8 million in 2011. This reflected the acquisition of EFS, which contributed revenues of $9.2 million, and year-over-year LTL tonnage growth of 8.9%, driven by a 9.7% increase in the number of LTL shipments. These increases were slightly offset by a 0.7% decline in weight per shipment. Our LTL tonnage increase was primarily due to new customer growth.
TL revenues increased by $175.3 million, or 58.2%, to $476.6 million in 2012 from $301.3 million in 2011. This growth was primarily driven by the 2011 acquisitions of Morgan Southern, Bruenger, James Brooks, and Prime, and the 2012 acquisitions of D&E, CTW, R&M, Central Cal, A&A, and DCT, which collectively contributed $142.7 million of the revenue increase. The remaining $32.6 million of the revenue increase was driven primarily by increases in market pricing and load growth as well as increased utilization of the broker agent network.
TMS revenues increased by $12.4 million, or 15.6%, to $91.6 million in 2012 from $79.2 million in 2011, primarily as a result of new and existing customer growth and the acquisition of CTL, which contributed revenues of $5.4 million in 2012.
Purchased Transportation Costs
Purchased transportation costs increased by $133.2 million, or 21.5%, to $753.5 million in 2012 from $620.3 million in 2011.
LTL purchased transportation costs increased by $20.8 million, or 5.9%, to $373.7 million in 2012 from $352.9 million in 2011. This increase was primarily the result of rising fuel costs and increases in tonnage and shipments reflected above in LTL revenues. Excluding fuel surcharges, our average linehaul cost per mile was $1.24 during 2012 and 2011. LTL purchased transportation costs as a percentage of LTL revenues decreased to 73.1% in 2012 from 75.6% in 2011 primarily as a result of ongoing pricing and cost initiatives and additional lane density.
TL purchased transportation costs increased by $107.8 million, or 50.7%, to $320.2 million in 2012 from $212.4 million in 2011, primarily as a result of our 2011 and 2012 TL acquisitions. TL purchased transportation costs as a percentage of TL revenues decreased to 67.2% in 2012 from 70.5% in 2011, primarily due to the fact that Prime's freight storage and handling expenses, as well as Bruenger, D&E, CTW, R&M and A&A employee drivers and leased and owned equipment expenses are excluded from transportation costs and instead are included in other operating expenses. Our other TL businesses typically use ICs rather than employee drivers and do not lease equipment. Additionally, increases in market pricing and increased utilization of our TL agent network reduced the percentage of purchased transportation costs to TL revenues.
TMS purchased transportation costs increased by $6.7 million, or 11.4%, to $65.4 million in 2012 from $58.7 million in 2011. TMS purchased transportation costs as a percentage of TMS revenues decreased to 71.4% in 2012 from 74.1% in 2011, primarily as a result of higher margin services due to the acquisition of CTL.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses line items shown in our consolidated statements of operations, increased by $69.2 million, or 40.2%, to $241.4 million in 2012 from $172.2 million in 2011.
Within our LTL business, other operating expenses increased by $11.5 million, or 13.0%, to $99.4 million in 2012 from $87.9 million in 2011, primarily as a result of the incremental costs associated with the 9.7% increase in shipment count, expanded infrastructure costs to support new business initiatives, the reinstatement of our 401(k) match and our August 2012 acquisition of EFS, which contributed $8.2 million of the total increase. As a percentage of LTL revenues, other operating expenses increased to 19.4% in 2012 from 18.8% in 2011, primarily due to the employee drivers of EFS being included in other operating expenses.
Within our TL business, other operating expenses increased by $53.8 million to $120.0 million in 2012 from $66.2 million in 2011. As a percentage of TL revenues, other operating expenses increased to 25.2% in 2012 from 22.0% in 2011, primarily due to the 2011 and 2012 TL acquisitions, which incrementally contributed $49.9 million of the total increase. Prime's freight storage and handling expenses, as well as Bruenger, D&E, CTW, R&M and A&A employee drivers and leased and owned equipment expenses are included in other operating expenses.

Within our TMS business, other operating expenses increased by $2.7 million, or 21.8% to $14.9 million in 2012 from $12.2 million in 2011, primarily as a result of the acquisition of CTL, which contributed $2.4 million of the total increase. TMS other operating expenses, as a percentage of TMS revenues, increased to 16.3% in 2012 from 15.4% in 2011.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $7.2 million in 2012 from $5.8 million in 2011. This increase was a result of $1.8 million of incremental infrastructure costs incurred in 2012 offset by a decrease in acquisition expenses of $0.6 million.
Depreciation and Amortization
Depreciation and amortization increased to $9.5 million in 2012 from $5.0 million in 2011, reflecting increases in property, plant, and equipment primarily due to our various 2011 and 2012 acquisitions, which provided us with additional capacity to support our customer base. Within our LTL business, depreciation and amortization increased to $2.4 million in 2012 from $1.7 million in 2011, primarily as a result of the acquisition of EFS. Depreciation and amortization within our TL business increased to $6.3 million in 2012 from $2.6 million in 2011 primarily as a result of the acquisitions of Bruenger, D&E, CTW, R&M and A&A. Within our TMS business, depreciation and amortization was $0.8 million in 2012 and $0.7 million in 2011.
Operating Income
Operating income increased by $22.9 million, or 49.5%, to $69.0 million in 2012 from $46.1 million in 2011, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 6.4% in 2012 from 5.5% in 2011.
Within our LTL business, operating income increased by $11.2 million, or 45.9%, to $35.5 million from $24.3 million, and also increased as a percentage of LTL revenues to 6.9% in 2012 from 5.2% in 2011, primarily as a result of the factors above.
Within our TL business, operating income increased by $10.1 million, or 50.0%, to $30.1 million from $20.0 million. However, operating income in our TL business decreased as a percentage of TL revenues to 6.3% in 2012 from 6.7% in 2011, primarily as a result of the factors above.
Within our TMS business, operating income increased by $2.9 million, or 38.6%, to $10.5 million from $7.6 million, and also increased as a percentage of TMS revenues to 11.5% in 2012 from 9.6% in 2011, primarily as a result of the factors above.
Interest Expense
Interest expense increased by $3.7 million to $8.0 million in 2012 from $4.3 million in 2011, primarily attributable to the borrowings we incurred to finance our 2011 and 2012 acquisitions.
Income Tax
Income tax provision was $23.4 million in 2012 compared to $15.9 million in 2011. The effective tax rate was 38.4% in 2012 compared to 38.1% in 2011. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $37.5 million in 2012 compared to $25.9 million in 2011.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenues
Consolidated revenues increased by $211.6 million, or 33.5%, to $843.6 million in 2011 from $632.0 million in 2010, approximately half of which was attributable to the impact of the TL acquisitions.
LTL revenues increased by $56.9 million, or 13.9%, to $466.8 million in 2011 from $409.9 million in 2010. This reflected year-over-year LTL tonnage growth of 4.3%, driven by a 4.8% increase in the number of LTL shipments, slightly offset by a 0.5% decline in weight per shipment. Our LTL tonnage increase was driven by new customer growth. In addition to growth in tonnage and shipments, our revenue per hundredweight including fuel surcharges increased during the year by 9.9%. This reflected increased fuel prices year-over-year and an increase in revenue per hundredweight excluding fuel of 4.3%, which resulted from stabilization in the LTL pricing environment, our yield improvement initiatives, and a change in freight mix that provided an increased revenue per hundredweight. Our yield improvement initiatives included surcharges in certain geographic locations and renegotiations of accounts that have fuel caps or waivers in effect.
TL revenues increased by $142.6 million, or 89.8%, to $301.3 million in 2011 from $158.7 million 2010. This growth was primarily driven by the acquisitions of Morgan Southern, Bruenger, James Brooks, and Prime, 18.8% organic growth due to a 5.1%

increase in the number of loads, a year-over-year increase in revenue per load of 12.3%, and the continued expansion of our TL agent network. Our 2011 TL acquisitions contributed revenues of $112.8 million.
TMS revenues increased by $13.3 million, or 20.2%, to $79.2 million in 2011 from $65.9 million in 2010, primarily as a result of new and existing customer growth.
Purchased Transportation Costs
Purchased transportation costs increased by $126.3 million, or 25.6%, to $620.3 million in 2011 from $494.0 million in 2010.
LTL purchased transportation costs increased by $45.2 million, or 14.7%, to $352.9 million in 2011 from $307.7 million in 2010, and increased as a percentage of LTL revenues to 75.6% in 2011 from 75.1% in 2010. This increase was primarily the result of rising fuel costs in 2011. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.24 in 2011 from $1.22 in 2010. This increase was mitigated by our yield improvement initiatives and linehaul cost reduction initiatives that included the utilization of our ICs on lanes most impacted by rising rates.
TL purchased transportation costs increased by $72.0 million, or 51.3%, to $212.4 million in 2011 from $140.4 million in 2010, primarily as a result of our 2011 TL acquisitions. TL purchased transportation costs as a percentage of TL revenues decreased to 70.5% in 2011 from 88.4% in 2010, primarily due to the fact that Morgan Southern and Bruenger employee drivers and leased equipment expenses are included in other operating expenses. Our other TL businesses typically use ICs rather than employee drivers and do not lease equipment. Additionally, increases in market pricing and increased utilization of our TL agent network reduced the percentage of purchased transportation costs to TL revenues.
TMS purchased transportation costs increased by $10.2 million, or 21.1%, to $58.7 million in 2011 from $48.5 million in 2010. TMS purchased transportation costs as a percentage of TMS revenues increased to 74.1% in 2011 from 73.5% in 2010, primarily as a result of increased fuel prices and increased carrier costs.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, acquisition transaction expenses, and IPO related expenses line items shown in our consolidated statements of operations, increased by $67.1 million, or 63.8%, to $172.2 million in 2011 from $105.1 million in 2010.
Within our LTL business, other operating expenses increased by $9.0 million, or 11.5%, to $87.9 million in 2011 from $78.9 million in 2010, primarily as a result of increased insurance costs, increased dock labor costs associated with the 4.8% increase in shipment count, and expanded infrastructure costs to support new business initiatives. As a percentage of LTL revenues, other operating expenses decreased to 18.8% in 2011 from 19.2% in 2010, primarily due to implementing operating initiatives to reduce the amount of labor cost per shipment to reduce the overall percentage of costs from 2010 to 2011.
Within our TL business, other operating expenses increased by $55.1 million to $66.2 million in 2011 from $11.1 million in 2010. As a percentage of TL revenues, other operating expenses increased to 22.0% in 2011 from 7.0% in 2010, primarily a result of including Prime's freight storage and handling expenses, as well as Morgan Southern and Bruenger employee drivers and leased equipment expenses in other operating expenses.
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
Depreciation and Amortization
Depreciation and amortization increased to $5.0 million in 2011 from $3.1 million in 2010, reflecting increases in property, plant, and equipment. Within our LTL business, depreciation and amortization was $1.7 million in both 2011 and 2010. Depreciation and amortization within our TL business was $2.6 million in 2011 and $0.7 million in 2010. Within our TMS business, depreciation and amortization was $0.7 million in both 2011 and 2010.
Operating Income
Operating income increased by $16.3 million, or 55.0%, to $46.1 million in 2011 from $29.8 million in 2010, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 5.5% in 2011 from 4.7% in 2010.

Within our LTL business, operating income increased by $2.6 million, or 12.3%, to $24.3 million from $21.7 million. However, operating income in our LTL business decreased as a percentage of LTL revenues to 5.2% in 2011 from 5.3% in 2010, primarily as a result of the factors above.
Within our TL business, operating income increased by $13.5 million to $20.0 million from $6.5 million, and also increased as a percentage of TL revenues to 6.7% in 2011 from 4.1% in 2010, primarily as a result of the factors above.
Within our TMS business, operating income increased by $2.3 million, or 43.8%, to $7.6 million from $5.3 million, and also increased as a percentage of TMS revenues to 9.6% in 2011 from 8.0% in 2010, primarily as a result of the factors above.
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
Loss on Early Extinguishment of Debt
In connection with the reduction of our outstanding indebtedness as a result of our IPO in 2010 and our entering into a new credit agreement in 2010, we incurred a loss on early extinguishment of debt of $15.9 million in 2010 that we did not incur in 2011. This charge consisted of: $10.6 million of prepayment penalties; the payment of $2.6 million of unaccreted discount on our junior subordinated notes; the non-cash write-off of $2.2 million of deferred debt issuance costs; and the payment of legal and other miscellaneous fees of $0.5 million.
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
Liquidity and Capital Resources
In recent years, our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, sale of securities, and equity contributions. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of December 31, 2012, we had $11.9 million in cash and cash equivalents, $117.2 million of availability under our credit facility, and $52.2 million in net working capital, all increases since December 31, 2011.
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
Our credit facility consists of a $170.0 million term loan, a revolving credit facility up to a maximum aggregate amount of $125.0 million. We may use up to $10.0 million of the revolving credit facility for swing line loans (as defined in our credit agreement) and up to $25.0 million of the revolving credit facility for letters of credit. The credit facility matures on August 3, 2017.
Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.8%, or (b) the Base Rate (as defined in our credit agreement), plus an applicable margin in the range of 1.5% to 2.8%. In 2012, the weighted average interest rate on our credit facility was 3.2%.
Our credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of December 31, 2012, we were in compliance with all debt covenants.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	2012	2011	2010
Net cash provided by (used in):
Operating activities	$36,723	$33,164	$2,110
Investing activities	(103,607)	(140,530)	(1,080)
Financing activities	75,477	109,685	(2,210)
Net change in cash and cash equivalents	$8,593	$2,319	$(1,180)
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred interest, share-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.
The difference between our $37.5 million 2012 net income and the $36.7 million cash provided by operating activities during 2012 was primarily attributable to a $6.3 million increase in our accounts receivable, a $8.6 million increase in prepaid expenses and other assets, a $5.6 million decrease in accounts payable, and a $2.4 million decrease in accrued expenses and other liabilities, substantially all of which was offset by $10.1 million of deferred income taxes, $11.1 million of depreciation and amortization, and $1.1 million of provision for bad debt. The overall changes in cash flow from operating activities were impacted by both the organic and acquisition growth in 2012.
Cash Flows from Investing Activities
Cash used in investing activities was $103.6 million during 2012, which reflects $89.0 million used for business acquisitions and $15.1 million of capital expenditures used to support our operations. These payments were offset by the proceeds from the sale of equipment of $0.5 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $75.5 million during 2012, which primarily reflects our December 2012 offering of 3.4 million shares of our common stock, which yielded proceeds of $57.1 million, net borrowings of $25.0 million under our credit facility, and the excess tax benefit of $0.8 million, offset by payments of debt issuance costs of $2.2 million, the redemption of our mandatory redeemable preferred stock of $5.0 million, and payments of $0.2 million for capital leases. We used approximately $52.0 million of the net proceeds from our stock offering to repay the outstanding indebtedness under our revolving line of credit included in our credit facility. We intend to use the remaining net proceeds from our stock offering for working capital and other general corporate purposes.

Quarterly Results of Operations
The following table presents unaudited consolidated statement of operations data for each of the four quarters ended December 31, 2012 and December 31, 2011. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2012:
Total revenues	$236,574	$262,546	$279,165	$295,069
Net revenues (total revenues less purchased transportation costs)	69,543	76,671	83,123	90,558
Income before income taxes	12,793	16,502	16,062	15,563
Net income available to common stockholders	7,931	10,200	9,872	9,527
Earnings per share:
Basic	$0.26	$0.33	$0.32	$0.30
Diluted	0.25	0.32	0.31	$0.29
Year Ended December 31, 2011:
Total revenues	$171,158	$208,271	$226,193	$238,005
Net revenues (total revenues less purchased transportation costs)	40,791	51,873	60,672	69,948
Income before income taxes	7,096	11,986	11,572	11,146
Net income available to common stockholders	4,400	7,431	7,175	6,865
Earnings per share:
Basic	$0.15	$0.25	$0.23	$0.22
Diluted	0.14	0.24	0.23	0.22
Contractual Obligations and Commercial Commitments
The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2012 (in thousands):

	Payments Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$161,500	$17,000	$34,000	$110,500	$—
Interest expense	19,571	4,978	8,319	6,274	—
Capital leases	2,250	293	568	595	794
Operating leases	122,112	22,683	42,245	29,353	27,831
Total	$305,433	$44,954	$85,132	$146,722	$28,625
(1) The contingent earnout payments resulting from the acquisitions, which are included in other long-term liabilities, are not included in the above schedule due to the uncertainty of final payouts as well as the timing of those payments.

Off-Balance Sheet Arrangements
We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; engage in leasing, hedging, or research and development services; or have other relationships that expose us to liability that is not reflected in the financial statements. However, as of December 31, 2012, we had outstanding letters of credit totaling $7.8 million.

Seasonality
Our operations are subject to seasonal trends that have been common in the North American over-the-road freight sector for many years. Our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September, and December. Typically, this pattern has been the result of factors such as inclement weather, national holidays, customer demand, and economic conditions. In 2012, however, the impact of seasonality was less apparent than previous years due to our organic growth and acquisitions.
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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rates on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $125.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $161.5 million as of December 31, 2012, a 1.0% increase in the borrowing rate would increase our annual interest expense by $2.9 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this Annual Report on Form 10-K, which financial statements, reports, and notes are incorporated herein by reference. For the Quarterly Results of Operations, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As allowed by the SEC guidance, we excluded from our assessment the following subsidiaries which were acquired in 2012: Capital Transportation Logistics; D&E Transport, Inc. and D&E Leasing, Inc., collectively, “D&E”; CTW Transport; R&M Transportation and Sortino Transportation, collectively, “R&M”; Expedited Freight Systems, Inc.; Central Cal Transportation; Brandon Carrier Group, Inc. ("A&A"); and Direct Connection Transportation. These acquisitions, in the aggregate, constituted 17.9% and 23.5% of total assets and net assets, respectively, as of December 31, 2012 and 6.9% and 14.0% of revenues and net income for the year then ended. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
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

ITEM 9B.	OTHER INFORMATION
Not applicable
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included under the caption “Executive Officers” within Item 1.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on From 10-K.
(2) Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Second Amended and Restated Bylaws(1)

4.1	Second Amended and Restated Stockholders’ Agreement, dated as of March 14, 2007, by and among the Registrant and the stockholders named therein(2)

4.19	Form of Indenture(3)

10.10*	Employment Letter Agreement, by and between the Registrant and Mark A. DiBlasi(4)

10.11*	Employment Letter Agreement, by and between the Registrant and Peter R. Armbruster(4)

10.12*	Employment Letter Agreement, by and between the Registrant and Brian J. van Helden(5)

10.13*	Employment Letter Agreement, by and between the Registrant and Scott L. Dobak(5)

10.14*	2010 Incentive Compensation Plan(1)

10.15*	Form of Indemnification Agreement(1)

10.16	Agreement and Plan of Merger, dated as of May 7, 2010, by and among the Registrant; GTS Transportation Logistics, Inc.; and Group Transportation Services Holdings, Inc.(1)

10.17	Amended and Restated Advisory Agreement, dated September 12, 2011, by and between the Registrant and HCI Equity Management, L.P.(6)

10.20*	Form of Restricted Stock Unit Agreement(7)

10.21	Agreement and Plan of Merger, dated as of August 23, 2011, by and among the Registrant; Prime Acquisition Corp., Prime Logistics Corp., and the other parties named therein(8)

10.23
Third Amended and Restated Credit Agreement, dated August 3, 2012, among the Registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto (9)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on May 7, 2010.

(2)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on September 11, 2008.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No. 333-176225) as filed with the SEC on August 10, 2011.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on March 4, 2010.

(5)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on April 5, 2010.

(6)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2011.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2011.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 26, 2011.

(9)	Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 8, 2012.

*	Indicates management contract or compensation plan or agreement

**
Pursuant to Rule 406 of Regulation S-T, these interactive date files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer

Date: March 14, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark A. DiBlasi and Peter R. Armbruster, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. DiBlasi	President, Chief Executive Officer	March 14, 2013
Mark A. DiBlasi	(Principal Executive Officer), and Director

/s/ Peter R. Armbruster	Vice President — Finance, Chief Financial Officer,	March 14, 2013
Peter R. Armbruster	Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Scott D. Rued	Chairman of the Board	March 14, 2013
Scott D. Rued

/s/ Christopher L. Doerr	Director	March 14, 2013
Christopher L. Doerr

/s/ Ivor J. Evans	Director	March 14, 2013
Ivor J. Evans

/s/ John G. Kennedy, III	Director	March 14, 2013
John Kennedy

/s/ James D. Staley	Director	March 14, 2013
James D. Staley

/s/ William S. Urkiel	Director	March 14, 2013
William S. Urkiel

/s/ Chad M. Utrup	Director	March 14, 2013
Chad M. Utrup

/s/ Judith A. Vijums	Director	March 14, 2013
Judith A. Vijums

INDEX TO FINANCIAL STATEMENTS
ROADRUNNER TRANSPORTATION SYSTEMS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Roadrunner Transportation Systems, Inc. and subsidiaries
Cudahy, Wisconsin
We have audited the accompanying consolidated balance sheets of Roadrunner Transportation Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roadrunner Transportation Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Roadrunner Transportation Systems, Inc. and subsidiaries
Cudahy, Wisconsin
We have audited the internal control over financial reporting of Roadrunner Transportation Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the following subsidiaries which were acquired in 2012: Capital Transportation Logistics; D&E Transport, Inc. and D&E Leasing, Inc., collectively, “D&E”; CTW Transport; R&M Transportation and Sortino Transportation, collectively, “R&M”; Expedited Freight Systems, Inc.; Central Cal Transportation; Brandon Carrier Group, Inc. ("A&A"); and Direct Connection Transportation. These acquisitions, in the aggregate, constitute 23.5% and 17.9% of net and total assets, respectively, 6.9% of revenues, and 14.0% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at these subsidiaries. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 14, 2013 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 14, 2013

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,908	$3,315
Accounts receivable, net of allowances of $1,476 and $1,461, respectively	122,947	102,358
Deferred income taxes	3,800	9,497
Prepaid expenses and other current assets	26,461	16,400
Total current assets	165,116	131,570
Property and equipment, net of accumulated depreciation of $20,108 and $13,303, respectively	68,576	28,447
Other assets:
Goodwill	442,143	364,687
Intangible assets, net	12,710	10,381
Other noncurrent assets	12,263	8,633
Total other assets	467,116	383,701
Total assets	$700,808	$543,718
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$17,000	$14,000
Accounts payable	54,887	50,245
Accrued expenses and other liabilities	29,132	19,480
Preferred stock subject to mandatory redemption	—	5,000
Total current liabilities	101,019	88,725
Long-term debt, net of current maturities	144,500	122,500
Other long-term liabilities	63,210	36,540
Total liabilities	308,729	247,765
Commitments and Contingencies (Note 12)
Stockholders' investment:
Common stock $.01 par value; 100,000 shares authorized; 34,371 and 30,707 shares issued and outstanding	344	307
Additional paid-in capital	325,034	266,475
Retained earnings	66,701	29,171
Total stockholders’ investment	392,079	295,953
Total liabilities and stockholder' investment	$700,808	$543,718
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues	$1,073,354	$843,627	$632,018
Operating expenses:
Purchased transportation costs	753,459	620,343	494,045
Personnel and related benefits	119,955	87,178	61,853
Other operating expenses	120,718	83,625	41,168
Depreciation and amortization	9,499	4,978	3,114
Acquisition transaction expenses	773	1,368	569
Restructuring and IPO related expenses	—	—	1,500
Total operating expenses	1,004,404	797,492	602,249
Operating income	68,950	46,135	29,769
Interest expense:
Interest on long-term debt	7,981	4,135	7,954
Dividends on preferred stock subject to mandatory redemption	49	200	200
Total interest expense	8,030	4,335	8,154
Loss on early extinguishment of debt	—	—	15,916
Income before provision for income taxes	60,920	41,800	5,699
Provision for income taxes	23,390	15,929	2,108
Net income	37,530	25,871	3,591
Accretion of Series B preferred stock	—	—	765
Net income available to common stockholders	$37,530	$25,871	$2,826
Earnings per share available to common stockholders:
Basic	$1.21	$0.85	$0.11
Diluted	$1.16	$0.82	$0.11
Weighted average common stock outstanding:
Basic	31,040	30,432	25,779
Diluted	32,425	31,545	26,777
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Series B Convertible								Additional	Retained	Total
	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Paid-In	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Investment
	(In thousands, except per share amounts)
BALANCE, January 1, 2010	1,791,768	$13,950	3,091,577	$31	14,567,522	$147	282,502	$3	$125,803	$(291)	$139,643
Accretion of Series B preferred stock (15% per annum)		765							(765)		—
Issuance of Common Stock			10,002,707	98					121,875		121,973
Conversion of Series B Convertible Preferred Stock to Common Stock	(1,791,768)	(14,715)	2,202,497	22					14,693		—
Conversion of Class A Common Stock to Common Stock			14,567,522	147	(14,567,522)	(147)					—
Conversion of Class B Common Stock to Common Stock			282,502	3			(282,502)	(3)			—
Share-based compensation									482		482
Net income										3,591	3,591
BALANCE, December 31, 2010	—	$—	30,146,805	$301	—	$—	—	$—	$262,088	$3,300	$265,689
Issuance of Common Stock			560,976	6					3,863		3,869
Share-based compensation									524		524
Net income										25,871	25,871
BALANCE, December 31, 2011	—	$—	30,707,781	$307	—	$—	—	$—	$266,475	$29,171	$295,953
Issuance of Common Stock			3,663,716	37					57,082		57,119
Share-based compensation									659		659
Excess tax benefit on share-based compensation									818		818
Net income										37,530	37,530
BALANCE, December 31, 2012	—	$—	34,371,497	$344	—	$—	—	$—	$325,034	$66,701	$392,079
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$37,530	$25,871	$3,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,108	5,628	3,817
Gain on disposal of buildings and equipment	(954)	(362)	(207)
Loss on early extinguishment of debt	—	—	2,224
Deferred interest	—	—	2,728
Share-based compensation	659	524	482
Provision for bad debts	1,083	1,186	938
Deferred tax provision	10,145	14,491	(1,777)
Changes in (net of acquisitions):
Accounts receivable	(6,276)	(14,656)	(15,967)
Prepaid expenses and other assets	(8,550)	(5,521)	(1,166)
Accounts payable	(5,587)	8,356	5,659
Accrued expenses and other liabilities	(2,435)	(2,353)	1,788
Net cash provided by operating activities	36,723	33,164	2,110
Cash flows from investing activities:
Restricted cash	—	—	4,066
Acquisition of business, net of cash acquired	(88,977)	(131,290)	(2,910)
Capital expenditures	(15,140)	(10,105)	(2,500)
Proceeds from sale of buildings and equipment	510	865	264
Net cash used in investing activities	(103,607)	(140,530)	(1,080)
Cash flows from financing activities:
Borrowings under revolving credit facilities	141,115	124,081	88,557
Payments under revolving credit facilities	(141,115)	(144,581)	(103,839)
Long-term debt borrowings	40,500	140,000	1,184
Long-term debt payments	(15,500)	(3,500)	(107,213)
Debt issuance cost	(2,220)	(4,183)	(758)
Payments of contingent earnouts	(83)	(2,553)	—
Proceeds from issuance of common stock (net of issuance costs)	57,119	869	120,232
Redemption of mandatory redeemable preferred stock	(5,000)	—	—
Excess tax benefit on share-based compensation	818	—	—
Reduction of capital lease obligation	(157)	(448)	(373)
Net cash provided by (used in) financing activities	75,477	109,685	(2,210)
Net increase (decrease) in cash and cash equivalents	8,593	2,319	(1,180)
Cash and cash equivalents:
Beginning of period	3,315	996	2,176
End of period	$11,908	$3,315	$996
Supplemental cash flow information:
Cash paid for interest	$8,214	$3,517	$9,153
Cash paid for income taxes (net of refunds)	$13,961	$1,127	$321
Noncash contingent earnout	$17,733	$2,581	$—
Capital expenditures (non-cash)	$1,749	$—	$—
Noncash issuance of common stock for acquisition	$—	$3,000	$—
Noncash Series B convertible preferred stock dividend	$—	$—	$765
See accompanying notes to consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: less-than-truckload (“LTL”); truckload and logistics (“TL”); and transportation management solutions (“TMS”). Within its LTL business, the Company operates 36 LTL service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 28 TL service centers, five freight consolidation and inventory management centers, and 20 dispatch offices and is augmented by 75 independent brokerage agents. The Company operates its TMS business from four service centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2012, all subsidiaries were 100% owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also reportable segments: LTL; TL; and TMS.
Cash and Cash Equivalents
Cash equivalents are defined as short-term investments that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. The Company maintains cash in several banks and, at times, the balances may exceed federally insured limits. The Company does not believe it is exposed to any material credit risk on cash. As of December 31, 2012 and 2011, approximately $8.3 million and $13.0 million, respectively, of checks drawn in excess of book balances were classified as accounts payable in the accompanying consolidated balance sheets. Cash equivalents consist of overnight investments in an interest bearing sweep account.
Accounts Receivable and Related Reserves
Accounts receivable represent trade receivables from customers and are stated net of an allowance for doubtful accounts and pricing allowances of approximately $1.5 million as of December 31, 2012 and 2011. Management estimates the portion of accounts receivable that will not be collected and accounts are written off when they are determined to be uncollectible. Accounts receivable are uncollateralized and are generally due 30 days from the invoice date.
The Company provides reserves for accounts receivable. The rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$1,461	$1,524	$1,200
Acquisitions	—	—	14
Provision, charged to expense	1,083	1,186	938
Write-offs, less recoveries	(1,068)	(1,249)	(628)
Ending balance	$1,476	$1,461	$1,524

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
Property and equipment and other long-lived assets are reviewed periodically for possible impairment. The Company evaluates whether current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured and recorded based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less the cost to sell.
Goodwill and Other Intangibles
Goodwill and other intangible assets result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over amounts assigned is recorded as goodwill.
Goodwill is tested for impairment at least annually on July 1st using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. The Company has four reporting units as this is the lowest level for which discrete financial information is prepared and regularly reviewed by segment management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of the Company’s impairment test, the fair value of its reporting units are calculated based upon an average of an income fair value approach and market fair value approach. Based on these tests, the Company concluded that the fair value for all reporting units is in excess of the respective reporting unit’s carrying value. Accordingly, no goodwill impairments were identified in 2012, 2011 or 2010.
Other intangible assets recorded consist of definite lived customer relationships. The Company evaluates its other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. No indicators of impairment were identified in 2012, 2011 or 2010. See Note 4 for additional information on the Company's goodwill and intangible assets.

Debt Issue Costs
Debt issue costs represent costs incurred in connection with the financing agreements described in Note 6. The unamortized debt issue costs aggregate to $5.5 million and $4.5 million as of December 31, 2012 and 2011, respectively, and have been classified in the consolidated balance sheets as other noncurrent assets. Such costs are being amortized over the expected maturity of the financing agreements using the effective interest rate method.
Share-Based Compensation
The Company’s share based payment awards are comprised of stock options and restricted stock units. The cost for the Company’s stock options and restricted stock units is measured at fair value using the Black-Scholes option pricing model for stock options and the stock price at the grant date for restricted stock units. The cost is recognized over the vesting period of the award, which is typically four years.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
Fair Value of Financial Instruments
The fair value of cash approximates cost. The estimated fair value of the Company's debt approximated its carrying value as of December 31, 2012 and 2011 as the debt agreement bears interest based on prevailing variable market rates currently available and as such is categorized as a Level 2 in the fair value hierarchy as defined in Note 5.
Revenue Recognition
LTL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; and collection of revenue is reasonably assured. The Company recognizes revenue based on a percentage of services completed for freight in-transit as of the balance sheet date.
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
Insurance
The Company uses a combination of purchased insurance and self-insurance programs to provide for the cost of vehicle liability, cargo damage, and workers’ compensation claims. The portion of self-insurance accruals which is included in accrued expenses and other liabilities relates primarily to vehicle liability and cargo damage claims. The Company periodically evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.
The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the liability associated with claims incurred as of the balance sheet date, including claims not reported. The Company believes these methods are appropriate for measuring these highly judgmental self-insurance accruals. However, the use of any estimation method is sensitive to the assumptions and factors described above, based on the magnitude of claims and the length of time from the date the claim is incurred to ultimate settlement. Accordingly, changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.
2. Acquisitions
On February 4, 2011, the Company acquired all the outstanding stock of Morgan Southern Inc. ("Morgan Southern") for the purpose of expanding its current market presence and service offerings in the TL segment. Cash consideration paid was $19.4 million after a working capital adjustment. The acquisition price was financed with borrowings under the Company’s credit facility discussed in Note 6.

On May 31, 2011, the Company acquired all the outstanding stock of Bruenger Trucking Company ("Bruenger") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $10.6 million after a working capital adjustment. The acquisition price was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 6. The Bruenger purchase agreement calls for contingent consideration in the form of an earnout capped at $3.0 million. The former owners of Bruenger are entitled to receive a payment equal to the amount by which Bruenger’s annual operating

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

income, as defined in the purchase agreement, exceeds $1.1 million for the six months ending December 31, 2011 and $2.1 million for the years ending December 31, 2012, 2013 and 2014. Approximately $2.6 million has been included in the TL purchase price allocation related to the earnout.
On August 1, 2011, the Company acquired all the outstanding stock of James Brooks Company, Inc. and C.A.L Transport, Inc. (collectively, "James Brooks"), for the purpose of expanding its market presence in the TL segment. Cash consideration paid was $7.6 million. The acquisition price was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 6.
On August 31, 2011, the Company acquired all the outstanding stock of Prime Logistics Corporation ("Prime") for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $96.8 million after a working capital adjustment. The acquisition price was financed with $3.0 million of the Company’s stock and the remainder was financed with borrowings under the Company’s amended and restated credit facility discussed in Note 6.
On February 24, 2012, the Company acquired all of the outstanding stock of Capital Transportation Logistics (“CTL”) for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $6.2 million. The acquisition was financed with borrowings under the Company’s second amended and restated credit facility discussed in Note 6. The CTL purchase agreement calls for a contingent consideration in the form of an earnout capped at $0.8 million. The former owners of CTL are entitled to receive a payment equal to the amount by which CTL’s aggregate operating income, as defined in the purchase agreement, exceeds $1.8 million for the years ending December 31, 2012 and 2013. Approximately $0.7 million has been included in the TMS purchase price allocation related to this earnout.
On April 19, 2012, the Company acquired all of the outstanding stock of Grundman Holdings, Inc., which wholly owned both D&E Transport, Inc. and D&E Leasing, Inc. (collectively, “D&E”), for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $11.4 million. The acquisition was financed with borrowings under the Company’s second amended and restated credit facility discussed in Note 6. The D&E purchase agreement calls for a contingent consideration in the form of an earnout capped at $0.7 million per year. The former owners of D&E are entitled to receive a payment equal to the amount by which D&E’s operating income, as defined in the purchase agreement, exceeds $2.0 million for the years ending December 31, 2012, 2013 and 2014. The annual payment starts at $0.1 million if operating income exceeds $2.0 million and escalates up to $0.7 million if operating income exceeds $5.0 million. Approximately $1.0 million has been included in the TL purchase price allocation related to this earnout.
On June 4, 2012, the Company acquired all of the outstanding stock of CTW Transport (“CTW”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $7.6 million. The acquisition was financed with borrowings under the Company’s second amended and restated credit facility discussed in Note 6. The CTW purchase agreement calls for a contingent consideration in the form of an earnout capped at $3.5 million. The former owner of CTW is entitled to receive a payment equal to the amount by which CTW’s operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $2.0 million for the years ending December 31, 2012, 2013 and 2014. Approximately $2.6 million has been included in the TL purchase price allocation related to this earnout.
On August 1, 2012, the Company acquired all of the operating assets of R&M Transportation and all of the outstanding stock of Sortino Transportation (collectively, “R&M”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $24.2 million. The acquisition was financed with borrowings under the Company's second amended and restated credit facility discussed in Note 6. The R&M purchase agreement calls for a contingent consideration in the form of an earnout capped at $5.0 million. The former owners of R&M are entitled to receive a payment equal to the amount by which R&M's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $1.7 million for the five months ending December 31, 2012 and $4.5 million for the years ending December 31, 2013, 2014 and 2015. Approximately $4.2 million has been included in the TL purchase price allocation related to this earnout.
On August 10, 2012, the Company acquired all of the outstanding stock of Expedited Freight Systems, Inc. (“EFS”) for the purpose of expanding its current market presence in the LTL segment. Cash consideration paid was $10.0 million. The acquisition was financed with borrowings under the Company's third amended and restated credit facility discussed in Note 6. The EFS purchase agreement calls for a contingent consideration in the form of an earnout capped at $4.0 million. The former owners of EFS are entitled to receive a payment equal to the amount by which EFS's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $0.9 million for the period from the closing date through December 31, 2012, $2.3 million for the year ending December 31, 2013, $2.5 million for the years ending December 31, 2014 and 2015, and $2.8 million for the year ending December 31, 2016. Approximately $3.1 million has been included in the LTL purchase price allocation related to this earnout.
On November 5, 2012, the Company acquired all of the outstanding stock of Central Cal Transportation ("Central Cal") for the purpose of expanding its current presence in the TL segment. Cash consideration paid was $3.8 million. The acquisition was

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

financed with borrowings under the Company's third amended and restated credit facility discussed in Note 6. The Central Cal purchase agreement calls for contingent consideration in the form of an earnout capped at $4.0 million. The former owners of Central Cal are entitled to receive a payment equal to $0.8 million when Central Cal's combined operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $1.4 million for the period from the closing date through December 31, 2013 and for the years ending December 31, 2014, 2015 and 2016. The purchase agreement also calls for an additional payment of 75% of the amount that Central Cal's combined operating income before depreciation and amortization exceeds $1.4 million. Approximately $3.1 million has been included in the TL purchase price allocation related to this earnout.
On November 12, 2012, the Company acquired all of the outstanding stock of Brandon Carrier Group, Inc. ("A&A") for the purpose of expanding its current presence in the TL segment. Cash consideration paid was $24.1 million. The acquisition was financed with borrowings under the Company's third amended and restated credit facility discussed in Note 6. The A&A purchase agreement calls for contingent consideration in the form of an earnout capped at $2.5 million. The former owners of A&A are entitled to receive a payment equal to the amount by which A&A's operating income before amortization, as defined in the purchase agreement, exceeds $3.0 million for the years ending December 31, 2013, 2014, 2015, and 2016. Approximately $1.9 million has been included in the TL purchase price allocation related to this earnout.
On December 21, 2012, the Company acquired all of the outstanding stock of Direct Connection Transportation ("DCT") for the purpose of expanding its current presence in the TL segment. Cash consideration paid was $1.0 million. The acquisition was financed with cash on-hand. The DCT purchase agreement calls for contingent consideration in the form of an earnout capped at $1.0 million. The former owners of DCT are entitled to receive a payment equal to the amount by which DCT's operating income before amortization, as defined in the purchase agreement, exceeds $0.4 million for the years ending December 31, 2013, 2014, and 2015. Approximately $1.0 million has been included in the TL purchase price allocation related to this earnout.
The following is a summary of the allocation of the purchase price paid to the fair value of the net assets for our acquisitions (in thousands):
2011 Acquisitions

	Morgan Southern	Bruenger	James Brooks	Prime
Accounts receivable	$4,854	$1,948	$777	$8,149
Other current assets	842	718	36	496
Property and equipment	1,041	11,234	319	3,996
Goodwill	15,019	4,182	7,944	90,654
Customer relationship intangible assets	500	—	—	9,400
Other noncurrent assets	356	300	161	100
Accounts payable and other liabilities	(3,256)	(7,772)	(1,675)	(16,033)
Total	$19,356	$10,610	$7,562	$96,762

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2012 Acquisitions

	CTL (Preliminary)	D&E (Preliminary)	CTW (Preliminary)	R&M (Preliminary)	EFS (Preliminary)	Central Cal (Preliminary)	A&A (Preliminary)	DCT (Preliminary)
Accounts receivable	$744	$1,798	$1,652	$3,722	$1,588	$2,079	$3,243	$589
Other current assets	19	518	—	352	37	2	298	14
Property and equipment	95	4,023	736	5,654	1,925	1,666	18,288	—
Goodwill	6,434	8,211	9,223	20,164	12,050	6,688	12,361	2,325
Customer relationship intangible assets	80	721	725	1,829	558	140	—	—
Other noncurrent assets	1	169	—	—	65	156	230	3
Accounts payable and other liabilities	(1,215)	(4,082)	(4,739)	(7,511)	(6,224)	(6,922)	(10,345)	(1,913)
Total	$6,158	$11,358	$7,597	$24,210	$9,999	$3,809	$24,075	$1,018
The goodwill for each acquisition is a result of acquiring and retaining their existing workforces and expected synergies from integrating their operations into the Company. Purchase accounting is considered preliminary for CTL, D&E, CTW, R&M, and EFS with respect to deferred taxes and goodwill as final information was not available as of December 31, 2012. Due to the limited amount of time since the acquisitions of Central Cal, A&A, and DCT, the initial purchase price allocation is preliminary as of December 31, 2012. The measurement period adjustments from the previous recorded opening balances relate primarily to fair value measurement changes in customer relationship intangible assets and changes in acquired deferred tax assets and liabilities.
After the December 31, 2011 financial statements were issued, the Company completed the 2011 tax returns. After considering the results of the tax returns, the Company estimated a change to the current deferred tax assets and non-current deferred tax liabilities associated with the acquisitions of James Brooks and Prime. As a result, measurement period adjustments were recorded to increase the carrying amount of Prime's current deferred tax assets and non-current deferred tax liabilities by $0.6 million and $0.3 million, respectively, on August 31, 2011, with a corresponding decrease of $0.3 million to goodwill. Additionally, the carrying amount of James Brooks' current deferred tax assets was decreased by $0.6 million on August 1, 2011 with a corresponding increase to goodwill.
From the acquisition of Morgan Southern on February 4, 2011 through December 31, 2011, Morgan Southern contributed $63.3 million of revenues and $2.0 million of net income to the Company. The following supplemental unaudited pro forma financial information of the Company for the year ended December 31, 2010 includes the results of operations as if the Morgan Southern acquisition had been completed on January 1, 2010. The Company's results of operations were not materially affected by the revenue and net income of Morgan Southern for the period from January 1, 2011 through February 4, 2011.

	Unaudited Pro Forma for the Year Ended December 31,
	2011	2010

Revenues	$848,327	$690,078
Net income	$26,098	$3,105
Basic earnings per share	$0.86	$0.12
Diluted earnings per share	$0.83	$0.12

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

From the acquisition of Prime on August 31, 2011 through December 31, 2011, Prime contributed $29.9 million of revenues and $1.4 million of net income to the Company. The following supplemental unaudited pro forma financial information of the Company for the years ended December 31, 2011 and 2010 includes the results of operations as if the Prime acquisition had been completed on January 1, 2010.

	Unaudited Pro Forma for the Year Ended December 31,
	2011	2010
	(in thousands except per share amounts)
Revenues	$894,127	$699,592
Net income	$28,871	$4,826
Basic earnings per share	$0.94	$0.19
Diluted earnings per share	$0.91	$0.18
From the dates of acquisition through December 31, 2012, the acquisitions of CTL, D&E, CTW, R&M, EFS, Central Cal, A&A and DCT contributed, in the aggregate, $73.7 million of revenues and $5.3 million of net income to the Company. The following supplemental unaudited pro forma financial information of the Company for the years ended December 31, 2012 and 2011 includes the results of operations for the 2012 acquisitions of CTL, D&E, CTW, R&M, EFS, Central Cal, A&A, and DCT, in the aggregate, as if the acquisitions had been completed on January 1, 2011.

	Unaudited Pro Forma for the Year Ended December 31,
	2012	2011
	(in thousands except per share amounts)
Revenues	$1,185,913	$1,037,303
Net income	$38,850	$28,688
The supplemental unaudited pro forma financial information above is presented for information purposes only. It is not necessarily indicative of what the Company's financial position or results of operations actually would have been had the Company completed the acquisition at the dates indicated, nor is it intended to project the future financial position or operating results of the combined company.
The Company’s results of operations were not materially impacted by the 2011 acquisitions of Bruenger and James Brooks, individually or in aggregate. The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates.
3. Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	2012	2011
Land and improvements	$364	$232
Building and leasehold improvements	6,458	4,363
Furniture and fixtures	12,327	9,363
Equipment	69,535	27,792
Gross property and equipment	88,684	41,750
Less: Accumulated depreciation	(20,108)	(13,303)
Property and equipment, net	$68,576	$28,447
Depreciation expense was $7.8 million, $4.2 million, and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Capital Leases
The Company has a building and certain equipment classified as capital leases. The recorded value of the building and the equipment is included in property and equipment, net as of December 31 as follows (in thousands):

	2012	2011
Building and equipment	$1,109	$2,241
Less: Accumulated amortization	(396)	(942)
Total	$713	$1,299
The following is a schedule of future minimum lease payments under the capital leases with the present value of the net minimum lease payments as of December 31, 2012 (in thousands):

Amount
Year Ending:
2013	$293
2014	283
2015	285
2016	293
2017	302
Thereafter	794
Total minimum lease payments	2,250
Less: amount representing interest	(1,112)
Present value of net minimum lease payments(1)	$1,138

(1)	Reflected in the consolidated balance sheets as accrued expenses and other liabilities and other long-term liabilities of $0.1 million and $1.0 million, respectively.
4. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company completes an impairment test of goodwill annually. This impairment test did not result in any impairment losses. There is no goodwill impairment for any of the periods presented in our financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following is a rollforward of goodwill from December 31, 2010 to December 31, 2012 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2010	$185,406	$25,776	$35,706	$246,888
Acquisition of Morgan Southern	—	15,019	—	15,019
Acquisition of Bruenger	—	4,182	—	4,182
Acquisition of James Brooks	—	7,944	—	7,944
Acquisition of Prime	—	90,654	—	90,654
Goodwill balance as of December 31, 2011	185,406	143,575	35,706	364,687
Acquisition of CTL	—	—	6,434	6,434
Acquisition of D&E	—	8,211	—	8,211
Acquisition of CTW	—	9,223	—	9,223
Acquisition of R&M	—	20,164	—	20,164
Acquisition of EFS	12,050	—	—	12,050
Acquisition of Central Cal	—	6,688	—	6,688
Acquisition of A&A	—	12,361	—	12,361
Acquisition of DCT	—	2,325	—	2,325
Goodwill balance as of December 31, 2012	$197,456	$202,547	$42,140	$442,143
Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets as of December 31, 2012 and 2011 were as follows (in thousands):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$15,115	$(3,430)	$11,685	$11,700	$(2,005)	$9,695
LTL	1,358	(497)	861	800	(320)	480
TMS	626	(462)	164	546	(340)	206
Total customer relationships	$17,099	$(4,389)	$12,710	$13,046	$(2,665)	$10,381
The customer relationships intangible assets are amortized over their estimated five to ten year useful lives. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $1.7 million, $0.7 million, and $0.6 million, respectively. Estimated amortization expense for each of the next five years based on the intangible assets at December 31, 2012 is as follows (in thousands):

Amount
Year Ending:
2013	$2,007
2014	1,985
2015	1,788
2016	1,697
2017	1,576
Thereafter	3,657

Total	$12,710

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
The following table presents information, as of December 31, 2012 and December 31, 2011, about the Company’s financial liabilities. Contingent purchase price related to acquisitions are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	—	—	20,907	20,907
Total liabilities at fair value	$—	$—	$20,907	$20,907

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	—	—	3,015	3,015
Total liabilities at fair value	$—	$—	$3,015	$3,015
In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the year ended December 31, 2012 (in thousands):

	2012	2011	2010
Balance, beginning of period	$3,015	$2,977	$2,705
Earnouts related to acquisition	17,733	2,581	—
Payment of contingent purchase obligations	(284)	(3,212)	—
Adjustment to contingent purchase obligation	443	669	272
Balance, end of period	$20,907	$3,015	$2,977

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

6. Long-Term Debt
Long-Term Debt
Long-term debt consisted of the following at December 31 (in thousands):

	2012	2011
Senior debt:
Revolving credit facility	$—	$—
Term loans	161,500	136,500
Total debt	161,500	136,500
Less: Current maturities	(17,000)	(14,000)
Total long-term debt, net of current maturities	$144,500	$122,500
In connection with the Company’s initial public offering (IPO), the Company entered into a credit agreement on May 18, 2010 with U.S. Bank National Association (U.S. Bank). The credit agreement included a $55.0 million revolving credit facility. On May 31, 2011, in connection with the Company’s acquisition of Bruenger, the Company entered into an amended and restated credit agreement with U.S. Bank and the other lenders, which maintained the $55.0 million revolving credit facility and also included a $30.0 million term loan. On August 31, 2011, in connection with the Company’s acquisition of Prime, the Company entered into a second amended and restated credit agreement with U.S. Bank and other lenders, which increased the revolving credit facility to $100.0 million and the term loan to $140.0 million. On August 3, 2012, the Company entered into a third amended and restated credit agreement with U.S. Bank and other lenders, which increased the revolving credit facility to $125.0 million and the term loan to $170.0 million. The credit facility matures on August 3, 2017. Principal on the term loan is due in quarterly installments of $4.3 million per quarter until 2017. The third amended and restated credit agreement is collateralized by all assets of the Company and the revolving credit facility is subject to a borrowing base equal to 85% of the Company's eligible receivables. The third amended and restated credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of December 31, 2012, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.8%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.8%. The revolving credit facility also provides for the issuance of up to $25.0 million in letters of credit. As of December 31, 2012, the Company had outstanding letters of credit totaling $7.8 million. Total availability under the revolving credit facility was $117.2 million as of December 31, 2012. At December 31, 2012, the average interest rate on the credit agreement was 3.2%.
7. Stockholders’ Investment
Common Stock
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

In December 2012, the Company issued and sold 3.4 million shares of its common stock at a public offering price of $17.25 per share for an aggregate offering proceeds of $55.3 million, net of $3.4 million of underwriting discounts and commissions. In connection with the public offering, the Company incurred additional expenses of $0.3 million. Additionally, the Company granted the underwriters an option to purchase up to 525,000 additional shares at the public offering price less the underwriting discount to cover any over-allotments. The underwriters exercised this option subsequent to year end as discussed in Note 15.
Warrants to Acquire Common Stock
In connection with a business combination entered in 2007, the Company issued to existing Sargent Transportation Group, Inc. stockholders warrants to acquire 2,269,263 shares of Class A common stock at an exercise price of $13.39 per share. The warrants are exercisable at the option of the holder any time prior to March 13, 2017. No warrants were exercised during the years ended December 31, 2012 or 2011.
On December 11, 2009, in connection with financing of the Bullet acquisition, the Company issued warrants to acquire 1,746,971 shares of Class A common stock at an exercise price of $8.37 per share. The warrants are exercisable at the option of the holder any time prior to December 11, 2017. The $3 million fair value of the warrants at the date of issuance has been reflected as a component of additional paid-in capital in stockholders’ investment in the accompanying consolidated balance sheets. Certain holders exercised 44,794 and 554,328 warrants during the years ended December 31, 2012 and 2011, respectively.
8. Preferred Stock
Series A Redeemable Preferred Stock
In March 2007, the Company issued and had outstanding 5,000 shares of non-voting Series A Preferred Stock (Series A Preferred Stock), which were mandatorily redeemable by the Company at $1,000 per share, in cash, on November 30, 2012. The Series A Preferred Stock received cash dividends annually on April 30 at an annual rate equal to $40 per share. As of December 31, 2011, $142,000 was recorded as a current liability. In March 2012, the Company repurchased the 5,000 shares of Series A Preferred Stock and paid the corresponding dividends through the date of the repurchase.
9. Share-Based Compensation
In 2010, the Company adopted its 2010 Incentive Compensation Plan (the “2010 Plan”), which allows for the issuance of 2,500,000 shares of common stock. The 2010 Plan provides for the grant of stock options, restricted stock units, and other awards to its employees and directors.
The Company awards restricted stock unites to certain key employees and non-employee directors. The restricted stock units vest ratably over a four year service period from the grant date. Restricted stock units are valued based on the market price on the date of the grant and are amortized on a straight-line basis over the vesting period. Compensation expense for restricted stock units is based on fair market value at the grant date.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the nonvested restricted stock units as of December 31, 2012 and 2011:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested at December 31, 2010	—	$—	—
Granted	78,787	14.02
Vested	—	—
Forfeitures	(2,865)	14.02
Nonvested at December 31, 2011	75,922	$14.02	3.2
Granted	87,414	18.02
Vested	(18,971)	14.02
Forfeitures	(2,117)	18.02
Nonvested at December 31, 2012	142,248	$16.42	2.8
Unrecognized stock compensation expense was $1.8 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.
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
GTS previously maintained a Key Employee Equity Plan (“GTS Plan”), which permitted the grant of stock options to employees and directors. Stock options under the GTS Plan were granted with an exercise price equal to or in excess of the fair value of GTS’ stock on the date of grant. Such options vest ratably over a two or four year service period and are exercisable ten years from the date of grant, but only to the extent vested as specified in each option agreement. In connection with the Company’s merger with GTS effective upon the IPO, all options granted pursuant to the GTS Plan outstanding at the effective time of the merger became options to purchase shares of the Company’s common stock.
No options were granted by the Company in 2010, 2011 or 2012. Stock-based compensation expense was $0.7 million, $0.5 million, and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The related estimated income tax benefit recognized in the accompanying consolidated statements of operations, net of estimated forfeitures, was $0.3 million, $0.2 million, and $0.2 million, respectively.
A summary of the option activity under the equity plans for the year ended December 31, 2012 and 2011, respectively, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2010	1,943,485	$11.16	5.8	$6,414
Granted	—	—
Exercised	(114,634)	7.34
Forfeited	(17,315)	9.89
Outstanding at December 31, 2011	1,811,536	$11.41	4.8	$4,927
Granted	—	—
Exercised	(226,068)	9.59
Forfeited	—	—
Outstanding at December 31, 2012	1,585,468	$11.67	3.8	$10,258

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

There were 1,563,725, 1,684,140, and 1,638,623 options exercisable at December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, for exercisable options, the weighted-average exercise price was $11.67, the weighted average remaining contractual term was 3.8 years, and the estimated aggregate intrinsic value was $6.47 per share. All granted options are non-qualified options. The amount of options vested or expected to vest as of December 31, 2012 does not differ significantly from the amount outstanding.
As of December 31, 2012, there was $0.1 million of total unrecognized compensation cost related to non-vested options granted under the Equity Plan. This cost is recognized over a period extending four years from each grant date.
10. Earning Per Share
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
The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	Year Ended December 31,
	2012	2011	2010
Basic weighted average stock outstanding	31,040	30,432	25,779
Effect of dilutive securities:
Employee stock options	442	396	453
Restricted stock units	17	28	—
Warrants	926	689	545
Dilutive weighted average stock outstanding	32,425	31,545	26,777
The Company had additional stock options and warrants outstanding of 308,698 as of December 31, 2012 and 2011, and 3,122,836 as of December 31, 2010. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive.
11. Income Taxes
The components of the Company’s provision for income taxes were as follows (in thousands):

	Year Ended December 31, 2012
	2012	2011	2010
Current:
Federal	$11,238	$—	$—
Foreign, state and local	2,007	1,438	331
Deferred:
Federal	9,491	13,640	1,859
Foreign, state and local	654	851	(82)
Provision for income taxes	$23,390	$15,929	$2,108

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company’s income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliations (in thousands):

	2012	2011	2010
Statutory federal rate	$21,322	$14,641	$1,938
Meals and entertainment	195	129	114
State income taxes — net of federal benefit	1,794	1,344	195
Tax credit	(26)	(109)	(85)
Canadian income taxes	(31)	(40)	50
Preferred dividend	—	70	68
Other	136	(106)	(172)
Total	$23,390	$15,929	$2,108

The tax rate effects of temporary differences that give rise to significant elements of deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Current deferred income tax assets:
Net operating losses	$—	$7,130
Accounts receivable	1,304	849
Accounts payable and accrued expenses	2,496	1,518
Total	$3,800	$9,497
Noncurrent deferred income tax assets (liabilities):
Net operating losses	$730	$645
Goodwill	(27,878)	(23,054)
PP&E	(14,885)	(7,441)
Deferred Compensation	1,294	1,193
Other, net	—	2,491
Total	$(40,739)	$(26,166)
The net noncurrent deferred income tax liability of $40.7 million and $26.2 million is classified in the consolidated balance sheets as a component of other long-term liabilities at December 31, 2012 and 2011, respectively.
There were no unrecognized tax benefits recorded as of December 31, 2012 and 2011. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Income tax related interest and penalties were immaterial as of December 31, 2012 or 2011. The Company is subject to federal and state tax examinations for all tax years subsequent to December 31, 2008. Although the pre-2009 years are no longer subject to examinations by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years were used by the Company during 2011 and 2012 and may still be adjusted upon examination by the IRS or state taxing authorities given they were used in a future period.
12. Commitments and Contingencies
Employee Benefit Plans
The Company sponsors defined contribution profit sharing plans for substantially all employees of the Company and its subsidiaries. The Company provides matching contributions on some of these plans. Total expense under these plans was $1.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Operating Leases
The Company leases terminals and office space under noncancelable operating leases expiring on various dates through 2020. The Company incurred rent expense from operating leases of $24.0 million, $13.5 million, and $9.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2012 (in thousands):

Year Ending:	Amount
2013	$22,683
2014	21,844
2015	20,401
2016	15,547
2017	13,806
Thereafter	27,831
Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of December 31, 2012 and 2011, the Company had reserves for estimated uninsured losses of $5.0 million and $4.3 million, respectively.
13. Related Party Transactions
In 2010, the Company paid an aggregate of $3.5 million to THC Management and EOS Management for the termination of the management agreement of GTS and the IPO of the Company and related debt refinancing.
On September 12, 2011, the Company amended its advisory agreement with HCI, formerly Thayer | Hidden Creek Management, L.P., to pay them a transaction fee for each acquisition and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.9 million and $0.7 million to HCI for services performed in conjunction with acquisitions and debt financing during 2012 and 2011, respectively.
As part of the 2007 acquisition of Big Rock Transportation, Inc., Midwest Carriers, Inc., Sargent Trucking, Inc., B&J Transportation, Inc., and Smith Truck Brokers, Inc. (collectively, Sargent), the Company was required to pay an earnout to the former Sargent owners. The Company’s obligation to make further contingent payments to the former Sargent owners terminated as of December 31, 2009. The Company paid $0.8 million during 2012 related to the amounts earned in 2006 and 2007.
As part of the Bullet acquisition in 2009, the Company issued eight-year warrants exercisable for an aggregate of 268,765 shares of Class A common stock payable to the former Bullet owners. These warrants were exercised in July of 2010. Additionally, certain existing stockholders and their affiliates also received eight-year warrants exercisable for an aggregate of 1,388,620 shares of Class A common stock payable to existing stockholders and their affiliates. Certain stockholders exercised 554,328 of these warrants during 2011. No warrants were exercised by affiliated parties during 2012. As of December 31, 2012, 834,292 were still outstanding.
14. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also reportable segments: LTL; TL; and TMS.
These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes IPO related expenses, acquisition transaction expenses, corporate salaries, and stock-based compensation expense.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	2012	2011	2010
Revenues:
LTL	$511,006	$466,823	$409,914
TL	476,638	301,279	158,724
TMS	91,558	79,188	65,902
Eliminations	(5,848)	(3,663)	(2,522)
Total	1,073,354	843,627	632,018
Operating Income:
LTL	35,502	24,325	21,661
TL	30,070	20,040	6,459
TMS	10,534	7,601	5,284
Corporate	(7,156)	(5,831)	(3,635)
Total operating income	68,950	46,135	29,769
Interest expense	8,030	4,335	8,154
Loss on early extinguishment of debt	—	—	15,916
Income before provision for income taxes	$60,920	$41,800	$5,699
Depreciation and Amortization:
LTL	$2,422	$1,718	$1,676
TL	6,306	2,572	744
TMS	771	688	694
Total	$9,499	$4,978	$3,114
Capital Expenditures:
LTL	$8,213	$4,817	$1,323
TL	8,581	4,296	987
TMS	95	992	190
Total	$16,889	$10,105	$2,500

	December 31,
	2012	2011	2010
Total Assets:
LTL	$490,067	$397,372	$259,706
TL	339,890	222,264	49,533
TMS	61,076	46,290	44,905
Eliminations	(190,225)	(122,208)	(5,847)
Total	$700,808	$543,718	$348,297
15. Subsequent Event
On January 4, 2013, the underwriters for the Company's public offering of common stock exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at a price of $17.25 per share to the public. The sale of the additional shares resulted in additional net proceeds to the Company of $8.5 million after deducting the underwriting discount and estimated expenses.