Form 10-Q
period 2013-05-09
Roadrunner Transportation Systems, Inc.
filed 2013-05-10
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 8, 2013, there were outstanding 35,451,517 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,164	$11,908
Accounts receivable, net of allowances of $1,229 and $1,476, respectively	139,082	122,947
Deferred income taxes	3,595	3,800
Prepaid expenses and other current assets	24,006	26,461
Total current assets	182,847	165,116
Property and equipment, net of accumulated depreciation of $22,576 and $20,108, respectively	74,211	68,576
Other assets:
Goodwill	441,667	442,143
Intangible assets, net	13,059	12,710
Other noncurrent assets	11,906	12,263
Total other assets	466,632	467,116
Total assets	$723,690	$700,808
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$17,000	$17,000
Accounts payable	59,879	54,887
Accrued expenses and other liabilities	26,814	29,132
Total current liabilities	103,693	101,019
Long-term debt, net of current maturities	140,250	144,500
Other long-term liabilities	67,520	63,210
Total liabilities	311,463	308,729
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 35,427 and 34,371 shares issued and outstanding	354	344
Additional paid-in capital	334,590	325,034
Retained earnings	77,283	66,701
Total stockholders’ investment	412,227	392,079
Total liabilities and stockholders’ investment	$723,690	$700,808
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$299,380	$236,574
Operating expenses:
Purchased transportation costs	206,342	167,031
Personnel and related benefits	34,856	26,733
Other operating expenses	35,690	26,072
Depreciation and amortization	3,355	1,960
Acquisition transaction expenses	—	138
Total operating expenses	280,243	221,934
Operating income	19,137	14,640
Interest expense:
Interest on long-term debt	1,875	1,798
Dividends on preferred stock subject to mandatory redemption	—	49
Total interest expense	1,875	1,847
Income before provision for income taxes	17,262	12,793
Provision for income taxes	6,680	4,862
Net income available to common stockholders	$10,582	$7,931
Earnings per share available to common stockholders:
Basic	$0.30	$0.26
Diluted	$0.29	$0.25
Weighted average common stock outstanding:
Basic	34,990	30,742
Diluted	36,743	32,129
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$10,582	$7,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,996	2,272
Gain on disposal of buildings and equipment	69	(160)
Stock-based compensation	254	137
Provision for bad debts	89	218
Deferred tax provision	633	1,736
Changes in:
Accounts receivable	(16,459)	(6,906)
Prepaid expenses and other assets	3,098	(3,127)
Accounts payable	4,926	1,710
Accrued expenses and other liabilities	1,754	516
Net cash provided by operating activities	8,942	4,327
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(172)	(6,158)
Capital expenditures	(9,389)	(3,259)
Proceeds from sale of buildings and equipment	320	326
Net cash used in investing activities	(9,241)	(9,091)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	40,408
Payments under revolving credit facilities	—	(30,408)
Long-term debt payments	(4,250)	(3,500)
Debt issuance cost	—	(50)
Proceeds from issuance of common stock, net of issuance costs	8,820	1,023
Redemption of mandatory redeemable preferred stock	—	(5,000)
Reduction of capital lease obligation	(15)	(119)
Net cash provided by financing activities	4,555	2,354
Net increase (decrease) in cash and cash equivalents	4,256	(2,410)
Cash and cash equivalents:
Beginning of period	11,908	3,315
End of period	$16,164	$905
Supplemental cash flow information:
Cash paid for interest	$1,412	$1,798
Cash paid for income taxes, net	$378	$229
Noncash contingent earnout	$430	$694
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments: less-than-truckload (“LTL”), truckload and logistics (“TL”), and transportation management solutions (“TMS”). Within its LTL business, the Company operates 36 LTL service centers throughout the United States complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 27 TL service centers, five freight consolidation and inventory management centers, and 20 company dispatch offices. The TL business is augmented by 71 independent brokerage agents. The Company operates its TMS business from four service centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the Company's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, except for the measurement period adjustment related to purchase accounting discussed in Note 2, necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also its reportable segments: LTL, TL, and TMS.
2. Acquisitions
On February 24, 2012, the Company acquired all of the outstanding stock of Capital Transportation Logistics (“CTL”) for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $6.2 million. The acquisition was financed with borrowings under the Company’s credit facility discussed in Note 5. The CTL purchase agreement calls for contingent consideration in the form of an earnout capped at $0.8 million. The former owners of CTL are entitled to receive a payment equal to the amount by which CTL’s aggregate operating income, as defined in the purchase agreement, exceeds $1.8 million for the years ending December 31, 2012 and 2013. Approximately $0.7 million has been included in the TMS purchase price allocation related to this earnout.
On April 19, 2012, the Company acquired all of the outstanding stock of Grundman Holdings, Inc., which wholly owned both D&E Transport, Inc. and D&E Leasing, Inc. (collectively, “D&E”), for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $11.4 million. The acquisition was financed with borrowings under the Company’s credit facility discussed in Note 5. The D&E purchase agreement calls for contingent consideration in the form of an earnout capped at $0.7 million per year. The former owners of D&E are entitled to receive a payment equal to the amount by which D&E’s operating income, as defined in the purchase agreement, exceeds $2.0 million for the years ending December 31, 2012, 2013, and 2014. The annual payment starts at $0.1 million if operating income exceeds $2.0 million and escalates up to $0.7 million if operating income exceeds $5.0 million. Approximately $1.0 million has been included in the TL purchase price allocation related to this earnout.
On June 4, 2012, the Company acquired all of the outstanding stock of CTW Transport (“CTW”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $7.6 million. The acquisition was financed with borrowings under the Company’s credit facility discussed in Note 5. The CTW purchase agreement calls for contingent consideration in the form of an earnout capped at $3.5 million. The former owner of CTW is entitled to receive a payment equal to the amount by which CTW’s operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $2.0 million for the years ending December 31, 2012, 2013, and 2014. Approximately $2.6 million has been included in the TL purchase price allocation related to this earnout.
On August 1, 2012, the Company acquired all of the operating assets of R&M Transportation and all of the outstanding stock of Sortino Transportation (collectively, “R&M”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $24.2 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The R&M purchase agreement calls for contingent consideration in the form of an earnout capped at $5.0 million. The former owners of R&M are entitled to receive a payment equal to the amount by which R&M's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $1.7 million for the five months ending December 31, 2012 and $4.5 million for the years ending December 31, 2013, 2014, and 2015. Approximately $4.2 million has been included in the TL purchase price allocation related to this earnout.
On August 10, 2012, the Company acquired all of the outstanding stock of Expedited Freight Systems, Inc. (“EFS”) for the purpose of expanding its current market presence in the LTL segment. Cash consideration paid was $10.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The EFS purchase agreement calls for contingent consideration in the form of an earnout capped at $4.0 million. The former owners of EFS are entitled to receive a payment equal to the amount by which EFS's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $0.9 million for the period from the closing date through December 31, 2012, $2.3 million for the year ending December 31, 2013, $2.5 million for the years ending December 31, 2014 and 2015, and $2.8 million for the year ending December 31, 2016. Approximately $3.1 million has been included in the LTL purchase price allocation related to this earnout.
On November 5, 2012, the Company acquired all of the outstanding stock of Central Cal Transportation ("Central Cal") for the purpose of expanding its current presence in the TL segment. Cash consideration paid was $3.8 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The Central Cal purchase agreement calls for contingent consideration in the form of an earnout capped at $4.0 million. The former owners of Central Cal are entitled to receive a payment equal to $0.8 million if Central Cal's combined operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $1.4 million for the period from the closing date through December 31, 2013 and for the years ending December 31, 2014, 2015, and 2016. The purchase agreement also calls for an additional payment of 75% of the amount that Central Cal's combined operating income before depreciation and amortization exceeds $1.4 million in each of the periods referred to above. Approximately $3.4 million has been included in the TL purchase price allocation related to this earnout.
On November 12, 2012, the Company acquired all of the outstanding stock of Brandon Carrier Group, Inc. ("A&A") for the purpose of expanding its current presence in the TL segment. Cash consideration paid was $24.1 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The A&A purchase agreement calls for contingent consideration in the form of an earnout capped at $2.5 million. The former owners of A&A are entitled to receive a payment equal to the amount by which A&A's operating income before amortization, as defined in the purchase agreement, exceeds $3.0 million for the years ending December 31, 2013, 2014, 2015, and 2016. Approximately $2.2 million has been included in the TL purchase price allocation related to this earnout.
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

The acquisitions of CTL, D&E, CTW, R&M, EFS, Central Cal, A&A, and DCT are considered individually immaterial, but material in the aggregate. The following table summarizes, in the aggregate, the allocation of the purchase price paid to the fair value of the net assets for these acquisitions (in thousands):

2012 Acquisitions
Accounts receivable	$15,175
Other current assets	1,240
Property and equipment	32,387
Goodwill	76,550
Customer relationship intangible assets	4,932
Other noncurrent assets	623
Accounts payable and other liabilities	(42,192)
Total	$88,715
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Purchase accounting is considered final for CTL and preliminary for D&E, CTW, R&M, and EFS with respect to deferred taxes and goodwill as final information was not available as of March 31, 2013. Due to the limited amount of time since the acquisitions of Central Cal, A&A, and DCT, the initial purchase price allocation is preliminary as of March 31, 2013. The measurement period adjustments from the previous recorded opening balances relate primarily to fair value measurement changes in customer relationship intangible assets and changes in acquired deferred tax assets and liabilities. Measurement period adjustments were recorded prospectively as they were not considered material to the financial statements as of December 31, 2012.
From the dates of acquisition through March 31, 2012, the acquisitions contributed $0.7 million of revenues and $0.1 million of net income to the Company. The following supplemental unaudited pro forma financial information of the Company for the quarter ended March 31, 2012 includes the results of operations for the 2012 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2011.

Unaudited Pro Forma for the Three Months Ended
March 31, 2012
(in thousands)
Revenues	$286,687
Net income	$8,596
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
The following is a rollforward of goodwill from December 31, 2012 to March 31, 2013 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2012	$197,456	$202,547	$42,140	$442,143
Adjustments to goodwill for purchase accounting	—	(905)	—	(905)
Acquisition	—	429	—	429
Goodwill balance as of March 31, 2013	$197,456	$202,071	$42,140	$441,667

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships - TL	$15,994	$(3,876)	$12,118	$15,115	$(3,430)	$11,685
Customer relationships - LTL	1,358	(553)	805	1,358	(497)	861
Customer relationships - TMS	626	(490)	136	626	(462)	164
Total customer relationships	$17,978	$(4,919)	$13,059	$17,099	$(4,389)	$12,710
The customer relationships intangible assets are amortized over their estimated five to ten years useful lives. Amortization expense was $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. Estimated amortization expense for each of the next five years based on the intangible assets as of March 31, 2013 is as follows (in thousands):

Amount
Remainder 2013	$1,581
2014	2,088
2015	1,891
2016	1,800
2017	1,679
2018	1,415
Thereafter	2,605
Total	$13,059
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
The following table presents information, as of March 31, 2013 and December 31, 2012, about the Company’s financial liabilities. The carrying value of the Company’s long-term debt under the third amended and restated credit agreement approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. As a result, the Company categorized the long-term debt as Level 2 in the fair value hierarchy. Contingent purchase price related to acquisitions are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$21,613	$21,613
Total liabilities at fair value	$—	$—	$21,613	$21,613

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$20,907	$20,907
Total liabilities at fair value	$—	$—	$20,907	$20,907
In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three months ended March 31, 2013 and twelve months ended December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Balance, beginning of period	$20,907	$3,015
Earnouts and adjustments related to acquisitions	430	17,733
Payment of contingent purchase obligations	—	(284)
Adjustment to contingent purchase obligation	276	443
Balance, end of period	$21,613	$20,907
5. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Senior debt:
Term loans	$157,250	$161,500
Total debt	157,250	161,500
Less: Current maturities	(17,000)	(17,000)
Total long-term debt, net of current maturities	$140,250	$144,500
On August 3, 2012, the Company entered into a third amended and restated credit agreement (the "credit agreement") with U.S. Bank National Association (“U.S. Bank”) and other lenders, which increased the revolving credit facility from $100.0 million to $125.0 million and the term loan from $140.0 million to $170.0 million. The credit facility matures on August 3, 2017. Principal on the term loan is due in quarterly installments of $4.3 million per quarter until 2017. The credit agreement is collateralized by all assets of the Company and the revolving credit facility is subject to a borrowing base equal to 85% of the Company’s eligible receivables. The credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and at all times during the three month period ended March 31, 2013, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.8%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.8%. The revolving credit facility also provides for the issuance of up to $25.0 million in letters of credit. As of March 31, 2013, the Company had outstanding letters of credit totaling $8.9 million. Total availability under the revolving credit facility was $116.1 million as of March 31, 2013. As of March 31, 2013, the average interest rate on the credit agreement was 3.2%.
6. Stockholders’ Investment
Changes in stockholders’ investment consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning balance	$392,079	$295,953
Net income	10,582	7,931
Other changes	9,566	1,160
Ending balance	$412,227	$305,044
In January 2013, the underwriters for the Company's public offering of common stock exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at a price of $17.25 per share to the public. The sale of the additional shares resulted in additional net proceeds to the Company of approximately $8.5 million after deducting the underwriting discount and estimated expenses.

7. Preferred Stock
Series A Redeemable Preferred Stock
In March 2007, the Company issued 5,000 shares of non-voting Series A Preferred Stock (“Series A Preferred Stock”), which were mandatorily redeemable by the Company at $1,000 per share, in cash, on November 30, 2012. The Series A Preferred Stock received cash dividends annually on April 30 at an annual rate equal to $40 per share, and if such dividends were not paid when due, such annual dividend rate increased to $60 per share and continued to accrue without interest until such delinquent payments were made. In March 2012, the Company repurchased the 5,000 shares of Series A Preferred Stock and paid the corresponding dividends through the date of the repurchase.
8. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period. For the three months ended March 31, 2013 and 2012, diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.
The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding (in thousands):

	Three Months Ended March 31,
	2013	2012
Basic weighted average stock outstanding	34,990	30,742
Effect of dilutive securities
Employee stock options	473	453
Restricted stock units	1,242	41
Warrants	38	893
Diluted weighted average stock outstanding	36,743	32,129
The Company had additional stock options and warrants outstanding of 308,698 as of March 31, 2012. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive. As of March 31, 2013, all stock options and warrants were included in the computation of diluted earnings per share.
9. Income Taxes
The effective income tax rate was 38.7% for the three months ended March 31, 2013, compared with 38.0% for the three months ended March 31, 2012. In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of March 31, 2013 and December 31, 2012, the Company had reserves for estimated uninsured losses of $5.2 million and $5.0 million, respectively.
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay a transaction fee for each acquisition and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.1 million to HCI for the advisory fee and travel expenses during the three months ended March 31, 2013 and 2012, respectively.

12. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also reportable segments: LTL, TL, and TMS.
These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries, and stock-based compensation expense.
The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
LTL	$132,691	$118,953
TL	146,541	98,027
TMS	21,443	20,680
Eliminations	(1,295)	(1,086)
Total	299,380	236,574
Operating income:
LTL	8,978	8,450
TL	9,668	5,662
TMS	2,323	2,212
Corporate	(1,832)	(1,684)
Total operating income	19,137	14,640
Interest expense	1,875	1,847
Income before provision for income taxes	$17,262	$12,793
Depreciation and amortization:
LTL	$778	$515
TL	2,397	1,259
TMS	163	186
Corporate	17	—
Total	$3,355	$1,960
Capital expenditures:
LTL	$1,450	$2,587
TL	7,915	644
TMS	24	28
Total	$9,389	$3,259

	March 31, 2013	December 31, 2012
Assets:
LTL	$500,481	$490,067
TL	352,214	339,890
TMS	65,595	61,076
Eliminations	(194,600)	(190,225)
	$723,690	$700,808

13. Subsequent Events
On April 30, 2013, the Company acquired all of the outstanding capital stock and the Charleston, South Carolina property of Wando Trucking, Inc., a provider of intermodal transportation and related services in the Southeast, for approximately $9.0 million. The acquisition was financed with the borrowings under the Company's credit facility discussed in Note 5.
On April 30, 2013, the Company also acquired all of the outstanding stock of Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd., a logistics service provider offering container management and intermodal solutions based in Milan, Illinois for a total purchase price of approximately $14.2 million, plus an earn-out capped at $6.5 million. The acquisition was financed with the borrowings under the Company's credit facility discussed in Note 5.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our results for the year ended December 31, 2012, set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013.
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
Truckload and Logistics. Within our TL business, we arrange the pickup, delivery, and inventory management of TL freight through our network of 27 TL service centers, five freight consolidation and inventory management centers, 20 company dispatch offices, and 71 independent brokerage agents primarily located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
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
The pricing environment in the transportation industry also impacts our operating performance. Our LTL pricing is typically measured by billed revenue per hundredweight, which is often referred to as “yield.” Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency and consistency, length of haul, freight density, and customer and geographic mix. Pricing within our TL business generally has fewer influential factors than pricing within our LTL business, but is also typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix. Since we offer both LTL and TL shipping as part of our TMS offering, pricing within our TMS segment is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector.
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
Recent Acquisitions
In April 2013, we acquired all of the outstanding capital stock and the Charleston, South Carolina property of Wando Trucking, Inc., ("Wando") for the purpose of expanding our presence within the TL segment. Wando is a provider of intermodal transportation and related services in the Southeast. See subsequent event Note13 within the notes to our unaudited condensed consolidated financial statements included in this report.
In April 2013, we also acquired all of the outstanding stock of Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd. (collectively, "Adrian"), for the purpose of expanding our presence within the TMS segment. Headquartered in Illinois, Adrian is a logistics service provider offering container management and intermodal solutions. See subsequent event Note 13 within the notes to our unaudited condensed consolidated financial statements included in this report.

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

	Three Months Ended March 31,
	2013		2012
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues
Revenues:
LTL	$132,691	44.3%	$118,953	50.3%
TL	146,541	48.9%	98,027	41.4%
TMS	21,443	7.2%	20,680	8.7%
Eliminations	(1,295)	(0.4)%	(1,086)	(0.5)%
Total	299,380	100.0%	236,574	100.0%
Purchased transportation costs:
LTL	94,878	71.5%	88,264	74.2%
TL	97,509	66.5%	64,897	66.2%
TMS	15,250	71.1%	14,956	72.3%
Eliminations	(1,295)	(0.4)%	(1,086)	(0.5)%
Total	206,342	68.9%	167,031	70.6%
Net revenues (1):
LTL	37,813	28.5%	30,689	25.8%
TL	49,032	33.5%	33,130	33.8%
TMS	6,193	28.9%	5,724	27.7%
Total	93,038	31.1%	69,543	29.4%
Other operating expenses (2):
LTL	28,057	21.1%	21,724	18.3%
TL	36,967	25.2%	26,209	26.7%
TMS	3,707	17.3%	3,326	16.1%
Corporate	1,832	0.6%	1,684	0.7%
Total	70,563	23.6%	52,943	22.4%
Depreciation and amortization:
LTL	778	0.6%	515	0.4%
TL	2,397	1.6%	1,259	1.3%
TMS	163	0.8%	186	0.9%
Corporate	17	—%	—	—%
Total	3,355	1.1%	1,960	0.8%
Operating income:
LTL	8,978	6.8%	8,450	7.1%
TL	9,668	6.6%	5,662	5.8%
TMS	2,323	10.8%	2,212	10.7%
Corporate	(1,832)	(0.6)%	(1,684)	(0.7)%
Total	19,137	6.4%	14,640	6.2%
Interest expense	1,875	0.6%	1,847	0.8%
Income before provision for income taxes	17,262	5.8%	12,793	5.4%
Provision for income taxes	6,680	2.2%	4,862	2.1%
Net income available to common stockholders	$10,582	3.5%	$7,931	3.4%

(1)	Reflects revenues less purchased transportation costs.

(2)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenues
Consolidated revenues increased by $62.8 million, or 26.5%, to $299.4 million during the first quarter of 2013 from $236.6 million during the first quarter of 2012, more than half of which was attributable to the impact of 2012 acquisitions.
LTL revenues increased by $13.7 million, or 11.5%, to $132.7 million during the first quarter of 2013 from $119.0 million during the first quarter of 2012. This growth was driven by the acquisition of EFS, which contributed $6.0 million of the revenue increase, as well as quarter-over-quarter organic LTL per day tonnage growth of 5.7%, driven by an increase in the number of LTL shipments. These increases were slightly offset by a 0.3% decline in weight per shipment. Revenue per hundredweight, excluding fuel, decreased 4.8% quarter-over-quarter resulting from the addition of EFS, which has a lower revenue per hundredweight due to freight mix and length of haul. Excluding EFS, revenue per hundredweight, excluding fuel, increased 2.4%.
TL revenues increased by $48.5 million, or 49.5%, to $146.5 million during the first quarter of 2013 from $98.0 million during the first quarter of 2012. The acquisitions of D&E, CTW, R&M, Central Cal, A&A, and DCT collectively contributed $42.4 million of the revenue increase. The remaining $6.1 million of the revenue increase was driven by increases in market pricing and load growth due to the expansion of our IC network as well as the continued increase in the utilization of our broker agent network.
TMS revenues increased by $0.7 million, or 3.7%, to $21.4 million during the first quarter of 2013 from $20.7 million during the first quarter of 2012. This growth was primarily driven by the acquisition of CTL, which contributed incremental revenues of $0.6 million during the first quarter of 2013, as well as new and existing customer growth.
Purchased Transportation Costs
Purchased transportation costs increased by $39.3 million, or 23.5%, to $206.3 million during the first quarter of 2013 from $167.0 million during the first quarter of 2012.
LTL purchased transportation costs increased by $6.6 million, or 7.5%, to $94.9 million during the first quarter of 2013 from $88.3 million during the first quarter of 2012, and decreased as a percentage of LTL revenues to 71.5% during the first quarter of 2013 from 74.2% during the first quarter of 2012. This improvement was primarily a result of ongoing pricing and cost initiatives, new geographic regions, and additional lane density. These improvements occurred despite experiencing load inefficiencies dut to inclement weather. Excluding fuel surcharges, our average linehaul cost per mile remained consistent at $1.24 during both the first quarter of 2013 and 2012.
TL purchased transportation costs increased by $32.6 million, or 50.3%, to $97.5 million during the first quarter of 2013 from $64.9 million during the first quarter of 2012. This increase was the result of our TL acquisitions of D&E, CTW, R&M, Central Cal, A&A, and DCT, which collectively contributed $26.7 million of the increase, as well as the increase in market pricing and increased utilization of our broker agent network. TL purchased transportation costs as a percentage of TL revenues increased to 66.5% during the first quarter of 2013 from 66.2% during the first quarter of 2012 as a result of the expansion of our IC network to support our revenue growth.
TMS purchased transportation costs increased by $0.3 million, or 2.0%, to $15.3 million during the first quarter of 2013 from $15.0 million during the first quarter of 2012. TMS purchased transportation costs as a percentage of TMS revenues decreased to 71.1% during the first quarter of 2013 from 72.3% during the first quarter of 2012 primarily as a result of higher margin services due to the acquisition of CTL.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $17.6 million, or 33.2%, to $70.5 million during the first quarter of 2013 from $52.9 million during the first quarter of 2012.
Within our LTL business, other operating expenses increased by $6.3 million, or 29.2%, to $28.1 million during the first quarter of 2013 from $21.7 million during the first quarter of 2012. The increase was the result of the acquisition of EFS, which contributed $5.8 million of the total increase as well as expanded infrastructure costs to support new business initiatives. As a percentage of LTL revenues, other operating expenses increased to 21.1% from 18.3%, primarily due to the inclusion of employee drivers of EFS and owned equipment in other operating expenses.
Within our TL business, other operating expenses increased by $10.8 million, or 41.0%, to $37.0 million during the first quarter of 2013 from $26.2 million during the first quarter of 2012, primarily as a result of the acquisitions of D&E, CTW, R&M, Central Cal, A&A, and DCT, which contributed $11.8 million of the increase. The increase from the 2012 acquisitions was offset by cost saving initiatives and the transition of employee drivers to ICs. As a percentage of TL revenues, other operating expenses decreased to 25.2% from 26.7%, primarily due to the expansion of our IC network to cover load growth and increased revenues. Costs associated with the IC network are included in purchased transportation costs.
Within our TMS business, other operating expenses increased by $0.4 million, or 11.5%, to $3.7 million during the first quarter of 2013 from $3.3 million during the first quarter of 2012, primarily as a result of the acquisition of CTL, which incrementally contributed $0.2 million of the total increase. TMS other operating expenses, as a percentage of TMS revenues, increased to 17.3% during the first quarter of 2013 from 16.1% during the first quarter of 2012.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $1.8 million during the first quarter of 2013 from $1.7 million during the first quarter of 2012.
Depreciation and Amortization
Depreciation and amortization was $3.4 million during the first quarter of 2013 and $2.0 million during the first quarter of 2012, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth. Within our LTL business, depreciation and amortization was $0.8 million during the first quarter of 2013 and $0.5 million during the first quarter of 2012. Depreciation and amortization within our TL business was $2.4 million during the first quarter of 2013 and $1.3 million during the first quarter of 2012. Within our TMS business, depreciation and amortization was $0.2 million during both the first quarter of 2013 and 2012. There was minimal depreciation and amortization recorded at corporate.
Operating Income
Operating income increased by $4.5 million, or 30.7%, to $19.1 million during the first quarter of 2013 from $14.6 million during the first quarter of 2012, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 6.4% during the first quarter of 2013 from 6.2% during the first quarter of 2012.
Within our LTL business, operating income increased by $0.5 million, or 6.2%, to $9.0 million during the first quarter of 2013 from $8.5 million during the first quarter of 2012, and decreased as a percentage of LTL revenues to 6.8% from 7.1%, primarily as a result of the factors above.
Within our TL business, operating income increased by $4.0 million, or 70.8%, to $9.7 million during the first quarter of 2013 from $5.7 million during the first quarter of 2012, and increased as a percentage of TL revenues to 6.6% from 5.8%, primarily as a result of the factors above.
Within our TMS business, operating income increased by $0.1 million, or 5.0%, to $2.3 million during the first quarter of 2013 from $2.2 million during the first quarter of 2012, and also increased as a percentage of TMS revenues to 10.8% from 10.7%, primarily as a result of the factors above.
Interest Expense
Interest expense increased slightly to $1.9 million during the first quarter of 2013 from $1.8 million during the first quarter of 2012.
Income Tax
Income tax provision was $6.7 million during the first quarter of 2013 compared to $4.9 million during the first quarter of 2012. The effective tax rate was 38.7% during the first quarter of 2013 and 38.0% during the first quarter of 2012. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $10.6 million during the first quarter of 2013 compared to $7.9 million during the first quarter of 2012.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, sales of securities, and equity contributions. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of March 31, 2013, we had $16.2 million in cash and cash equivalents, $116.1 million of availability under our credit facility, and $63.0 million in net working capital. As we continue to execute on our acquisition strategy, additional financing may be necessary within the next 12 months.
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
Our credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of and at all times during the three month periods ended March 31, 2013, we were in compliance with all debt covenants.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$8,942	$4,327
Investing activities	(9,241)	(9,091)
Financing activities	4,555	2,354
Net change in cash and cash equivalents	$4,256	$(2,410)
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $10.6 million net income and the $8.9 million cash provided by operating activities during the three months ended March 31, 2013 was primarily attributable to a $16.5 million increase in our accounts receivable, a $3.1 million decrease in prepaid expenses and other assets, a $4.9 million increase in accounts payable, and a $1.8 million increase in accrued expenses and other liabilities, which was partially offset by $0.6 million of deferred income taxes, $4.0 million of depreciation and amortization, and $0.1 million of provision for bad debt. The overall changes in cash flow from operating activities were impacted by both the organic and acquisition growth during the first quarter of 2013.

Cash Flows from Investing Activities
Cash used in investing activities was $9.2 million during the three months ended March 31, 2013, which primarily reflects $9.4 million of capital expenditures used to support our operations offset by the proceeds from the sale of equipment and cash used for business acquisitions.
Cash Flows from Financing Activities
Cash provided by financing activities was $4.6 million during the three months ended March 31, 2013, which primarily reflects the proceeds from the issuance of the overallotment of 525,000 shares of our common stock, which yielded proceeds of approximately $8.5 million, and long-term debt payments of $4.3 million under our credit facility.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.

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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $125.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $157.3 million as of March 31, 2013, a 1.0% increase in the borrowing rate would increase our annual interest expense by $2.8 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-

making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS.
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Annual Report Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013 in analyzing an investment in our common stock. If any of such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could decline, and you could lose all or part of the money you paid for our common stock.
In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From January 1, 2013 to March 31, 2013, we issued and sold an aggregate of (i) 44,794 shares of common stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exercise of warrants to purchase common stock at an exercise price of $8.37, for an aggregate amount of $0.4 million, and (ii) an aggregate of 364,239 shares of common stock that were not registered under the Securities Act pursuant to the net exercise of warrants to purchase common stock at exercise prices ranging from $8.37 to $13.39. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access to information about us. The sales of these securities were made without any general solicitation or advertising.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
Peter R. Armbruster
Vice President – Finance, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)
Date: May 9, 2013