Form 10-Q
period 2013-06-30
Roadrunner Transportation Systems, Inc.
filed 2013-08-09
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 6, 2013, there were outstanding 35,901,357 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,423	$11,908
Accounts receivable, net of allowances of $1,182 and $1,476, respectively	152,752	122,947
Deferred income taxes	3,595	3,800
Prepaid expenses and other current assets	22,257	26,461
Total current assets	184,027	165,116
Property and equipment, net of accumulated depreciation of $25,663 and $20,108, respectively	93,176	68,576
Other assets:
Goodwill	459,808	442,143
Intangible assets, net	14,374	12,710
Other noncurrent assets	10,363	12,263
Total other assets	484,545	467,116
Total assets	$761,748	$700,808
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$17,000	$17,000
Accounts payable	63,571	54,887
Accrued expenses and other liabilities	27,874	29,132
Total current liabilities	108,445	101,019
Long-term debt, net of current maturities	158,000	144,500
Other long-term liabilities	65,330	63,210
Total liabilities	331,775	308,729
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 35,858 and 34,371 shares issued and outstanding	358	344
Additional paid-in capital	338,362	325,034
Retained earnings	91,253	66,701
Total stockholders’ investment	429,973	392,079
Total liabilities and stockholders’ investment	$761,748	$700,808
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$331,908	$262,546	$631,288	$499,119
Operating expenses:
Purchased transportation costs	227,922	185,875	434,264	352,905
Personnel and related benefits	36,670	28,963	71,526	55,696
Other operating expenses	38,782	26,940	74,472	53,012
Depreciation and amortization	3,846	2,125	7,201	4,085
Acquisition transaction expenses	290	70	290	208
Total operating expenses	307,510	243,973	587,753	465,906
Operating income	24,398	18,573	43,535	33,213
Interest expense:
Interest on long-term debt	1,610	2,071	3,485	3,869
Dividends on preferred stock subject to mandatory redemption	—	—	—	49
Total interest expense	1,610	2,071	3,485	3,918
Income before provision for income taxes	22,788	16,502	40,050	29,295
Provision for income taxes	8,818	6,302	15,498	11,164
Net income available to common stockholders	$13,970	$10,200	$24,552	$18,131
Earnings per share available to common stockholders:
Basic	$0.39	$0.33	$0.70	$0.59
Diluted	$0.37	$0.32	$0.67	$0.56
Weighted average common stock outstanding:
Basic	35,585	30,821	35,289	30,782
Diluted	37,307	32,186	36,442	32,182
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$24,552	$18,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,197	4,718
Gain on disposal of buildings and equipment	(506)	(248)
Stock-based compensation	704	319
Provision for bad debts	383	389
Deferred tax provision	634	644
Changes in:
Accounts receivable	(26,432)	(13,224)
Prepaid expenses and other assets	6,581	(5,180)
Accounts payable	5,828	2,859
Accrued expenses and other liabilities	(2,341)	3,954
Net cash provided by operating activities	17,600	12,362
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(29,769)	(21,467)
Capital expenditures	(18,349)	(6,812)
Proceeds from sale of buildings and equipment	937	578
Net cash used in investing activities	(47,181)	(27,701)
Cash flows from financing activities:
Borrowings under revolving credit facilities	57,040	95,948
Payments under revolving credit facilities	(35,040)	(71,008)
Long-term debt payments	(8,500)	(7,000)
Debt issuance cost	(114)	(127)
Payments of contingent earnouts	(2,407)	—
Proceeds from issuance of common stock, net of issuance costs	12,148	1,121
Redemption of mandatory redeemable preferred stock	—	(5,000)
Reduction of capital lease obligation	(31)	(130)
Net cash provided by financing activities	23,096	13,804
Net decrease in cash and cash equivalents	(6,485)	(1,535)
Cash and cash equivalents:
Beginning of period	11,908	3,315
End of period	$5,423	$1,780
Supplemental cash flow information:
Cash paid for interest	$2,824	$3,802
Cash paid for income taxes, net	$10,182	$377
Noncash contingent earnout	$5,778	$4,362
Capital expenditures (non-cash)	$596	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments: less-than-truckload (“LTL”), truckload and logistics (“TL”), and transportation management solutions (“TMS”). Within its LTL business, the Company operates 42 LTL service centers throughout the United States complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 27 TL service centers, five freight consolidation and inventory management centers, and 19 company dispatch offices. The TL business is augmented by 81 independent brokerage agents. The Company operates its TMS business from five service centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.
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
On November 5, 2012, the Company acquired all of the outstanding stock of Central Cal Transportation ("Central Cal") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $3.8 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The Central Cal purchase agreement calls for contingent consideration in the form of an earnout capped at $4.0 million. The former owners of Central Cal are entitled to receive a payment equal to $0.8 million if Central Cal's combined operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $1.4 million for the period from the closing date through December 31, 2013 and for the years ending December 31, 2014, 2015, and 2016. The purchase agreement also calls for an additional payment of 75% of the amount that Central Cal's combined operating income before depreciation and amortization exceeds $1.4 million in each of the periods referred to above. Approximately $3.4 million has been included in the TL purchase price allocation related to this earnout.
On November 12, 2012, the Company acquired all of the outstanding stock of Brandon Carrier Group, Inc. ("A&A") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $24.1 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The A&A purchase agreement calls for contingent consideration in the form of an earnout capped at $2.5 million. The former owners of A&A are entitled to receive a payment equal to the amount by which A&A's operating income before amortization, as defined in the purchase agreement, exceeds $3.0 million for the years ending December 31, 2013, 2014, 2015, and 2016. Approximately $2.2 million has been included in the TL purchase price allocation related to this earnout.
On December 21, 2012, the Company acquired all of the outstanding stock of Direct Connection Transportation ("DCT") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $1.0 million. The acquisition was financed with cash on-hand. The DCT purchase agreement calls for contingent consideration in the form of an earnout capped at $1.0 million. The former owners of DCT are entitled to receive a payment equal to the amount by which DCT's operating income before amortization, as defined in the purchase agreement, exceeds $0.4 million for the years ending December 31, 2013, 2014, and 2015. Approximately $1.0 million has been included in the TL purchase price allocation related to this earnout.
On April 30, 2013, the Company acquired all of the outstanding capital stock and the Charleston, South Carolina property of Wando Trucking, Inc. ("Wando Trucking") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $9.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5.
On April 30, 2013, the Company also acquired all of the outstanding stock of Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd. (collectively, "Adrian Carriers") for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $14.2 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The Adrian Carriers purchase agreement calls for contingent consideration in the form of an earnout capped at $6.5 million. The former owners of Adrian Carriers are entitled to receive a payment equal to the amount by which Adrian Carrier's operating income before amortization, as defined in the purchase agreement, exceeds $2.3 million for the years ending April 30, 2014, 2015, 2016 and 2017. Approximately $5.3 million has been included in the TMS purchase price allocation related to this earnout.

The 2012 acquisitions of CTL, D&E, CTW, R&M, EFS, Central Cal, A&A, and DCT are considered individually immaterial, but material in the aggregate. The 2013 acquisitions are considered individually immaterial and immaterial in the aggregate. The following table summarizes, in the aggregate, the allocation of the purchase price paid to the fair value of the net assets for the 2012 (in thousands):

2012 Acquisitions
Accounts receivable	$15,175
Other current assets	1,240
Property and equipment	32,387
Goodwill	76,550
Customer relationship intangible assets	4,932
Other noncurrent assets	623
Accounts payable and other liabilities	(42,192)
Total	$88,715
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Purchase accounting is considered final for the 2012 acquisitions of CTL, D&E, and CTW, preliminary for the 2012 acquisition of A&A, and preliminary for the 2012 acquisitions of R&M, EFS, Central Cal, and DCT with respect to deferred taxes and goodwill as final information was not available as of June 30, 2013. The measurement period adjustments from the previous recorded opening balances relate primarily to fair value measurement changes in customer relationship intangible assets and changes in acquired deferred tax assets and liabilities. Measurement period adjustments were recorded prospectively as they were not considered material to the financial statements as of December 31, 2012.
From the dates of acquisition through June 30, 2012, the 2012 acquisitions contributed revenues to the Company of $5.6 million for the three months ended June 30, 2012 and $6.3 million for the six months ended June 30, 2012, and contributed net income to the Company of $1.5 million for the three months ended June 30, 2012 and $1.8 million for the six months ended June 30, 2012. The following supplemental unaudited pro forma financial information of the Company for the three and six months ended June 30, 2012 includes the results of operations for the 2012 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2011.

	Unaudited Pro Forma for the
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in thousands)
Revenues	$300,678	$587,365
Net income	$10,722	$19,318
The supplemental unaudited pro forma financial information above is presented for informational purposes only. It is not necessarily indicative of what the Company's financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined company.
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
The following is a rollforward of goodwill from December 31, 2012 to June 30, 2013 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2012	$197,456	$202,547	$42,140	$442,143
Adjustments to goodwill for purchase accounting	—	(905)	—	(905)
Acquisition	—	4,803	13,767	18,570
Goodwill balance as of June 30, 2013	$197,456	$206,445	$55,907	$459,808

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships - TL	$16,950	$(4,351)	$12,599	$15,115	$(3,430)	$11,685
Customer relationships - LTL	1,358	(610)	748	1,358	(497)	861
Customer relationships - TMS	1,533	(506)	1,027	626	(462)	164
Total customer relationships	$19,841	$(5,467)	$14,374	$17,099	$(4,389)	$12,710
The customer relationships intangible assets are amortized over their estimated five to ten years useful lives. Amortization expense was $0.5 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. Estimated amortization expense for each of the next five years based on the intangible assets as of June 30, 2013 is as follows (in thousands):

Amount
Remainder 2013	$1,154
2014	2,296
2015	2,099
2016	2,007
2017	1,886
2018	1,622
Thereafter	3,310
Total	$14,374
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
The following table presents information, as of June 30, 2013 and December 31, 2012, about the Company’s financial liabilities. Contingent purchase price related to acquisitions are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$23,698	$23,698
Total liabilities at fair value	$—	$—	$23,698	$23,698

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$20,907	$20,907
Total liabilities at fair value	$—	$—	$20,907	$20,907
In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and six months ended June 30, 2013 and 2012 and the twelve months ended December 31, 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended December 31,
	2013	2012	2013	2012	2012
Balance, beginning of period	$21,613	$3,480	$20,907	$3,015	$3,015
Earnouts and adjustments related to acquisitions	5,348	3,668	5,778	4,362	17,733
Payment of contingent purchase obligations	(2,407)	—	(2,407)	(284)	(284)
Adjustment to contingent purchase obligation	(856)	62	(580)	117	443
Balance, end of period	$23,698	$7,210	$23,698	$7,210	$20,907
5. Long-Term Debt
Long-term debt as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Senior debt:
Revolving credit facility	$22,000	$—
Term loans	153,000	161,500
Total debt	175,000	161,500
Less: Current maturities	(17,000)	(17,000)
Total long-term debt, net of current maturities	$158,000	$144,500
On August 3, 2012, the Company entered into a third amended and restated credit agreement (the "credit agreement") with U.S. Bank National Association (“U.S. Bank”) and other lenders, which increased the revolving credit facility from $100.0 million to $125.0 million and the term loan from $140.0 million to $170.0 million. The credit facility matures on August 3, 2017. Principal on the term loan is due in quarterly installments of $4.3 million per quarter until 2017. The Company categorizes the borrowings under the credit agreement as a Level 2 in the fair value hierarchy as defined in Note 4. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit agreement is collateralized by all assets of the Company and the revolving credit facility is subject to a borrowing base equal to 85% of the Company’s eligible receivables. The credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and at all times during the three and six months ended June 30, 2013, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.8%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.8%. The revolving credit facility also provides for the issuance of up to $25.0 million in letters of credit. As of June 30, 2013, the Company had outstanding letters of credit totaling $9.4 million. Total availability under the revolving credit facility was $93.6 million as of June 30, 2013. As of June 30, 2013, the average interest rate on the credit agreement was 2.7%.

6. Stockholders’ Investment
Changes in stockholders’ investment for the three and six months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$412,227	$305,044	$392,079	$295,953
Net income	13,970	10,200	24,552	18,131
Other changes	3,776	280	13,342	1,440
Ending balance	$429,973	$315,524	$429,973	$315,524
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
8. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period. For the three and six months ended June 30, 2013 and 2012, diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.
The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding for the three and six months ended June 30, 2013 and 2012 (in thousands). In the June 30, 2012 financial statements, the dilutive impact of warrants and restricted stock units in the table below were transposed between the respective line items for the six months ended June 30, 2012; the total was correct. The table below reflects the correction of those amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted average stock outstanding	35,585	30,821	35,289	30,782
Effect of dilutive securities
Employee stock options	465	451	477	451
Warrants	1,214	910	636	903
Restricted stock units	43	4	40	46
Diluted weighted average stock outstanding	37,307	32,186	36,442	32,182
The Company had additional stock options and warrants outstanding of 308,698 as of June 30, 2012. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive. As of June 30, 2013, all stock options and warrants were included in the computation of diluted earnings per share.
9. Income Taxes
The effective income tax rate was 38.7% for the three months ended June 30, 2013, compared with 38.2% for the three months ended June 30, 2012. For the six months ended June 30, 2013, the effective income tax rate was 38.7% compared with 38.1% for the six months ended June 30, 2012. In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of June 30, 2013 and December 31, 2012, the Company had reserves for estimated uninsured losses of $5.1 million and $5.0 million, respectively.
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay a transaction fee for each acquisition and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.1 million to HCI for the advisory fee and travel expenses during both the three and six months ended June 30, 2013 and 2012.
12. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also the reportable segments: LTL, TL, and TMS.
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

The following table reflects certain financial data of the Company’s reportable segments for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 and December 31, 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
LTL	$146,545	$129,717	$279,236	$248,670
TL	161,235	111,045	307,776	209,072
TMS	26,967	23,127	48,410	43,807
Eliminations	(2,839)	(1,343)	(4,134)	(2,430)
Total	331,908	262,546	631,288	499,119
Operating income:
LTL	11,808	10,454	20,786	18,904
TL	11,351	6,829	21,019	12,491
TMS	3,966	2,765	6,289	4,977
Corporate	(2,727)	(1,475)	(4,559)	(3,159)
Total operating income	24,398	18,573	43,535	33,213
Interest expense	1,610	2,071	3,485	3,918
Income before provision for income taxes	$22,788	$16,502	$40,050	$29,295
Depreciation and amortization:
LTL	$1,004	$546	$1,782	$1,061
TL	2,617	1,385	5,014	2,644
TMS	189	194	352	380
Corporate	36	—	53	—
Total	$3,846	$2,125	$7,201	$4,085
Capital expenditures:
LTL	$837	$1,272	$1,960	$3,859
TL	8,231	2,252	16,180	2,896
TMS	28	29	52	57
Corporate	406	—	753	—
Total	$9,502	$3,553	$18,945	$6,812

	June 30, 2013	December 31, 2012
Assets:
LTL	$519,771	$490,067
TL	376,133	339,890
TMS	74,549	61,076
Eliminations	(208,705)	(190,225)
	$761,748	$700,808
13. Subsequent Events
On July 25, 2013, the Company acquired all of the outstanding membership interests of Marisol International, LLC ("Marisol"), a leading non-asset based, supply chain-critical, provider of international logistics solutions based in Springfield, Missouri, for a total purchase price of approximately $66.0 million, plus an earn-out capped at $2.5 million. The acquisition was financed with the borrowings under the Company's credit facility discussed in Note 5. Due to the limited amount of time since the acquisition date, the initial purchase accounting is not yet complete for Marisol.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our results for the year ended December 31, 2012, set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013.
Overview
We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including customized and expedited less-than-truckload (“LTL”), truckload and logistics (“TL”), transportation management solutions (“TMS”), intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, expedited services, international freight forwarding, customs brokerage, and comprehensive global supply chain solutions. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 42 LTL service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
Truckload and Logistics. Within our TL business, we arrange the pickup, delivery, freight consolidation, and inventory management of TL freight through our network of 27 TL service centers, five freight consolidation and inventory management centers, 19 company dispatch offices, and 81 independent brokerage agents primarily located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
Transportation Management Solutions. Within our TMS business, we offer a “one-stop” transportation and logistics solution, including access to the most cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our TMS offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, and dispatch. Our customized TMS offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our TMS segment also includes domestic and international air and ocean transportation services and customs brokerage.
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
We incur costs that are directly related to the transportation of freight, including purchased transportation costs and commissions paid to our agents based on the net revenue margin. We also incur indirect costs associated with the transportation of freight that include other operating costs, such as insurance and claims. In addition, we incur personnel–related costs and other operating expenses, collectively discussed herein as other operating expenses, essential to administering our operations. We continually monitor all components of our cost structure and establish annual budgets, which are generally used to benchmark costs incurred on a monthly basis.
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
Recent Acquisitions
In April 2013, we acquired all of the outstanding capital stock and the Charleston, South Carolina property of Wando Trucking, Inc. ("Wando Trucking") for the purpose of expanding our market presence within the TL segment. Wando Trucking is a provider of intermodal transportation and related services in the Southeast. See Note 2 within the notes to our unaudited condensed consolidated financial statements included in this report.
In April 2013, we also acquired all of the outstanding stock of Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd. (collectively, "Adrian Carriers") for the purpose of expanding our market presence within the TMS segment. Headquartered in Illinois, Adrian Carriers is a logistics service provider offering container management and intermodal solutions. See Note 2 within the notes to our unaudited condensed consolidated financial statements included in this report.
In July 2013, we acquired all of the outstanding membership interests of Marisol International, LLC ("Marisol"), for the purpose of expanding our market presence within the TMS segment. Headquartered in Missouri, Marisol is a leading non-asset based, supply chain-critical, provider of international logistics solutions. See Note 13 within the notes to our unaudited condensed consolidated financial statements included in this report.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(In thousands, except for %’s)				(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
LTL	$146,545	44.2%	$129,717	49.4%	$279,236	44.2%	$248,670	49.8%
TL	161,235	48.6%	111,045	42.3%	307,776	48.8%	209,072	41.9%
TMS	26,967	8.1%	23,127	8.8%	48,410	7.7%	43,807	8.8%
Eliminations	(2,839)	(0.9)%	(1,343)	(0.5)%	(4,134)	(0.7)%	(2,430)	(0.5)%
Total	331,908	100.0%	262,546	100.0%	631,288	100.0%	499,119	100.0%
Purchased transportation costs:
LTL	104,276	71.2%	96,295	74.2%	199,154	71.3%	184,559	74.2%
TL	108,969	67.6%	74,517	67.1%	206,478	67.1%	139,414	66.7%
TMS	17,516	65.0%	16,406	70.9%	32,766	67.7%	31,362	71.6%
Eliminations	(2,839)	(0.9)%	(1,343)	(0.5)%	(4,134)	(0.7)%	(2,430)	(0.5)%
Total	227,922	68.7%	185,875	70.8%	434,264	68.8%	352,905	70.7%
Net revenues (1):
LTL	42,269	28.8%	33,422	25.8%	80,082	28.7%	64,111	25.8%
TL	52,266	32.4%	36,528	32.9%	101,298	32.9%	69,658	33.3%
TMS	9,451	35.0%	6,721	29.1%	15,644	32.3%	12,445	28.4%
Total	103,986	31.3%	76,671	29.2%	197,024	31.2%	146,214	29.3%
Other operating expenses (2):
LTL	29,457	20.1%	22,422	17.3%	57,514	20.6%	44,146	17.8%
TL	38,298	23.8%	28,314	25.5%	75,265	24.5%	54,523	26.1%
TMS	5,296	19.6%	3,762	16.3%	9,003	18.6%	7,088	16.2%
Corporate	2,691	0.8%	1,475	0.6%	4,506	0.7%	3,159	0.6%
Total	75,742	22.8%	55,973	21.3%	146,288	23.2%	108,916	21.8%
Depreciation and amortization:
LTL	1,004	0.7%	546	0.4%	1,782	0.6%	1,061	0.4%
TL	2,617	1.6%	1,385	1.2%	5,014	1.6%	2,644	1.3%
TMS	189	0.7%	194	0.8%	352	0.7%	380	0.9%
Corporate	36	—%	—	—%	53	—%	—	—%
Total	3,846	1.2%	2,125	0.8%	7,201	1.1%	4,085	0.8%
Operating income:
LTL	11,808	8.1%	10,454	8.1%	20,786	7.4%	18,904	7.6%
TL	11,351	7.0%	6,829	6.1%	21,019	6.8%	12,491	6.0%
TMS	3,966	14.7%	2,765	12.0%	6,289	13.0%	4,977	11.4%
Corporate	(2,727)	(0.8)%	(1,475)	(0.6)%	(4,559)	(0.7)%	(3,159)	(0.6)%
Total	24,398	7.4%	18,573	7.1%	43,535	6.9%	33,213	6.7%
Interest expense	1,610	0.5%	2,071	0.8%	3,485	0.6%	3,918	0.8%
Income before provision for income taxes	22,788	6.9%	16,502	6.3%	40,050	6.3%	29,295	5.9%
Provision for income taxes	8,818	2.7%	6,302	2.4%	15,498	2.5%	11,164	2.2%
Net income available to common stockholders	$13,970	4.2%	$10,200	3.9%	$24,552	3.9%	$18,131	3.6%

(1)	Reflects revenues less purchased transportation costs.

(2)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenues
Consolidated revenues increased by $69.4 million, or 26.4%, to $331.9 million during the second quarter of 2013 from $262.5 million during the second quarter of 2012, the majority of which was attributable to the impact of our 2012 and 2013 acquisitions.
LTL revenues increased by $16.8 million, or 13.0%, to $146.5 million during the second quarter of 2013 from $129.7 million during the second quarter of 2012. This growth was driven by the acquisition of EFS, which contributed $6.4 million of the revenue increase, as well as quarter-over-quarter organic LTL tonnage growth of 19.5%, driven by an increase in the number of LTL shipments. These increases were slightly offset by a 1.9% decline in weight per shipment. Revenue per hundredweight, excluding fuel, decreased 4.9% quarter-over-quarter resulting from the addition of EFS, which has a lower revenue per hundredweight due to freight mix and length of haul. Excluding EFS, revenue per hundredweight, excluding fuel, increased 2.6%.
TL revenues increased by $50.2 million, or 45.2%, to $161.2 million during the second quarter of 2013 from $111.0 million during the second quarter of 2012. The acquisitions of D&E, CTW, R&M, Central Cal, A&A, DCT, and Wando Trucking collectively contributed $43.3 million of the revenue increase. The remaining $6.9 million of the revenue increase was driven by increases in market pricing and load growth due to the expansion of our IC network, as well as the continued increase in the utilization of our broker agent network.
TMS revenues increased by $3.9 million, or 16.6%, to $27.0 million during the second quarter of 2013 from $23.1 million during the second quarter of 2012. This growth was primarily driven by our acquisition of Adrian Carriers.
Purchased Transportation Costs
Purchased transportation costs increased by $42.0 million, or 22.6%, to $227.9 million during the second quarter of 2013 from $185.9 million during the second quarter of 2012.
LTL purchased transportation costs increased by $8.0 million, or 8.3%, to $104.3 million during the second quarter of 2013 from $96.3 million during the second quarter of 2012, and decreased as a percentage of LTL revenues to 71.2% during the second quarter of 2013 from 74.2% during the second quarter of 2012. This improvement was primarily a result of ongoing pricing and cost initiatives, new geographic regions, and additional lane density. Excluding fuel surcharges, our average linehaul cost per mile decreased slightly to $1.23 during the second quarter of 2013 from $1.24 during the second quarter of 2012.
TL purchased transportation costs increased by $34.5 million, or 46.2%, to $109.0 million during the second quarter of 2013 from $74.5 million during the second quarter of 2012. This increase was the result of our TL acquisitions of D&E, CTW, R&M, Central Cal, A&A, DCT, and Wando Trucking, which collectively contributed $27.8 million of the increase, and the increase in market pricing and increased utilization of our broker agent network. TL purchased transportation costs as a percentage of TL revenues increased to 67.6% during the second quarter of 2013 from 67.1% during the second quarter of 2012 as a result of the expansion of our IC network to support our revenue growth.
TMS purchased transportation costs increased by $1.1 million, or 6.8%, to $17.5 million during the second quarter of 2013 from $16.4 million during the second quarter of 2012. TMS purchased transportation costs as a percentage of TMS revenues decreased to 65.0% during the second quarter of 2013 from 70.9% during the second quarter of 2012 primarily as a result of the acquisition of Adrian Carriers, which offers higher margin services.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $19.7 million, or 35.3%, to $75.7 million during the second quarter of 2013 from $56.0 million during the second quarter of 2012.
Within our LTL business, other operating expenses increased by $7.1 million, or 31.4%, to $29.5 million during the second quarter of 2013 from $22.4 million during the second quarter of 2012. The increase was the result of our acquisition of EFS, which contributed $5.4 million of the total increase, and expanded infrastructure costs to support new business initiatives and organic revenue growth. As a percentage of LTL revenues, other operating expenses increased to 20.1% from 17.3%, primarily due to the inclusion of employee drivers of EFS and owned equipment expense in other operating expenses.
Within our TL business, other operating expenses increased by $10.0 million, or 35.3%, to $38.3 million during the second quarter of 2013 from $28.3 million during the second quarter of 2012, primarily as a result of our acquisitions of D&E, CTW, R&M, Central Cal, A&A, DCT, and Wando Trucking, which contributed an aggregate of $11.2 million of the total increase. The increase from these acquisitions was offset by cost saving initiatives and the transition of employee drivers to ICs. As a percentage of TL revenues, other operating expenses decreased to 23.8% from 25.5%, primarily due to the expansion of our IC network to cover load growth and increased revenues. Costs associated with the IC network are included in purchased transportation costs.
Within our TMS business, other operating expenses increased by $1.5 million, or 40.8%, to $5.3 million during the second quarter of 2013 from $3.8 million during the second quarter of 2012, primarily as a result of our acquisition of Adrian Carriers. TMS other operating expenses, as a percentage of TMS revenues, increased to 19.6% during the second quarter of 2013 from 16.3% during the second quarter of 2012.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $2.7 million during the second quarter of 2013 from $1.5 million during the second quarter of 2012, primarily driven by an increase in personnel and related benefits.
Depreciation and Amortization
Depreciation and amortization was $3.8 million during the second quarter of 2013 and $2.1 million during the second quarter of 2012, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth. Within our LTL business, depreciation and amortization was $1.0 million during the second quarter of 2013 and $0.5 million during the second quarter of 2012. Depreciation and amortization within our TL business was $2.6 million during the second quarter of 2013 and $1.4 million during the second quarter of 2012. Within our TMS business, depreciation and amortization was $0.2 million during both the second quarter of 2013 and 2012. There was minimal depreciation and amortization recorded at corporate.
Operating Income
Operating income increased by $5.8 million, or 31.4%, to $24.4 million during the second quarter of 2013 from $18.6 million during the second quarter of 2012, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 7.4% during the second quarter of 2013 from 7.1% during the second quarter of 2012.
Within our LTL business, operating income increased by $1.3 million, or 13.0%, to $11.8 million during the second quarter of 2013 from $10.5 million during the second quarter of 2012, and as a percentage of LTL revenues remained constant at 8.1%, primarily as a result of the factors above.
Within our TL business, operating income increased by $4.6 million, or 66.2%, to $11.4 million during the second quarter of 2013 from $6.8 million during the second quarter of 2012, and increased as a percentage of TL revenues to 7.0% from 6.1%, primarily as a result of the factors above.
Within our TMS business, operating income increased by $1.2 million, or 43.4%, to $4.0 million during the second quarter of 2013 from $2.8 million during the second quarter of 2012, and increased as a percentage of TMS revenues to 14.7% from 12.0%, primarily as a result of the factors above.
Interest Expense
Interest expense decreased to $1.6 million during the second quarter of 2013 from $2.1 million during the second quarter of 2012, primarily as a result of the lower interest rates under the third amended and restated credit agreement.
Income Tax
Income tax provision was $8.8 million during the second quarter of 2013 compared to $6.3 million during the second quarter of 2012. The effective tax rate was 38.7% during the second quarter of 2013 and 38.2% during the second quarter of 2012. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $14.0 million during the second quarter of 2013 compared to $10.2 million during the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenues
Consolidated revenues increased by $132.2 million, or 26.5%, to $631.3 million during the first half of 2013 from $499.1 million during the first half of 2012, the majority of which was attributable to the impact of our 2012 and 2013 acquisitions.
LTL revenues increased by $30.5 million, or 12.3%, to $279.2 million during the first half of 2013 from $248.7 million during the first half of 2012. This reflected our acquisition of EFS, which contributed revenues of $12.5 million, and year-over-year LTL tonnage growth of 18.3%, driven by a 19.7% increase in the number of LTL shipments. These increases were slightly offset by a 1.1% decline in weight per shipment. Our LTL tonnage increase was primarily due to new customer growth.
TL revenues increased by $98.7 million, or 47.2%, to $307.8 million during the first half of 2013 from $209.1 million during the first half of 2012. This growth was primarily driven by our acquisitions of D&E, CTW, R&M, Central Cal, A&A, DCT, and Wando Trucking, which collectively contributed $85.7 million of the revenue increase. The remaining $13.0 million of the revenue increase was driven primarily by increases in market pricing and load growth as well as increased utilization of our broker agent network.
TMS revenues increased by $4.6 million, or 10.5%, to $48.4 million during the first half of 2013 from $43.8 million during the first half of 2012, primarily as a result of our acquisitions of CTL and Adrian Carriers.
Purchased Transportation Costs
Purchased transportation costs increased by $81.4 million, or 23.1%, to $434.3 million during the first half of 2013 from $352.9 million during the first half of 2012.
LTL purchased transportation costs increased by $14.6 million, or 7.9%, to $199.2 million during the first half of 2013 from $184.6 million during the first half of 2012. This increase was primarily the result of rising fuel costs and increases in tonnage and shipments reflected above in LTL revenues. Excluding fuel surcharges, our average linehaul cost per mile was $1.23 during the first half of 2013 compared to $1.24 during the first half of 2012. As a percentage of LTL revenues, LTL purchased transportation costs decreased to 71.3% during the first half of 2013 from 74.2% during the first half of 2012, primarily as a result of ongoing pricing and cost initiatives and additional lane density.
TL purchased transportation costs increased by $67.1 million, or 48.1%, to $206.5 million during the first half of 2013 from $139.4 million during the first half of 2012, primarily as a result of our 2012 and 2013 TL acquisitions. As a percentage of TL revenues, TL purchased transportation costs increased to 67.1% during the first half of 2013 from 66.7% during the first half of 2012, primarily due to the expansion of our IC network to support our revenue growth.
TMS purchased transportation costs increased by $1.4 million, or 4.5%, to $32.8 million during the first half of 2013 from $31.4 million during the first half of 2012. As a percentage of TMS revenues, TMS purchased transportation costs decreased to 67.7% during the first half of 2013 from 71.6% during the first half of 2012, primarily as a result of higher margin services offered by our acquisitions of CTL and Adrian Carriers.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses line items shown in our unaudited condensed consolidated statements of operations, increased by $37.4 million, or 34.3%, to $146.3 million during the first half of 2013 from $108.9 million during the first half of 2012.
Within our LTL business, other operating expenses increased by $13.4 million, or 30.3%, to $57.5 million during the first half of 2013 from $44.1 million during the first half of 2012, primarily as a result of the incremental costs associated with the 19.7% increase in shipment count, expanded infrastructure costs to support new business initiatives and organic revenue growth, and our August 2012 acquisition of EFS, which contributed $5.4 million of the total increase. As a percentage of LTL revenues, other operating expenses increased to 20.6% during the first half of 2013 from 17.8% during the first half of 2012, primarily due to the inclusion of employee drivers of EFS and owned equipment expense in other operating expenses.
Within our TL business, other operating expenses increased by $20.8 million, or 38.0%, to $75.3 million during the first half of 2013 from $54.5 million during the first half of 2012, primarily as a result of our acquisitions of D&E, CTW, R&M, Central Cal, A&A, DCT, and Wando Trucking, which contributed an aggregate of $23.0 million of the total increase. The increase from these acquisitions was offset by cost saving initiatives and the transition of employee drivers to ICs. As a percentage of TL revenues, other operating expenses decreased to 24.5% during the first half of 2013 from 26.1% during the first half of 2012, primarily due to the expansion of our IC network to cover load growth and increased revenues. Costs associated with the IC network are included in purchased transportation costs.

Within our TMS business, other operating expenses increased by $1.9 million, or 27.0%, to $9.0 million during the first half of 2013 from $7.1 million during the first half of 2012, primarily as a result of our acquisitions of CTL and Adrian Carriers. TMS other operating expenses, as a percentage of TMS revenues, increased to 18.6% during the first half of 2013 from 16.2% during the first half of 2012.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $4.5 million during the first half of 2013 from $3.2 million during the first half of 2012, primarily driven by an increase in personnel and related benefits.
Depreciation and Amortization
Depreciation and amortization increased to $7.2 million during the first half of 2013 from $4.1 million during the first half of 2012, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth. Within our LTL business, depreciation and amortization increased to $1.8 million during the first half of 2013 from $1.1 million during the first half of 2012. Depreciation and amortization within our TL business increased to $5.0 million during the first half of 2013 from $2.6 million during the first half of 2012 . Within our TMS business, depreciation and amortization was $0.4 million during the both the first half of 2013 and 2012. There was minimal depreciation and amortization recorded at corporate.
Operating Income
Operating income increased by $10.3 million, or 31.1%, to $43.5 million during the first half of 2013 from $33.2 million during the first half of 2012, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 6.9% during the first half of 2013 from 6.7% during the first half of 2012.
Within our LTL business, operating income increased by $1.9 million, or 10.0%, to $20.8 million during the first half of 2013 from $18.9 million during the first half of 2012. However, operating income in our LTL business decreased as a percentage of LTL revenues to 7.4% during the first half of 2013 from 7.6% during the first half of 2012, primarily as a result of the factors above.
Within our TL business, operating income increased by $8.5 million, or 68.3%, to $21.0 million during the first half of 2013 from $12.5 million during the first half of 2012 and also increased as a percentage of TL revenues to 6.8% during the first half of 2013 from 6.0% during the first half of 2012, primarily as a result of the factors above.
Within our TMS business, operating income increased by $1.3 million, or 26.4%, to $6.3 million during the first half of 2013 from $5.0 million during the first half of 2012, and also increased as a percentage of TMS revenues to 13.0% during the first half of 2013 from 11.4% during the first half of 2012, primarily as a result of the factors above.
Interest Expense
Interest expense decreased to $3.5 million during the first half of 2013 from $3.9 million during the first half of 2012, primarily as a result of the lower interest rates under the third amended and restated credit agreement.
Income Tax
Income tax provision was $15.5 million during the first half of 2013 compared to $11.2 million during the first half of 2012. The effective tax rate was 38.7% during the first half of 2013 compared to 38.1% during the first half of 2012. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $24.6 million during the first half of 2013 compared to $18.1 million during the first half of 2012.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, sales of securities, and equity contributions. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of June 30, 2013, we had $5.4 million in cash and cash equivalents, $93.6 million of availability under our credit facility, and $70.2 million in net working capital. As we continue to execute on our acquisition strategy, additional financing may be necessary within the next 12 months.
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
Our credit facility consists of a $170.0 million term loan and a revolving credit facility up to a maximum aggregate amount of $125.0 million, of which up to $10.0 million may be used for Swing Line Loans (as defined in the credit agreement) and up to $25.0 million may be used for letters of credit. The credit facility matures on August 3, 2017.
Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.8% or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.5% to 2.8%.
Our credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of and at all times during the three and six months ended June 30, 2013, we were in compliance with all debt covenants.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$17,600	$12,362
Investing activities	(47,181)	(27,701)
Financing activities	23,096	13,804
Net change in cash and cash equivalents	$(6,485)	$(1,535)
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $24.6 million net income and the $17.6 million cash provided by operating activities during the six months ended June 30, 2013 was primarily attributable to a $26.4 million increase in our accounts receivable and a $5.8 million increase in accounts payable, which was partially offset by a $6.6 million decrease in prepaid expenses and other assets, a $2.3 million decrease in accrued expenses and other liabilities, $8.2 million of depreciation and amortization, and $0.4 million of provision for bad debt. The overall changes in cash flow from operating activities were impacted by both the organic and acquisition growth during the second quarter of 2013.
Cash Flows from Investing Activities
Cash used in investing activities was $47.2 million during the six months ended June 30, 2013, which primarily reflects $29.8 million used for our acquisitions of Wando Trucking and Adrian Carriers and $18.3 million of capital expenditures used to support our operations, offset by the proceeds from the sale of equipment.
Cash Flows from Financing Activities
Cash provided by financing activities was $23.1 million during the six months ended June 30, 2013, which primarily reflects net borrowings of $13.5 million under our credit facility and proceeds from the issuance of common stock of $12.1 million, offset by payments of $2.4 million for contingent earnouts and $0.1 million for debt issuance costs.
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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $125.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $153.0 million as of June 30, 2013, a 1.0% increase in the borrowing rate would increase our annual interest expense by $2.8 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A.	RISK FACTORS.
You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
One or more significant claims or the cost of maintaining our insurance could have an adverse effect on our results of operations.
We employ several hundred drivers and use the services of thousands of ICs and transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are involved in accidents which may cause injuries and in which goods carried by these drivers are lost or damaged. Such accidents usually result in equipment damage and, unfortunately, can also result in injuries or death. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event of an accident resulting in injuries or contamination. The resulting types and/or amounts of damages may under any of these circumstances be excluded by or exceed the amount of our insurance coverage or the insurance coverage maintained by the contracted carrier. Although most of these drivers are ICs or work for third-party carriers, from time to time claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, workers' compensation claims, or unfavorable resolutions of any such claims could adversely affect our results of operations to the extent claims are not covered by our insurance or such losses exceed our reserves. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability and have an adverse effect on our results of operations. The timing of the incurrence of these costs could also significantly and adversely impact our operating results compared to prior periods.
Increased insurance premium costs could have an adverse effect on our results of operations.
Insurance carriers may increase premiums for transportation companies generally. We could also experience additional increases in our insurance premiums in the future if our claims experience worsens. If our insurance or claims expense increases and we are unable to offset the increase with higher freight rates, our results of operations could be adversely affected. Furthermore, we may not be able to maintain or obtain sufficient or desired levels of insurance at reasonable rates. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have an adverse effect on our results of operations and financial position.
The cost of compliance with, liability for violations of, or modifications to existing or future governmental regulations could adversely affect our business and results of operations.
Our operations are regulated and licensed by various federal and state transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate. These regulatory agencies have authority and oversight of domestic and international transportation services and related activities, licensure, motor carrier operations, safety and security, and other matters. We must comply with various insurance and surety bond requirements to act in the capacities for which we are licensed. Our subsidiaries and ICs must also comply with applicable regulations and requirements of such agencies.
Through our subsidiaries, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, indirect air carrier, ocean transportation intermediary, non-vessel operating common carrier, freight forwarder, and ocean freight forwarder. We also are subject to regulations and requirements promulgated by, among others, the U.S. Department of Transportation and the Federal Motor Carrier Safety Administration, the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection and the U.S. Transportation Security Administration, the U.S. Federal Maritime Commission, the International Air Transportation Association, and various other international, domestic, state, and local agencies and port authorities. Our failure to maintain our required licenses, or to comply with applicable regulations, could materially and adversely affect our business, results of operations, or financial condition.

In addition, U.S. Department of Homeland Security regulations applicable to our customers who import goods into the United States and our contracted ocean carriers may impact our ability to provide and/or receive services with and from these parties. Enforcement measures related to violations of these regulations can slow and or prevent the delivery of shipments, which may negatively impact our operations.
The regulatory requirements governing our operations are subject to change based on new legislation and regulatory initiatives, which could affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. We cannot predict what impact future regulations may have on our business. Compliance with existing, new, or more stringent measures could disrupt or impede the timing of our deliveries and our ability to satisfy the needs of our customers. In addition, we may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. The cost of compliance with existing or future measures could adversely affect our results of operations. Further, we could become subject to liabilities as a result of a failure to comply with applicable regulations.
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
The current operating environment in the over-the-road freight sector resulting from the economic downturn, fluctuating fuel costs, industry-specific regulations (such as the Federal Motor Carrier Safety Administration's Compliance, Safety and Accountability Program (“CSA”) and hours-of-service rules and the proposed but not yet finalized changes implemented under Moving Ahead for Progress in the 21st Century (MAP-21)), and other economic factors are causing a tightening of capacity in the sector generally, and in our carrier network specifically, which could have an adverse impact on our ability to execute our business strategy and on our business.
We may not be able to successfully execute our acquisition strategy, and any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our results of operations.
We plan to increase our revenue and expand our service offerings in the market regions that we serve through the acquisition of complementary businesses. We cannot guarantee that we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot guarantee that we will make acquisitions or investments on commercially acceptable terms, if at all. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders.
Strategic acquisitions involve numerous risks, including the following:

•	failure of the acquired company to achieve anticipated revenues, earnings, or cash flows;

•	assumption of liabilities that were not disclosed to us or that exceed our estimates;

•	problems integrating the purchased operations with our own, which could result in substantial costs and delays or other operational, technical, or financial problems;

•	potential compliance issues with regard to acquired companies that did not have adequate internal controls;

•	diversion of management's attention or other resources from our existing business;

•	risks associated with entering markets in which we have limited prior experience; and

•	potential loss of key employees and customers of the acquired company.

We may have difficulties integrating acquired companies.
For acquisitions, including our recent acquisition of Marisol International, success is also dependent upon efficiently integrating the acquired business into our existing operations. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. The possible difficulties of integration include, among others: retention of customers and key employees; unanticipated issues in the assimilation and consolidation of information, communications, and other systems; inefficiencies and difficulties that arise because of unfamiliarity with potentially new geographic areas and new assets and the businesses associated with them; consolidation of corporate and administrative infrastructures; the diversion of management's attention from ongoing business concerns; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses, and liabilities. The diversion of the attention of management from our current operations to the acquired operations and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisitions and could adversely impact our results of operations and financial condition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.
Our international operations subject us to operational and financial risks.
We provide transportation and logistics services to and from international locations and are, therefore, subject to risks of international business, including, but not limited to, the following:

•	changes in tariffs, trade restrictions, trade agreements, and taxations;

•	difficulties in managing or overseeing foreign operations and agents;

•	limitations on the repatriation of funds because of foreign exchange controls;

•	different liability standards; and

•
intellectual property laws of countries which do not protect our rights in our intellectual property, including, but not limited to, our proprietary information systems, to the same extent as the laws of the United States.

We are also subject to compliance with the Foreign Corrupt Practices Act (“FCPA”). Failure to comply with the FCPA and local regulations in the conduct of our international business operations may result in legal claims against us.
The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.
As we expand our business in foreign countries, we will be exposed to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have limited control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.
Our indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of June 30, 2013, we had indebtedness of $175.0 million. We may incur additional indebtedness in the future, including any additional borrowings available under our senior credit facility. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
Our senior credit facility contains financial and other restrictive covenants with which we may be unable to comply. A default under these financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.
The loans outstanding under our senior credit facility are secured by a first priority lien on certain real property owned by our domestic subsidiaries and substantially all of our and our domestic subsidiaries' tangible and intangible personal property, including a pledge of the capital stock of certain of our direct and indirect subsidiaries. Our senior credit facility contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets.
If we default under the terms of this facility and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings against the facility could be immediately declared due and payable. If we fail to pay the amount due, the lenders could proceed against the collateral by which our loans are secured, our borrowing capacity may be limited, or the facility could be terminated. If acceleration of outstanding borrowings occurs or if the facilities are terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our senior credit facility could have a material adverse effect on our liquidity and financial condition.
Fluctuations in the price or availability of fuel, a prolonged continuation in the upward trend of fuel prices, and limitations on our ability to collect fuel surcharges may adversely affect our results of operations.
We are subject to risks associated with fuel charges from our ICs and purchased power providers in our LTL and TL businesses. The tractors operated by our ICs and purchased power providers require large amounts of diesel fuel and the availability and price of diesel fuel are subject to political, economic, and market factors that are outside of our control. The weekly per-gallon price of diesel fuel ranged from a low of $3.33 in January 2011 to a high of $4.16 in February 2013, and was $3.84 in June 2013, according to the U.S. Energy Information Administration. Our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to assess our fuel surcharges. At the request of our customers, we have at times temporarily capped the fuel surcharges at a fixed percentage pursuant to contractual arrangements that vary by customer. Currently, a minimal number of our customers have contractual arrangements with varying levels of capped fuel surcharges. If fuel surcharge revenue programs, base freight rate increases, or other cost-recovery mechanisms do not offset our exposure to rising fuel costs, our results of operations could be adversely affected.
A significant or prolonged economic downturn in the over-the-road freight sector, or a substantial downturn in our customers' business, could adversely affect our revenue and results of operations.
The over-the-road freight sector has historically experienced cyclical fluctuations in financial results due to, among other things, economic recession, downturns in business cycles, increasing costs and taxes, fluctuations in energy prices, price increases by carriers, changes in regulatory standards, license and registration fees, interest rate fluctuations, and other economic factors beyond our control. All of these factors could increase the operating costs of a vehicle and impact capacity levels in the over-the-road freight sector. Our ICs or purchased power providers may charge higher prices to cover higher operating expenses, and our operating income may decrease if we are unable to pass through to our customers the full amount of higher purchased transportation costs. Additionally, economic conditions may adversely affect our customers, their need for our services, or their ability to pay for our services. If the current economic downturn causes a reduction in the volume of freight shipped by our customers, our results of operations could be adversely affected.

We operate in a highly competitive industry and, if we are unable to adequately address factors that may adversely affect our revenue and costs, our business could suffer.
Competition in the transportation services industry is intense. We face significant competition in local, regional, national, and international markets. Increased competition may lead to revenue reductions, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our ability to maintain our current profitability, including the following:

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
Our business depends to a large extent on our ability to provide consistent, high quality, technology-enabled transportation and logistics solutions. We generally do not own or control the transportation assets that deliver our customers' freight, and we generally do not employ the people directly involved in delivering the freight. We rely on third parties to provide less-than-truckload, truckload and intermodal brokerage, and domestic and international air services and to report certain information to us, including information relating to delivery status and freight claims. This reliance could cause delays in providing our customers with timely delivery of freight and important service data, as well as in the financial reporting of certain events, including recognizing revenue and recording claims. If we are unable to secure sufficient transportation services to meet our customer commitments, or if any of the third parties we rely on do not meet our needs or expectations, or those of our customers, our results of operations could be adversely affected, and our customers could switch to our competitors temporarily or permanently.

If our ICs are deemed by regulators to be employees, our business and results of operations could be adversely affected.
Tax and other regulatory authorities have in the past sought to assert that ICs in the trucking industry are employees rather than ICs. There can be no assurance that these authorities will not successfully assert this position against us or that tax and other laws that currently consider these persons ICs will not change. If our ICs are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits, tax withholdings, and penalties and interest. Our business model relies on the fact that our ICs are ICs and not deemed to be our employees, and exposure to any of the above factors could have an adverse effect on our business and results of operations.
Our financial results may be adversely impacted by potential future changes in accounting practices.
Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry, or our operations specifically. New accounting standards or requirements, such as a conversion from GAAP to International Financial Reporting Standards, could change the way we record revenues, expenses, assets, and/or liabilities or could be costly to implement. These types of regulations could have a negative impact on our financial position, liquidity, results of operations, and/or access to capital.
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
Our total assets include goodwill and intangibles. If we determine that these items have become impaired in the future, our earnings could be adversely affected.
As of June 30, 2013, we had recorded goodwill of $459.8 million and intangible assets, net of accumulated amortization, of $14.4 million. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill and other intangible assets are evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill were performed as of July 1, 2012 and 2011, and it was determined that there was no impairment of the recorded balances.
If we are unable to expand the number of our sales representatives, or if a significant number of our existing sales representatives leave us, our ability to increase our revenue could be negatively impacted.
Our ability to expand our business will depend, in part, on our ability to attract additional sales representatives and brokerage agents. Competition for qualified sales representatives can be intense, and we may be unable to attract such persons. Any difficulties we experience in expanding the number of our sales representatives could have a negative impact on our ability to expand our customer base, increase our revenue, and continue our growth.
In addition, we must retain our current sales representatives and properly incentivize them to obtain new customers and maintain existing customer relationships. If a significant number of our sales representatives leave us, our revenue could be negatively impacted. A significant increase in the turnover rate among our current sales representatives could also increase our recruiting costs and decrease our operating efficiency.
The market value of our common stock may fluctuate and could be substantially affected by various factors.
The price of our common stock on the NYSE constantly changes. We expect that the market price of our common stock will continue to fluctuate. Our share price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

•	actual or anticipated variations in earnings, financial or operating performance, or liquidity;

•	changes in analysts' recommendations or projections;

•	failure to meet analysts' projections;

•	general economic and capital market conditions;

•	announcements of developments related to our business;

•	operating and stock performance of other companies deemed to be peers;

•	actions by government regulators;

•	news reports of trends, concerns, and other issues related to us or our industry, including changes in regulations; and

•	other factors described in this “Risk Factors” section.
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
Investment funds affiliated with HCI Equity Partners, L.L.C. together beneficially own approximately 40.8% of our outstanding common stock as of June 30, 2013. In addition, three of our directors are affiliated with HCI Equity Partners, L.L.C. As a result, these stockholders will have significant influence over the election of our board of directors and our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such a transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders or could limit the price that some investors might be willing to pay in the future for shares of our common stock. The interests of these stockholders may not always coincide with our interests as a company or the interests of our other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.
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
Peter R. Armbruster
Vice President – Finance, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)
Date: August 8, 2013