Form 10-Q
period 2013-09-30
Roadrunner Transportation Systems, Inc.
filed 2013-11-08
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 7, 2013, there were outstanding 37,492,773 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,757	$11,908
Accounts receivable, net of allowances of $2,403 and $1,476, respectively	170,792	122,947
Deferred income taxes	2,774	3,800
Prepaid expenses and other current assets	23,525	26,461
Total current assets	205,848	165,116
Property and equipment, net of accumulated depreciation of $29,141 and $20,108, respectively	96,234	68,576
Other assets:
Goodwill	515,862	442,143
Intangible assets, net	24,607	12,710
Other noncurrent assets	11,690	12,263
Total other assets	552,159	467,116
Total assets	$854,241	$700,808
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$9,844	$17,000
Accounts payable	68,184	54,887
Accrued expenses and other liabilities	29,908	29,132
Total current liabilities	107,936	101,019
Long-term debt, net of current maturities	195,969	144,500
Other long-term liabilities	62,591	63,210
Total liabilities	366,496	308,729
Commitments and contingencies (Note 11)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 37,480 and 34,371 shares issued and outstanding	375	344
Additional paid-in capital	382,887	325,034
Retained earnings	104,483	66,701
Total stockholders’ investment	487,745	392,079
Total liabilities and stockholders’ investment	$854,241	$700,808
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$363,156	$279,165	$994,444	$778,284
Operating expenses:
Purchased transportation costs	253,158	196,042	687,422	548,947
Personnel and related benefits	39,816	30,331	111,342	86,027
Other operating expenses	41,933	31,883	116,405	84,895
Depreciation and amortization	4,029	2,424	11,230	6,509
Acquisition transaction expenses	561	480	851	688
Total operating expenses	339,497	261,160	927,250	727,066
Operating income	23,659	18,005	67,194	51,218
Interest expense:
Interest on long-term debt	2,078	1,943	5,563	5,812
Dividends on preferred stock subject to mandatory redemption	—	—	—	49
Total interest expense	2,078	1,943	5,563	5,861
Income before provision for income taxes	21,581	16,062	61,631	45,357
Provision for income taxes	8,351	6,190	23,849	17,354
Net income available to common stockholders	$13,230	$9,872	$37,782	$28,003
Earnings per share available to common stockholders:
Basic	$0.36	$0.32	$1.06	$0.91
Diluted	$0.35	$0.31	$1.01	$0.87
Weighted average common stock outstanding:
Basic	36,407	30,859	35,666	30,808
Diluted	38,191	32,260	37,469	32,220
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$37,782	$28,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,864	6,772
Gain on disposal of buildings and equipment	(473)	(502)
Stock-based compensation	1,155	493
Provision for bad debts	1,009	811
Excess tax benefit on stock-based compensation	(3,765)	—
Deferred tax provision	2,874	1,014
Changes in:
Accounts receivable	(26,614)	(20,504)
Prepaid expenses and other assets	5,496	(6,314)
Accounts payable	754	2,253
Accrued expenses and other liabilities	(7,082)	6,272
Net cash provided by operating activities	24,000	18,298
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(100,659)	(59,468)
Capital expenditures	(24,379)	(12,026)
Proceeds from sale of buildings and equipment	1,263	1,252
Net cash used in investing activities	(123,775)	(70,242)
Cash flows from financing activities:
Borrowings under revolving credit facilities	110,827	141,177
Payments under revolving credit facilities	(77,826)	(113,782)
Long-term debt borrowings	22,000	40,500
Long-term debt payments	(10,688)	(11,250)
Debt issuance cost	(1,472)	(1,374)
Payments of contingent earnouts	(2,407)	—
Proceeds from issuance of common stock, net of issuance costs	52,474	823
Redemption of mandatory redeemable preferred stock	—	(5,000)
Excess tax benefit on stock-based compensation	3,765	—
Reduction of capital lease obligation	(49)	(143)
Net cash provided by financing activities	96,624	50,951
Net decrease in cash and cash equivalents	(3,151)	(993)
Cash and cash equivalents:
Beginning of period	11,908	3,315
End of period	$8,757	$2,322
Supplemental cash flow information:
Cash paid for interest	$4,567	$6,248
Cash paid for income taxes, net	$18,951	$9,168
Noncash contingent earnout	$7,678	$11,733
Capital expenditures (non-cash)	$—	$961
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has three operating segments: less-than-truckload (“LTL”), truckload logistics (“TL”), and transportation management solutions (“TMS”). Within its LTL business, the Company operates 40 LTL service centers throughout the United States complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 28 TL service centers, five freight consolidation and inventory management centers, and 21 company dispatch offices. The TL business is augmented by 79 independent brokerage agents. The Company operates its TMS business from five service centers and nine dispatch offices throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.
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

On July 25, 2013, the Company acquired all of the outstanding membership interests of Marisol International, LLC ("Marisol") for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $66.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The Marisol purchase agreement calls for contingent consideration in the form of an earnout capped at $2.5 million. The former owners of Marisol are entitled to receive a payment equal to the amount by which Marisol's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $7.8 million for the years ending July 31, 2014 and 2015. Approximately $1.9 million has been included in the TMS purchase price allocation related to this earnout.
On August 15, 2013, the Company acquired certain assets of the Southeast drayage division of Transportation Corporation of America, Inc. ("TA Drayage") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $1.2 million. The acquisition was financed with cash on-hand.
On September 11, 2013, the Company acquired all of the outstanding membership interests of G.W. Palmer Logistics, LLC ("G.W. Palmer") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $2.5 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The G.W. Palmer purchase agreement calls for contingent consideration in the form of an earnout capped at $2.8 million. The former owners of G.W. Palmer are entitled to receive an initial payment, not to exceed $0.7 million, for achieving operating income before amortization in excess of $0.9 million for the period from the closing date through December 31, 2013, as defined in the purchase agreement, and a payment equal to the amount by which G.W. Palmer's operating income before amortization, as defined in the purchase agreement, exceeds $1.0 million for the years ending December 31, 2014, 2015, 2016, and 2017. The purchase price allocation related to the contingent earnout has not been finalized due to the timing of the closing of the acquisition.
On September 18, 2013, the Company acquired substantially all of the assets of YES Trans, Inc. ("YES Trans") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $1.2 million. The acquisition was financed with cash on-hand. The YES Trans purchase agreement calls for contingent consideration in the form of an earnout capped at $1.1 million. The former owners of YES Trans are entitled to receive a payment equal to the amount by which YES Trans' operating income, as defined in the purchase agreement exceeds, $0.2 million for the years ending December 31, 2014, 2015, 2016, and 2017. The purchase price allocation related to the contingent earnout has not been finalized due to the timing of the closing of the acquisition.
The acquisitions of CTL, D&E, CTW, R&M, EFS, Central Cal, A&A, and DCT (collectively, "2012 acquisitions") are considered individually immaterial, but material in the aggregate. The acquisitions of Wando Trucking, Adrian Carriers, Marisol, TA Drayage, G.W Palmer, and YES Trans (collectively, "2013 acquisitions") are considered individually immaterial, but material in the aggregate. The following table summarizes, in the aggregate, the allocation of the purchase price paid to the fair value of the net assets for the 2012 and 2013 acquisitions (in thousands):

	2013 Acquisitions	2012 Acquisitions
Accounts receivable	$22,702	$15,175
Other current assets	871	1,240
Property and equipment	14,399	32,387
Goodwill	77,041	75,135
Customer relationship intangible assets	11,681	5,932
Other noncurrent assets	12	(377)
Accounts payable and other liabilities	(26,047)	(40,777)
Total	$100,659	$88,715
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Purchase accounting is considered final for the 2012 acquisitions of CTL, D&E, CTW, EFS, and R&M, preliminary for the 2012 acquisitions of Central Cal, A&A, and DCT with respect to deferred taxes and goodwill, and preliminary for the 2013 acquisitions as final information was not available as of September 30, 2013. Measurement period adjustments related to certain 2012 acquisitions were recorded prospectively as they were not considered material to the Company's consolidated financial statements as of December 31, 2012. These measurement period adjustments from previously recorded opening balance sheets related primarily to fair value measurement changes in customer relationship intangible assets and changes in acquired deferred tax assets and liabilities.
From the dates of acquisition through September 30, 2012, the 2012 acquisitions contributed revenues to the Company of $23.1 million for the three months ended September 30, 2012 and $32.2 million for the nine months ended September 30, 2012, and contributed net income to the Company of $2.5 million for the three months ended September 30, 2012 and $4.3 million for the nine months ended September 30, 2012.
The following supplemental unaudited pro forma financial information of the Company for the three and nine months ended September 30, 2012 includes the results of operations for the 2012 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2011 (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$297,048	$884,413
Net income	$9,971	$29,290
From the dates of acquisition through September 30, 2013, the 2013 acquisitions contributed revenues to the Company of $32.8 million for the three months ended September 30, 2013 and $40.6 million for the nine months ended September 30, 2013, and contributed net income to the Company of $2.1 million for the three months ended September 30, 2013 and $3.2 million for the nine months ended September 30, 2013. The following supplemental unaudited pro forma financial information of the Company for the three and nine months ended September 30, 2013 and 2012 includes the results of operations for the 2013 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$377,327	$328,754	$1,099,439	$921,033
Net income	$13,199	$10,234	$37,923	$28,868
The supplemental unaudited pro forma financial information above is presented for informational purposes only. It is not necessarily indicative of what the Company's financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the consolidated company.
3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of July 1. Neither the 2012 or 2013 impairment tests resulted in any impairment losses. There is no goodwill impairment for any of the periods presented in the Company's condensed consolidated financial statements.
The following is a rollforward of goodwill from December 31, 2012 to September 30, 2013 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2012	$197,456	$202,547	$42,140	$442,143
Adjustments to goodwill for purchase accounting	(143)	(3,183)	4	(3,322)
Acquisitions	—	8,248	68,793	77,041
Goodwill balance as of September 30, 2013	$197,313	$207,612	$110,937	$515,862

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships - TL	$17,950	$(4,829)	$13,121	$15,115	$(3,430)	$11,685
Customer relationships - LTL	1,358	(667)	691	1,358	(497)	861
Customer relationships - TMS	11,352	(557)	10,795	626	(462)	164
Total customer relationships	$30,660	$(6,053)	$24,607	$17,099	$(4,389)	$12,710
Customer relationships intangible assets are amortized over their estimated five to ten years useful lives. Amortization expense was $0.6 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $1.7 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of September 30, 2013 is as follows (in thousands):

Remainder 2013	$869
2014	3,576
2015	3,379
2016	3,287
2017	3,166
2018	2,877
Thereafter	7,453
Total	$24,607
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
The following table presents information, as of September 30, 2013 and December 31, 2012, about the Company’s financial liabilities. Contingent purchase price related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$22,429	$22,429
Total liabilities at fair value	$—	$—	$22,429	$22,429

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$20,907	$20,907
Total liabilities at fair value	$—	$—	$20,907	$20,907
In measuring the fair value of the contingent purchase price liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and nine months ended September 30, 2013 and 2012 and the twelve months ended December 31, 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended December 31,
	2013	2012	2013	2012	2012
Balance as of Balance, beginning of period	$23,698	$7,210	$20,907	$3,015	$3,015
Earnouts and adjustments related to acquisitions	1,900	7,371	7,678	11,733	17,733
Payments of contingent purchase obligations	—	—	(2,407)	(284)	(284)
Adjustments to contingent purchase obligation	(3,169)	153	(3,749)	270	443
Balance, end of period	$22,429	$14,734	$22,429	$14,734	$20,907
5. Long-Term Debt
Long-term debt as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior debt:
Revolving credit facility	$33,000	$—
Term loan	172,813	161,500
Total debt	205,813	161,500
Less: Current maturities	(9,844)	(17,000)
Total long-term debt, net of current maturities	$195,969	$144,500
On August 3, 2012, the Company entered into a third amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) and other lenders, which increased the revolving credit facility from $100.0 million to $125.0 million and the term loan from $140.0 million to $170.0 million. On August 9, 2013, the Company entered into a fourth amended and restated credit agreement (the "credit agreement") with U.S. Bank and other lenders, which increased the revolving credit facility to $200.0 million and the term loan to $175.0 million. The credit facility matures on August 9, 2018. Principal on the term loan is due in quarterly installments of $2.2 million per quarter through June 30, 2014. As of September 30, 2014, quarterly principal payments on the term loan increase to $3.3 million through June 30, 2016 and increase to $4.4 million beginning September 30, 2016 through June 30, 2018. Any remaining outstanding balance under the credit agreement is due August 9, 2018. The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy as defined in Note 4. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and at all times during the three and nine months ended September 30, 2013, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.3%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.3%. The revolving credit facility also provides for the issuance of up to $30.0 million in letters of credit. As of September 30, 2013, the Company had outstanding letters of credit totaling $10.8 million. Total availability under the revolving credit facility was $156.2 million as of September 30, 2013. As of September 30, 2013, the average interest rate on the credit agreement was 3.0%.

6. Stockholders’ Investment
Changes in stockholders’ investment for the three and nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$429,973	$315,524	$392,079	$295,953
Net income	13,230	9,872	37,782	28,003
Shared-based compensation	451	174	1,155	493
Issuance of common stock - stock offering	38,150	—	46,653	—
Issuance of common stock - options and warrants	2,176	1,203	6,311	2,060
Excess tax benefit on stock-based compensation	3,765	—	3,765	—
Other Changes	—	(1,501)	—	(1,237)
Ending balance	$487,745	$325,272	$487,745	$325,272
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
In August 2013, the Company issued 1.5 million shares of its common stock at a public offering price of $27.00 per share for an aggregate offering proceeds of $38.4 million, net of $2.3 million of underwriting discounts and commissions and expenses.
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
8. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period. For the three and nine months ended September 30, 2013 and 2012, diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.
The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average stock outstanding	36,407	30,859	35,666	30,808
Effect of dilutive securities
Employee stock options	424	446	463	450
Warrants	1,291	941	1,292	916
Restricted stock units	69	14	48	46
Diluted weighted average stock outstanding	38,191	32,260	37,469	32,220
The Company had additional stock options and warrants outstanding of 308,698 as of September 30, 2012. These shares were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or were anti-dilutive. As of September 30, 2013, all stock options and warrants were included in the computation of diluted earnings per share.
9. Income Taxes
The effective income tax rate was 38.7% for the three months ended September 30, 2013, compared to 38.5% for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the effective income tax rate was 38.7% compared to 38.3% for the nine months ended September 30, 2012. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and its best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.
10. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $7.4 million as of September 30, 2013.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of September 30, 2013.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  There were no material IC defaults during the three and nine months ended September 30, 2013 and payments made by the Company under the guarantee were de minimis.
11. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of September 30, 2013 and December 31, 2012, the Company had reserves for estimated uninsured losses of $5.7 million and $5.0 million, respectively.
12. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay a transaction fee for each acquisition and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.1 million to HCI for the advisory fee and travel expenses during both the three months ended September 30, 2013 and 2012 and an aggregate of $0.2 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.
13. Segment Reporting
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

The following table reflects certain financial data of the Company’s reportable segments for the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
LTL	$144,190	$132,451	$423,426	$381,121
TL	170,102	124,212	477,878	333,284
TMS	50,921	23,955	99,331	67,762
Eliminations	(2,057)	(1,453)	(6,191)	(3,883)
Total	363,156	279,165	994,444	778,284
Operating income:
LTL	10,907	10,015	31,693	28,919
TL	10,843	7,321	31,862	19,812
TMS	4,634	2,746	10,923	7,723
Corporate	(2,725)	(2,077)	(7,284)	(5,236)
Total operating income	23,659	18,005	67,194	51,218
Interest expense	2,078	1,943	5,563	5,861
Income before provision for income taxes	$21,581	$16,062	$61,631	$45,357
Depreciation and amortization:
LTL	$614	$627	$2,396	$1,688
TL	3,057	1,603	8,071	4,247
TMS	291	194	643	574
Corporate	67	—	120	—
Total	$4,029	$2,424	$11,230	$6,509
Capital expenditures:
LTL	$2,348	$1,802	$5,061	$5,661
TL	3,552	3,406	19,136	6,302
TMS	130	6	182	63
Corporate	—	—		—
Total	$6,030	$5,214	$24,379	$12,026

	September 30, 2013	December 31, 2012
Assets:
LTL	$582,357	$490,067
TL	384,008	339,890
TMS	156,553	61,076
Eliminations	(268,677)	(190,225)
	$854,241	$700,808

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including customized and expedited less-than-truckload (“LTL”), truckload logistics (“TL”), transportation management solutions (“TMS”), intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, expedited services, international freight forwarding, customs brokerage, and comprehensive global supply chain solutions. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 40 LTL service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
Truckload Logistics. Within our TL business, we arrange the pickup, delivery, freight consolidation, and inventory management of TL freight through our network of 28 TL service centers, five freight consolidation and inventory management centers, 21 company dispatch offices, and 79 independent brokerage agents primarily located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
Transportation Management Solutions. Within our TMS business, we offer a “one-stop” domestic and international transportation and logistics solution, including access to the most cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our TMS offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, and dispatch. Our customized TMS offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our TMS segment also includes domestic and international air and ocean transportation services and customs brokerage.
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
In July 2013, we acquired all of the outstanding membership interests of Marisol International, LLC ("Marisol") for the purpose of expanding our market presence within the TMS segment. Headquartered in Missouri, Marisol is a leading non-asset based, supply chain-critical, provider of international logistics solutions. See Note 2 within the notes to our unaudited condensed consolidated financial statements included in this report.
In August 2013, we acquired certain assets of the Southeast drayage division of Transport Corporation of America ("TA Drayage") for the purpose of expanding our market presence within the TL segment. TA Drayage is a provider of intermodal transportation and related services in the Southeast. TA Drayage primarily transports imports and exports for steamship lines and intermodal marketing companies from the ports of Charleston, South Carolina; Norfolk, Virginia; and Savannah, Georgia. See Note 2 within the notes to our unaudited condensed consolidated financial statements included in this report.
In September 2013, we acquired all of the outstanding equity of G.W. Palmer Logistics, LLC ("G.W. Palmer") for the purpose of expanding our market presence within the TL segment. G.W. Palmer is a non-asset service provider headquartered in Arkansas.

In September 2013, we also acquired substantially all of the assets of YES Trans, Inc. ("YES Trans") for the purpose of expanding our market presence within the TL segment. Headquartered in Massachusetts, YES Trans is a provider of refrigerated truckload services primarily transporting meat and produce between the Northeast and the Midwest and Southeast.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
LTL	$144,190	39.7%	$132,451	47.4%	$423,426	42.6%	$381,121	49.0%
TL	170,102	46.8%	124,212	44.5%	477,878	48.1%	333,284	42.8%
TMS	50,921	14.0%	23,955	8.6%	99,331	10.0%	67,762	8.7%
Eliminations	(2,057)	(0.6)%	(1,453)	(0.5)%	(6,191)	(0.6)%	(3,883)	(0.5)%
Total	363,156	100.0%	279,165	100.0%	994,444	100.0%	778,284	100.0%
Purchased transportation costs:
LTL	103,112	71.5%	95,725	72.3%	302,266	71.4%	280,284	73.5%
TL	115,529	67.9%	84,624	68.1%	322,007	67.4%	224,038	67.2%
TMS	36,574	71.8%	17,146	71.6%	69,340	69.8%	48,508	71.6%
Eliminations	(2,057)	(0.6)%	(1,453)	(0.5)%	(6,191)	(0.6)%	(3,883)	(0.5)%
Total	253,158	69.7%	196,042	70.2%	687,422	69.1%	548,947	70.5%
Net revenues (1):
LTL	41,078	28.5%	36,726	27.7%	121,160	28.6%	100,837	26.5%
TL	54,573	32.1%	39,588	31.9%	155,871	32.6%	109,246	32.8%
TMS	14,347	28.2%	6,809	28.4%	29,991	30.2%	19,254	28.4%
Total	109,998	30.3%	83,123	29.8%	307,022	30.9%	229,337	29.5%
Other operating expenses (2):
LTL	29,557	20.5%	26,084	19.7%	87,071	20.6%	70,230	18.4%
TL	40,673	23.9%	30,664	24.7%	115,938	24.3%	85,187	25.6%
TMS	9,422	18.5%	3,869	16.2%	18,425	18.5%	10,957	16.2%
Corporate	2,658	0.7%	2,077	0.7%	7,164	0.7%	5,236	0.7%
Total	82,310	22.7%	62,694	22.5%	228,598	23.0%	171,610	22.0%
Depreciation and amortization:
LTL	614	0.4%	627	0.5%	2,396	0.6%	1,688	0.4%
TL	3,057	1.8%	1,603	1.3%	8,071	1.7%	4,247	1.3%
TMS	291	0.6%	194	0.8%	643	0.6%	574	0.8%
Corporate	67	—%	—	—%	120	—%	—	—%
Total	4,029	1.1%	2,424	0.9%	11,230	1.1%	6,509	0.8%
Operating income:
LTL	10,907	7.6%	10,015	7.6%	31,693	7.5%	28,919	7.6%
TL	10,843	6.4%	7,321	5.9%	31,862	6.7%	19,812	5.9%
TMS	4,634	9.1%	2,746	11.5%	10,923	11.0%	7,723	11.4%
Corporate	(2,725)	(0.8)%	(2,077)	(0.7)%	(7,284)	(0.7)%	(5,236)	(0.7)%
Total	23,659	6.5%	18,005	6.4%	67,194	6.8%	51,218	6.6%
Interest expense	2,078	0.6%	1,943	0.7%	5,563	0.6%	5,861	0.8%
Income before provision for income taxes	21,581	5.9%	16,062	5.8%	61,631	6.2%	45,357	5.8%
Provision for income taxes	8,351	2.3%	6,190	2.2%	23,849	2.4%	17,354	2.2%
Net income available to common stockholders	$13,230	3.6%	$9,872	3.5%	$37,782	3.8%	$28,003	3.6%

(1)	Reflects revenues less purchased transportation costs.

(2)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenues
Consolidated revenues increased by $84.0 million, or 30.1%, to $363.2 million during the third quarter of 2013 from $279.2 million during the third quarter of 2012, the majority of which was attributable to the impact of our 2012 and 2013 acquisitions.
LTL revenues increased by $11.7 million, or 8.9%, to $144.2 million during the third quarter of 2013 from $132.5 million during the third quarter of 2012. This growth was driven by the acquisition of EFS, which contributed $6.5 million of the revenue increase, as well as quarter-over-quarter organic LTL tonnage growth of 13.0%, driven by an increase in the number of LTL shipments. These increases were slightly offset by a 1.5% decline in weight per shipment. Revenue per hundredweight, excluding fuel, decreased 1.6% quarter-over-quarter resulting from the addition of EFS, which has a lower revenue per hundredweight due to freight mix and length of haul. Excluding EFS, revenue per hundredweight, excluding fuel, increased 1.3%.
TL revenues increased by $45.9 million, or 36.9%, to $170.1 million during the third quarter of 2013 from $124.2 million during the third quarter of 2012. The acquisitions of R&M, Central Cal, A&A, DCT, Wando Trucking, TA Drayage, G.W. Palmer, and YES Trans collectively contributed $32.3 million of the revenue increase. The remaining $13.6 million of the revenue increase was driven by load growth due to the expansion of our IC network, as well as the continued increase in the utilization of our broker agent network.
TMS revenues increased by $26.9 million, or 112.6%, to $50.9 million during the third quarter of 2013 from $24.0 million during the third quarter of 2012. This growth was primarily driven by our acquisitions of Adrian Carriers and Marisol.
Purchased Transportation Costs
Purchased transportation costs increased by $57.2 million, or 29.1%, to $253.2 million during the third quarter of 2013 from $196.0 million during the third quarter of 2012.
LTL purchased transportation costs increased by $7.4 million, or 7.7%, to $103.1 million during the third quarter of 2013 from $95.7 million during the third quarter of 2012, and decreased as a percentage of LTL revenues to 71.5% during the third quarter of 2013 from 72.3% during the third quarter of 2012. This improvement was primarily a result of continued additional lane density partially offset by the expansion of new geographic regions. Excluding fuel surcharges, our average linehaul cost per mile decreased slightly to $1.23 during the third quarter of 2013 from $1.24 during the second quarter of 2012.
TL purchased transportation costs increased by $30.9 million, or 36.5%, to $115.5 million during the third quarter of 2013 from $84.6 million during the third quarter of 2012. This increase was the result of our TL acquisitions of R&M, Central Cal, A&A, DCT, Wando Trucking, TA Drayage, G.W. Palmer, and YES Trans, which collectively contributed $21.7 million of the increase, as well as the expansion of our IC network and increased utilization of our broker agent network. TL purchased transportation costs as a percentage of TL revenues decreased to 67.9% during the third quarter of 2013 from 68.1% during the third quarter of 2012.
TMS purchased transportation costs increased by $19.5 million, or 113.3%, to $36.6 million during the third quarter of 2013 from $17.1 million during the third quarter of 2012, primarily due to the acquisitions of Adrian Carriers and Marisol. TMS purchased transportation costs as a percentage of TMS revenues increased to 71.8% during the third quarter of 2013 from 71.6% during the third quarter of 2012 primarily as a result of the acquisitions of Adrian Carriers and Marisol.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $19.6 million, or 31.3%, to $82.3 million during the third quarter of 2013 from $62.7 million during the third quarter of 2012.
Within our LTL business, other operating expenses increased by $3.5 million, or 13.3%, to $29.6 million during the third quarter of 2013 from $26.1 million during the third quarter of 2012. The increase was primarily the result of our acquisition of
EFS, additional labor incurred to assist our recently opened service centers, increased insurance costs, and an increase in employee costs due to one more payroll day quarter-over-quarter. These additional costs were partially offset by a $1.7 million contingent purchase price adjustment related to a quarterly re-forecast of future expectations for EFS based on performance year-to-date. As a percentage of LTL revenues, other operating expenses increased to 20.5% from 19.7%.
Within our TL business, other operating expenses increased by $10.0 million, or 32.6%, to $40.7 million during the third quarter of 2013 from $30.7 million during the third quarter of 2012, primarily as a result of our acquisitions of R&M, Central Cal, A&A, DCT, Wando Trucking, TA Drayage, G.W. Palmer, and YES Trans, which accounted for an aggregate of $9.5 million of the total increase. Additionally, we incurred additional costs associated with lost productivity in drayage and warehousing, increased insurance costs associated with claims developing above our retention levels, and increased employee costs associated with one more payroll day quarter-over-quarter. These increased costs were offset by the transition of certain employee drivers to ICs as well as a $1.6 million contingent purchase price adjustment related to a quarterly re-forecast of future expectations based on performance year-to-date for all TL acquisitions with earnout thresholds. As a percentage of TL revenues, other operating expenses decreased to 23.9% from 24.7%.
Within our TMS business, other operating expenses increased by $5.5 million, or 143.5%, to $9.4 million during the third quarter of 2013 from $3.9 million during the third quarter of 2012, primarily as a result of our acquisitions of Adrian Carriers and Marisol. TMS other operating expenses, as a percentage of TMS revenues, increased to 18.5% during the third quarter of 2013 from 16.2% during the third quarter of 2012.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $2.7 million during the third quarter of 2013 from $2.1 million during the third quarter of 2012, primarily driven by an increase in personnel and related benefits.
Depreciation and Amortization
Depreciation and amortization was $4.0 million during the third quarter of 2013 and $2.4 million during the third quarter of 2012, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth. Within our LTL business, depreciation and amortization was $0.6 million during both the third quarter of 2013 and third quarter of 2012. Depreciation and amortization within our TL business was $3.1 million during the third quarter of 2013 and $1.6 million during the third quarter of 2012. Within our TMS business, depreciation and amortization was $0.3 million during the third quarter of 2013 and $0.2 million during the third quarter of 2012. There was minimal depreciation and amortization recorded at corporate.
Operating Income
Operating income increased by $5.7 million, or 31.4%, to $23.7 million during the third quarter of 2013 from $18.0 million during the third quarter of 2012, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 6.5% during the third quarter of 2013 from 6.4% during the third quarter of 2012.
Within our LTL business, operating income increased by $0.9 million, or 8.9%, to $10.9 million during the third quarter of 2013 from $10.0 million during the third quarter of 2012. As a percentage of LTL revenues, operating income remained the same at 7.6% during the both third quarter of 2013 and the third quarter of 2012, primarily as a result of the factors above.
Within our TL business, operating income increased by $3.5 million, or 48.1%, to $10.8 million during the third quarter of 2013 from $7.3 million during the third quarter of 2012. As a percentage of TL revenues, operating income increased to 6.4% during the third quarter of 2013 from 5.9% during the third quarter of 2012, primarily as a result of the factors above.
Within our TMS business, operating income increased by $1.9 million, or 68.8%, to $4.6 million during the third quarter of 2013 from $2.7 million during the third quarter of 2012. As a percentage of TMS revenues, operating income decreased to 9.1% during the third quarter of 2013 from 11.5% during the third quarter of 2012, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $2.1 million during the third quarter of 2013 from $1.9 million during the third quarter of 2012, primarily as a result of the increased debt related to our 2013 acquisitions offset by decreased debt from the use of proceeds from our August 2013 stock offering.
Income Tax
Income tax provision was $8.4 million during the third quarter of 2013 compared to $6.2 million during the third quarter of 2012. The effective tax rate was 38.7% during the third quarter of 2013 and 38.5% during the third quarter of 2012. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $13.2 million during the third quarter of 2013 compared to $9.9 million during the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenues
Consolidated revenues increased by $216.1 million, or 27.8%, to $994.4 million during the first nine months of 2013 from $778.3 million during the first nine months of 2012, the majority of which was attributable to the impact of our 2012 and 2013 acquisitions.
LTL revenues increased by $42.3 million, or 11.1%, to $423.4 million during the first nine months of 2013 from $381.1 million during the first nine months of 2012. This reflected our acquisition of EFS, which contributed revenues of $18.9 million, and year-over-year LTL tonnage growth of 16.5%, driven by a 18.0% increase in the number of LTL shipments. These increases were slightly offset by a 1.3% decline in weight per shipment. Our LTL tonnage increase was primarily due to new customer growth and expansion into new markets.
TL revenues increased by $144.6 million, or 43.4%, to $477.9 million during the first nine months of 2013 from $333.3 million during the first nine months of 2012. This growth was primarily driven by our acquisitions of D&E, CTW, R&M, Central Cal, A&A, DCT, Wando Trucking, TA Drayage, G.W. Palmer, and YES Trans, which collectively contributed $118.0 million of the revenue increase. The remaining $26.6 million of the revenue increase was driven primarily by increases in market pricing and load growth as well as increased utilization of our broker agent network.
TMS revenues increased by $31.5 million, or 46.6%, to $99.3 million during the first nine months of 2013 from $67.8 million during the first nine months of 2012, primarily as a result of our acquisitions of CTL, Adrian Carriers, and Marisol.
Purchased Transportation Costs
Purchased transportation costs increased by $138.5 million, or 25.2%, to $687.4 million during the first nine months of 2013 from $548.9 million during the first nine months of 2012.
LTL purchased transportation costs increased by $22.0 million, or 7.8%, to $302.3 million during the first nine months of 2013 from $280.3 million during the first nine months of 2012. This increase was primarily the result of rising fuel costs and increases in tonnage and shipments reflected above in LTL revenues. Excluding fuel surcharges, our average linehaul cost per mile was $1.23 during the first nine months of 2013 compared to $1.24 during the first nine months of 2012. As a percentage of LTL revenues, LTL purchased transportation costs decreased to 71.4% during the first nine months of 2013 from 73.5% during the first nine months of 2012, primarily as a result of the additional lane density.
TL purchased transportation costs increased by $98.0 million, or 43.7%, to $322.0 million during the first nine months of 2013 from $224.0 million during the first nine months of 2012, primarily as a result of our 2012 and 2013 TL acquisitions. As a percentage of TL revenues, TL purchased transportation costs increased to 67.4% during the first nine months of 2013 from 67.2% during the first nine months of 2012, primarily due to the expansion of our IC network.
TMS purchased transportation costs increased by $20.8 million, or 42.9%, to $69.3 million during the first nine months of 2013 from $48.5 million during the first nine months of 2012, primarily due to the acquisitions of CTL, Adrian Carriers, and Marisol. As a percentage of TMS revenues, TMS purchased transportation costs decreased to 69.8% during the first nine months of 2013 from 71.6% during the first nine months of 2012, primarily due to the acquisitions of CTL and Adrian Carriers, which offer higher margin services, partially offset by lower margins at Marisol.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses line items shown in our unaudited condensed consolidated statements of operations, increased by $57.0 million, or 33.2%, to $228.6 million during the first nine months of 2013 from $171.6 million during the first nine months of 2012.
Within our LTL business, other operating expenses increased by $16.9 million, or 24.0%, to $87.1 million during the first nine months of 2013 from $70.2 million during the first nine months of 2012, primarily as a result of the incremental costs associated with the 18.0% increase in shipment count, costs associated with the opening of nine new terminals, expanded infrastructure costs to support new business initiatives and organic revenue growth, and our August 2012 acquisition of EFS, which contributed $4.2 million of the total increase. These additional costs were partially offset by $2.2 million of contingent purchase price adjustments related to quarterly re-forecasts of future expectations for EFS based on performance year-to-date. As a percentage of LTL revenues, other operating expenses increased to 20.6% during the first nine months of 2013 from 18.4% during the first nine months of 2012, primarily due to the inclusion of employee drivers of EFS and owned equipment expense in other operating expenses.

Within our TL business, other operating expenses increased by $30.7 million, or 36.1%, to $115.9 million during the first nine months of 2013 from $85.2 million during the first nine months of 2012, primarily as a result of our acquisitions of D&E, CTW, R&M, Central Cal, A&A, DCT, Wando Trucking, TA Drayage, G.W. Palmer, and YES Trans, which accounted for an aggregate of $32.5 million of the total increase. The increase from these acquisitions was offset by cost saving initiatives and the transition of employee drivers to ICs and $1.6 million of contingent purchase price adjustments related to re-forecasts of future expectations for all TL acquisitions with earnout thresholds. As a percentage of TL revenues, other operating expenses decreased to 24.3% during the first nine months of 2013 from 25.6% during the first nine months of 2012, primarily due to the expansion of our IC network to cover load growth and increased revenues. Costs associated with the IC network are included in purchased transportation costs.
Within our TMS business, other operating expenses increased by $7.4 million, or 68.2%, to $18.4 million during the first nine months of 2013 from $11.0 million during the first nine months of 2012, primarily as a result of our acquisitions of CTL, Adrian Carriers, and Marisol. TMS other operating expenses, as a percentage of TMS revenues, increased to 18.5% during the first nine months of 2013 from 16.2% during the first nine months of 2012.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $7.2 million during the first nine months of 2013 from $5.2 million during the first nine months of 2012, primarily driven by an increase in personnel and related benefits.
Depreciation and Amortization
Depreciation and amortization increased to $11.2 million during the first nine months of 2013 from $6.5 million during the first nine months of 2012, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth. Within our LTL business, depreciation and amortization increased to $2.4 million during the first nine months of 2013 from $1.7 million during the first nine months of 2012. Depreciation and amortization within our TL business increased to $8.1 million during the first nine months of 2013 from $4.2 million during the first nine months of 2012 . Within our TMS business, depreciation and amortization was $0.6 million during both the first nine months of 2013 and 2012. There was minimal depreciation and amortization recorded at corporate.
Operating Income
Operating income increased by $16.0 million, or 31.2%, to $67.2 million during the first nine months of 2013 from $51.2 million during the first nine months of 2012, primarily as a result of the factors above. As a percentage of revenues, operating income increased to 6.8% during the first nine months of 2013 from 6.6% during the first nine months of 2012.
Within our LTL business, operating income increased by $2.8 million, or 9.6%, to $31.7 million during the first nine months of 2013 from $28.9 million during the first nine months of 2012. However, operating income in our LTL business decreased as a percentage of LTL revenues to 7.5% during the first nine months of 2013 from 7.6% during the first nine months of 2012, primarily as a result of the factors above.
Within our TL business, operating income increased by $12.1 million, or 60.8%, to $31.9 million during the first nine months of 2013 from $19.8 million during the first nine months of 2012. As a percentage of TL revenues, operating income increased to 6.7% during the first nine months of 2013 from 5.9% during the first nine months of 2012, primarily as a result of the factors above.
Within our TMS business, operating income increased by $3.2 million, or 41.4%, to $10.9 million during the first nine months of 2013 from $7.7 million during the first nine months of 2012. However, operating income decreased as a percentage of TMS revenues to 11.0% during the first nine months of 2013 from 11.4% during the first nine months of 2012, primarily as a result of the factors above.
Interest Expense
Interest expense decreased to $5.6 million during the first nine months of 2013 from $5.9 million during the first nine months of 2012, primarily as a result of the lower interest rates under the fourth amended and restated credit agreement.
Income Tax
Income tax provision was $23.8 million during the first nine months of 2013 compared to $17.4 million during the first nine months of 2012. The effective tax rate was 38.7% during the first nine months of 2013 compared to 38.3% during the first nine months of 2012. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.

Net Income Available to Common Stockholders
Net income available to common stockholders was $37.8 million during the first nine months of 2013 compared to $28.0 million during the first nine months of 2012.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, sales of securities, and equity contributions. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of September 30, 2013, we had $8.8 million in cash and cash equivalents, $156.2 million of availability under our credit facility, and $89.2 million in net working capital. As we continue to execute on our acquisition and growth strategy, additional financing may be necessary within the next 12 months.
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
Our credit facility consists of a $175.0 million term loan and a revolving credit facility up to a maximum aggregate amount of $200.0 million, of which up to $10.0 million may be used for Swing Line Loans (as defined in the credit agreement) and up to $30.0 million may be used for letters of credit. The credit facility matures on August 9, 2018.
Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.3% or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.3%.
Our credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of and at all times during the three and nine months ended September 30, 2013, we were in compliance with all debt covenants.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$24,000	$18,298
Investing activities	(123,775)	(70,242)
Financing activities	96,624	50,951
Net change in cash and cash equivalents	$(3,151)	$(993)
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $37.8 million net income and the $24.0 million cash provided by operating activities during the nine months ended September 30, 2013 was primarily attributable to a $26.6 million increase in our accounts receivable, a $7.1 million decrease in accrued expenses, excess tax benefit on stock-based compensation of $3.8 million and a gain on the disposal of equipment of $0.5 million, which was primarily offset by a $0.8 million increase in accounts payable and a $5.5 million decrease in prepaid expenses and other assets, $12.9 million of depreciation and amortization, $1.0 million of provision for bad debt, $1.2 million of shared-based compensation, and deferred tax provision of $2.9 million. The overall changes in cash flow from operating activities were impacted by both the organic and acquisition growth during the third quarter of 2013.
Cash Flows from Investing Activities
Cash used in investing activities was $123.8 million during the nine months ended September 30, 2013, which primarily reflects $100.7 million used for our acquisitions of Wando Trucking, Adrian Carriers, Marisol, TA Drayage, G.W. Palmer, and YES Trans, and $24.4 million of capital expenditures used to support our operations, offset by the proceeds from the sale of equipment of $1.3 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $96.6 million during the nine months ended September 30, 2013, which primarily reflects our August 2013 offering of 1.5 million shares of our common stock, which yielded proceeds of $52.5 million, net borrowings of $44.3 million under our credit agreement, and excess tax benefits on stock-based compensation of $3.8 million offset by payments of $2.4 million for contingent earnouts and $1.5 million for debt issuance costs. We used the net proceeds from our stock offering to repay the outstanding indebtedness under our revolving line of credit included in our credit facility.
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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $200.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $172.8 million as of September 30, 2013, a 1.0% increase in the borrowing rate would increase our annual interest expense by $3.7 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Quarterly Report on Form 10-Q for the period ending June 30, 2013 filed with the SEC on August 8, 2013 in analyzing an investment in our common stock. If any suck risks occur, our business, financial condition and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of the money you paid for our common stock.
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

10.24
Fourth Amended and Restated Credit Agreement, dated August 9, 2013, among the Registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto (1)

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
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 12, 2013.
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
Peter R. Armbruster
Vice President – Finance, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)
Date: November 8, 2013