Form 10-K
period 2013-12-31
Roadrunner Transportation Systems, Inc.
filed 2014-03-13
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by nonaffiliates of the registrant (22,436,749 shares), based on the closing price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2013 of $27.84, was $624,639,092. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 11, 2014, there were outstanding 37,804,204 shares of the registrant’s Common Stock, par value $.01 per share.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

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
Overview
We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including customized and expedited less-than-truckload, truckload logistics, transportation management solutions, intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, expedited services, international freight forwarding, customs brokerage, and comprehensive global supply chain solutions. We utilize a broad third-party network of transportation providers, comprised of independent contractors ("ICs") and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. ICs are individuals or small teams that own or lease their own over-the-road transportation equipment and provide us with dedicated freight capacity. Purchased power providers are unrelated asset-based over-the-road transportation companies that provide us with freight capacity under non-exclusive contractual arrangements. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment (as a percentage of revenues) in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Less-than-Truckload. Our less-than-truckload ("LTL") business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 45 LTL service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe provides us with a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
Truckload Logistics. Within our truckload logistics ("TL") business, we arrange the pickup, delivery, and inventory management of TL freight through our network of 27 TL service centers, five freight consolidation and inventory management centers, 22 company dispatch offices, and 96 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
Transportation Management Solutions. Within our transportation management solutions ("TMS") business, we offer a “one-stop” domestic and international transportation and logistics solution, including access to the most cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our TMS offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, and dispatch. Our customized TMS offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our TMS business also includes domestic and international air and ocean transportation services and customs brokerage.
Our Industry
Over-the-Road Freight
The over-the-road freight sector includes both private fleets and “for-hire” carriers (ICs and purchased power providers). According to the American Trucking Associations ("ATA"), the U.S. freight sector represented revenue of approximately $795.7 billion in 2012 and accounted for approximately 81% of domestic freight transportation spend. The ATA estimates that U.S. freight transportation will increase to over $1.3 trillion by 2024. Private fleets consist of tractors and trailers owned and operated by shippers that move their own goods and, according to the ATA, accounted for revenue of approximately $292 billion in 2012. For-hire carriers transport LTL and TL freight belonging to others and, according to the ATA, accounted for revenue of approximately $350.1 billion in 2012.
LTL carriers specialize in consolidating shipments from multiple shippers into truckload quantities for delivery to multiple destinations. LTL carriers are traditionally divided into two categories — national and regional. National carriers typically focus on two-day or longer service across distances greater than 1,000 miles and often operate without time-definite delivery, while regional carriers typically offer time-definite delivery in less than two days. According to the ATA, the U.S. LTL market generated revenue of approximately $51.5 billion in 2012.
TL carriers dedicate an entire trailer to one shipper from origin to destination and are categorized by the type of equipment they use to haul a shipper’s freight, such as temperature-controlled, dry van, tank, or flatbed trailers. According to the ATA, excluding private fleets, revenue in the U.S. TL segment was approximately $298.6 billion in 2012.
Third-Party Logistics
Third-party logistics ("3PL") providers offer TMS and distribution services including the movement and storage of freight and the assembly of inventory. The U.S. 3PL sector revenue increased from approximately $65 billion in 2001 to approximately $141.8 billion in 2012 (and experienced growth each year during such period other than from 2008 to 2009), according to Armstrong & Associates, Inc., a leading supply chain market research firm. In addition, only 10.6% of logistics expenditures by U.S. businesses were outsourced in 2012, according to Armstrong & Associates. We believe that the market penetration of 3PL providers will expand in the future as companies increasingly redirect their resources to core competencies and outsource their transportation and logistics requirements as they realize the cost-effectiveness of 3PL providers.
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
Agent Network and Sales Personnel. While many national asset-based LTL providers are encumbered by the fixed overhead costs associated with owning or leasing most or all of their de-consolidation and delivery facilities, we maintain our variable cost structure through the extensive use of delivery agents. We have a network of over 200 third-party LTL delivery agents that provide cost-effective delivery coverage throughout North America. In addition to our agent network, we market and sell our LTL services through a sales force of over 100 people, consisting of account executives, sales managers, inside sales representatives, and commissioned sales representatives. In our TL business, we arrange the pickup and delivery of freight either through our growing sales force, over 130 dispatchers in 22 offices, or through our network of 96 independent brokerage agents. Brokerage agents complement our network of dispatch offices by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, brokerage agents typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for other costs associated with running their operation. In our TMS business, we have 100 salespeople and commissioned sales representatives. Additionally, we have a growing integrated solutions team that cross sells all of our services.
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
Purchased Transportation Costs. Purchased transportation costs within our LTL business represent amounts we pay to ICs or purchased power providers and are generally contractually agreed-upon rates. Purchased transportation costs within our TL business are generally based on negotiated rates for each load hauled. Within our TMS business, purchased transportation costs represent payments made to our purchased power providers, which are generally contractually agreed-upon rates. Purchased transportation costs are the largest component of our cost structure. Our purchased transportation costs typically increase or decrease in proportion to revenues.
Fuel. The transportation industry is dependent upon the availability of adequate fuel supplies and the price of fuel. Fuel prices have fluctuated dramatically over recent years. The weekly per gallon price of diesel fuel ranged from a low of $3.33 in January 2011 to a high of $4.16 in February 2013, and was $3.90 at the end of December 2013, according to the U.S. Energy Information Administration. Within our LTL business, our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. Although revenues from fuel surcharges generally offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, our operating margins could be impacted. Within our TL and TMS businesses, we pass fuel costs through to our customers. As a result, our operating income in these businesses is less impacted by changes in fuel prices.

Pricing. The pricing environment in the transportation industry also impacts our operating performance. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is typically comprised of a base rate, a fuel surcharge, and any applicable service fees. Our LTL pricing is typically measured by billed revenue per hundredweight, often referred to as “yield.” Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency and consistency, length of haul, freight density, and customer and geographic mix. Within our TL business, we typically charge a flat rate negotiated on each load hauled. Pricing within our TL business generally has fewer influential factors than pricing within our LTL business, but is also typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix. Within our TMS business, we typically charge a variable rate on each shipment in addition to transaction or service fees appropriate for the solution we have provided to meet a specific customer’s needs. Since we offer both LTL and TL shipping as part of our TMS offering, pricing within our TMS business is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector.
Our Strategy
Our goal is to be the leading asset-light transportation and logistics service provider in North America. Our strategy includes continuing to:
Gain New Customers. We continue to expand our customer base, and we will continue to pursue increased market share in the LTL, TL, and TMS markets. Our expansive geographic reach, increased with our acquisition of Marisol International, LLC ("Marisol"), and broad service offering provide us with the ability to add new customers seeking à la carte or “one-stop” transportation and logistics solutions. We also believe the pool of potential new customers will grow as the benefits of third-party transportation management solutions continue to be embraced.
Increase Penetration with Existing Customers. With our comprehensive service offering and large global network, we have substantial cross-selling opportunities and the potential to capture a greater share of each customer’s annual transportation and logistics expenditures. We believe that macroeconomic factors will provide us with opportunities to further penetrate existing customers. In 2013, we experienced increased revenue driven by greater shipment volume, change in freight mix, pricing initiatives, and the addition of new customers. We believe that the acquisition of Marisol will provide us with more cross-selling opportunities as our customers are increasingly seeking a service provider who can provide complete, full service solutions, including a strong suite of international ocean and air freight management and customs brokerage capabilities.
Pursue Selective Acquisitions. The transportation and logistics industry is highly fragmented, consisting of many smaller, regional service providers covering particular shipping lanes and providing niche services. We built our LTL, TL, and TMS platforms in part by successfully completing and integrating a number of acquisitions. We intend to continue to pursue acquisitions that, under our asset-light model, will complement our existing suite of services, and new service offerings, and extend our geographic reach. Our LTL delivery agents also present an opportunity for growth via acquisition. If we decide to offer outbound LTL service from a new strategic location, we could potentially acquire one of our delivery agents. With a scalable, asset-light business model, we believe we can execute our acquisition strategy with minimal investment in additional infrastructure and overhead.
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
Continue Generating Free Cash Flows. Our scalable business model and low capital expenditures (as a percentage of our revenues) enhance our ability to generate strong free cash flows and returns on our invested capital and assets. We believe an escalation in shipment and tonnage levels as well as continued expansion of our customer base will drive increased revenues and greater density throughout our network, thereby positively affecting our free cash flow generation.
Our Services
We are a leading asset-light transportation and logistics service provider offering a full suite of customized transportation solutions with a primary focus on serving the specialized needs of small to mid-size shippers. Because we generally do not own the transportation equipment used to transport our customers’ freight, we are able to focus solely on providing quality service rather than on asset utilization. Our customers generally communicate their freight needs to one of our transportation specialists on a shipment-

by-shipment basis via telephone, fax, Internet, e-mail, or electronic data interchange. We leverage a diverse group of third-party carriers and ICs to provide scalable capacity and reliable service to our extensive customer base in North America.
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
As the diagram below illustrates, we utilize a point-to-point LTL model that is differentiated from the traditional, asset-based hub and spoke LTL model. Our model does not require intermediate handling at a break-bulk hub (a large terminal where freight is offloaded, sorted, and reloaded), which we believe represents a competitive advantage in terms of timeliness, lower incidence of damage, and reduced fuel consumption. For example, we can transport LTL freight from Cleveland, Ohio to Los Angeles, California without stopping at a break-bulk hub, while the same shipment traveling through a traditional hub and spoke LTL model would likely be unloaded and reloaded at break-bulk hubs in Akron, Ohio and Adelanto, California prior to reaching its destination.
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

We believe our model allows us to offer LTL average transit times more comparable to that of deferred air freight service than to standard national LTL service, yet more cost-effective. Key aspects of our LTL service offering include the following:

•
Pickup. In order to stay as close as possible to our customers, we prefer to handle customer pickups whenever cost-effective. We generally pick up freight within 150 miles of one of our service centers, primarily utilizing local ICs. Although we generally do not own the tractors or other powered transportation equipment used to transport our customers’ freight, we own or lease trailers for use in local city pickup and delivery (not for linehaul or our other LTL operations). In 2013, we picked up approximately 78% of our customers’ LTL shipments. The remainder was handled by agents with whom we generally have long-standing relationships.

•
Consolidation at Service Centers. Key to our model is a network of 45 LTL service centers, as illustrated by the map below, that we lease in strategic markets throughout the United States. At these service centers, numerous smaller LTL shipments are unloaded, consolidated into truckload shipments, and loaded onto a linehaul unit scheduled for a destination city. In order to continuously emphasize optimal load building and enhance operating margins, dock managers review every load before it is dispatched from one of our service centers.

•
Linehaul. Linehaul is the longest leg of the LTL shipment process. In dispatching a load, a linehaul coordinator at one of our service centers uses our technology system to optimize cost-efficiency and service by assigning the load to the appropriate third-party transportation provider, either an IC or purchased power. Approximately 41% of our linehaul shipments were handled by over 780 dedicated LTL ICs in 2013. As industry-wide freight capacity tightens, we believe our recruitment and retention efforts will allow us to increase IC utilization in order to maintain service and cost stability.

•
De-consolidation and Delivery. Within our unique model, linehaul shipments are transported to our service centers, delivery agents, or direct to end users without stopping at a break-bulk hub, as is often necessary under the traditional, asset-based hub and spoke LTL model. This generally reduces physical handling and damage claims, and reduces delivery times by one to three days on average. In 2013, we delivered approximately 26% of LTL shipments through our service centers, 73% through our delivery agents, and 1% direct to end users.

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

Truckload Logistics
We are a leading TL business operation in North America in terms of revenue. We provide a comprehensive range of TL solutions for our customers by leveraging our broad base of third-party carriers who operate temperature-controlled, dry van, and/or flatbed capacity. Although we specialize in the transport of refrigerated foods, poultry, and beverages, we also provide a variety of TL transportation solutions for dry goods ranging from paper products to steel, as well as flatbed service for larger industrial load requirements. Our intermodal capabilities include drayage, which is the transport of freight between ocean ports or rail ramps and shipping docks. We arrange the pickup and delivery of TL freight through our 27 TL service centers, five freight consolidation and inventory management centers, 22 company dispatch offices (operated by our employees), or through our network of 96 independent brokerage agents. Our dispatch offices and brokerage agents are located throughout the United States and Canada, as illustrated on the map below.

TL Dispatcher & Agent Network

TL Agent Locations
TL Consolidation Center
TL Dispatch Offices
TL Service Centers

Company Dispatchers and Inside Sales. Our 133 company brokers, whom we refer to as dispatchers, not only engage in the routing and selection of our transportation providers, but also supplement our growing internal TL sales force. Inside sales personnel and company dispatchers are responsible for managing existing customer relationships and generating new customer relationships. Because the performance of these individuals is essential to our success, we offer attractive incentive-based compensation packages that we believe keep our dispatchers and sales force motivated, focused, and service-oriented.
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
Brokerage Agent Expansion. We believe we offer brokerage agents a very attractive partnership opportunity. We offer access to our reliable network of over 2,900 ICs and employee drivers and broad base of purchased power providers and invest in the working capital required to pay these carriers promptly and assume collection responsibility. We believe this has contributed to our reputation for quality and reliable service, as well as to the consistent growth of our brokerage agent network. During 2013, our TL brokerage agent network consisted of 96 agents. Additionally, 37 of our brokerage agents each generated more than $1 million in revenue in 2013. We believe our increased development efforts and attractive value proposition will allow us to further expand our brokerage agent network and enhance the growth of our TL business.
Transportation Management Solutions
Our TMS offering is designed to provide "one-stop" comprehensive or à la carte 3PL services and domestic and international transportation and container management. We provide the necessary operational expertise, information technology capabilities, and relationships with third-party transportation providers to meet the unique needs of our customers. For customers that use the most comprehensive service plans, we complement their internal logistics and transportation management personnel and operations, enabling them to redirect resources to core competencies, reduce internal transportation management personnel costs, and, in many cases, achieve substantial annual freight savings. Key aspects of our TMS capabilities include the following:

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

•
Customs Brokerage Services. We provide customs brokerage services to customers importing goods to the United States. We remove the burden on completing potentially complex customs documentation and paperwork and charge our customers a small fee for completing such work. In addition to processing documents for clearance, our knowledgeable staff can assist with customs compliance issues and remote location filing, and provide information on C-TPAT certification.

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
We believe our comprehensive service approach and focus on building long-term customer relationships lead to greater retention of existing business compared to a more short-term gain sharing model employed by many 3PL providers. We believe our approach is more sustainable in the event freight capacity tightens and it becomes more difficult for 3PL providers employing the gain sharing model to generate substantial incremental savings for shippers after the first year of implementation. Before becoming fully operational with a customer, we conduct thorough feasibility and cost savings analyses and collaborate with the customer to create a project scope and timeline with measurable milestones. We believe this approach enables us to identify any potential issues, ensure a smooth integration process, and set the stage for long-term customer satisfaction. Within our TMS operation, we have consistently met customer implementation deadlines and achieved anticipated levels of freight savings. Our TMS service centers and dispatch offices are located throughout the Midwest and Eastern United States, as illustrated on the map below.

TMS Dispatch, Service Centers, & Storage Locations

TMS Service Centers
TMS Dispatch Offices
TMS Storage Locations

Capacity
We offer scalable capacity and reliable service to our extensive customer base in North America through a diverse third-party network of transportation providers. Our various transportation modes include LTL, TL, intermodal, and domestic and international air. No single carrier accounted for more than 4% of our 2013 purchased transportation costs. We ensure that each carrier is properly licensed and we regularly monitor their capacity, reliability, and pricing trends. Enhanced visibility provided by our technology systems allows us to leverage the competitive dynamics within our network to renegotiate freight rates and provide our customers with more cost-effective transportation solutions while enhancing our operating margins.
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
Our third-party network of transportation providers can be divided into the following groups:
Independent Contractors. ICs are a key part of our long-term strategy to maintain service and provide cost stability. As of December 31, 2013, we had approximately 2,400 ICs, which consisted of approximately 1,900 linehaul, truckload, and intermodal services ICs and approximately 500 local delivery ICs. In selecting our ICs, we adhere to specific screening guidelines in terms of safety records, length of driving experience, and personnel evaluations. In the event of tightening of over-the-road freight capacity, we believe we are well positioned to increase our utilization of ICs as a cost-effective and reliable solution.

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
Employee Drivers. We employ over 500 linehaul drivers across our businesses.
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
Delivery Agents. For the de-consolidation and delivery stages of our LTL shipment process, our network of 45 LTL service centers is complemented by over 200 delivery agents. The use of delivery agents is also a key part of our long-term strategy to maintain a variable cost and scalable operating model with minimal overhead.
Intermodal Capabilities. We maintain intermodal capability within our TL segment and through relationships with third-party carriers who rent capacity on Class 1 railroads throughout North America. Intermodal transportation rates are typically negotiated between us and the capacity provider on a customer-specific basis.
Customers
Our goal is to establish long-term customer relationships and achieve year-over-year growth in recurring business by providing reliable, timely, and cost-effective transportation and logistics solutions. While we possess the scale, operational expertise, and capabilities to serve shippers of all sizes, we focus primarily on small to mid-size shippers, which we believe represent a large and underserved market. We serve an extensive customer base within a variety of end markets, with no customer accounting for more than 5% of 2013 revenue and no industry sector accounting for more than 20% of 2013 revenue. Our customer growth was primarily driven by our sales team and a focus on shippers seeking to reduce their exposure to asset-based logistics providers. We believe this reduces our exposure to a decline in shipping demand from any customer and a cyclical downturn within any end market.
Sales and Marketing
In addition to our 96 independent brokerage agents, we currently market and sell our transportation and logistics solutions through 230 sales personnel located throughout the United States and Canada. We are focused on actively expanding our sales force to new geographic markets where we lack a strong presence. Our objective is to leverage our collective, national sales force to sell our full suite of transportation services. We believe this will allow us to capture a greater share of a shipper’s annual transportation and logistics expenditures.
Our sales force can be categorized by primary service offering:

•	Less-than-Truckload. Our LTL sales force of 109 people consists of account executives, sales managers, inside sales representatives, and commissioned sales representatives.

•
Truckload Logistics. We have 133 dispatchers and 96 independent brokerage agents located throughout the United States and Canada. Additionally, we have a sales force of 14 people consisting of sales managers and inside sales representatives. We believe that this sales structure enables our salespeople to better serve our customers by developing an understanding of local and regional market conditions, as well as the specific transportation and logistics issues facing individual customers. Our dispatchers, brokerage agents, and sales force seek additional business from existing customers and pursue new customers based on this knowledge and an understanding of the value proposition we can provide.

•
Transportation Management Solutions. We have 100 TMS salespeople and commissioned sales representatives. We also utilize our LTL sales force to enhance the market reach and penetration of our TMS offering and to capitalize on the opportunity to cross-sell a broader menu of services to new and existing customers.

•	Corporate. We have a growing integrated solutions team of seven that cross sells all of our services.

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
Seasonality
Our operations are subject to seasonal trends that have been common in the North American over-the-road freight sector for many years. Our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September, and December. Typically, this pattern has been the result of factors such as inclement weather, national holidays, customer demand, and economic conditions. In 2013, however, the impact of seasonality was less apparent than previous years due to our organic growth and acquisitions.
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
Employees
As of December 31, 2013, we employed 2,756 personnel, which included 48 management personnel, 159 sales and marketing personnel, 1,365 operations and other personnel, 562 employee drivers, and 622 dock personnel. None of our employees are covered by a collective bargaining agreement and we consider relations with our employees to be good.

Regulation
The federal government has substantially deregulated the provision of ground transportation and logistics services via the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization Act of 1994, and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although states have the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls imposed by the U.S. Department of Transportation ("DOT") and its agencies, such as the Federal Motor Carrier Safety Administration ("FMCSA"). Motor carrier, freight forwarding, and freight brokerage operations are subject to safety, insurance, and bonding requirements prescribed by the DOT and various state agencies. Any air freight business is subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration.
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
Insurance
We insure our ICs against third-party claims for accidents or damaged shipments and we bear the risk of such claims. We maintain insurance for vehicle liability, general liability, and cargo damage claims. We maintain an aggregate of $75.0 million of vehicle liability and general liability insurance. The vehicle liability insurance has a $500,000 deductible. We carry aggregate insurance against the first $1.0 million of cargo claims, with a $100,000 deductible. Because we maintain insurance for our ICs, if our insurance does not cover all or any portion of the claim amount, we may be forced to bear the financial loss. We attempt to mitigate this risk by carefully selecting carriers with quality control procedures and safety ratings.
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
Through our subsidiaries, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, indirect air carrier, ocean transportation intermediary, non-vessel operating common carrier, freight forwarder, and ocean freight forwarder. We also are subject to regulations and requirements promulgated by, among others, the DOT and the FMCSA, the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection and the U.S. Transportation Security Administration, the U.S. Federal Maritime Commission, the International Air Transportation Association, and various other international, domestic, state, and local agencies and port authorities. Our failure to maintain our required licenses, or to comply with applicable regulations, could materially and adversely affect our business, results of operations, or financial condition.
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
The current operating environment in the over-the-road freight sector resulting from the economic downturn, fluctuating fuel costs, industry-specific regulations (such as the CSA and hours-of-service rules and the proposed but not yet finalized changes implemented under Moving Ahead for Progress in the 21st Century (MAP-21)), and other economic factors are causing a tightening of capacity in the sector generally, and in our carrier network specifically, which could have an adverse impact on our ability to execute our business strategy and on our business.
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
For acquisitions, success is also dependent upon efficiently integrating the acquired business into our existing operations. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. The possible difficulties of integration include, among others: retention of customers and key employees; unanticipated issues in the assimilation and consolidation of information, communications, and other systems; inefficiencies and difficulties that arise because of unfamiliarity with potentially new geographic areas and new assets and the businesses associated with them; consolidation of corporate and administrative infrastructures; the diversion of management's attention from ongoing business concerns; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses, and liabilities. The diversion of the attention of management from our current operations to the acquired operations and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisitions and could adversely impact our results of operations and financial condition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.
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
As of December 31, 2013, we had indebtedness of $192.6 million. We may incur additional indebtedness in the future, including any additional borrowings available under our senior credit facility. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
We are subject to risks associated with fuel charges from our ICs and purchased power providers in our LTL and TL businesses. The tractors operated by our ICs and purchased power providers require large amounts of diesel fuel and the availability and price of diesel fuel are subject to political, economic, and market factors that are outside of our control. The weekly per-gallon price of diesel fuel ranged from a low of $3.33 in January 3, 2011 to a high of $4.16 in February 2013, and was $3.90 at the end of December 2013, according to the U.S. Energy Information Administration. Our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to assess our fuel surcharges. At the request of our customers, we have at times temporarily capped the fuel surcharges at a fixed percentage pursuant to contractual arrangements that vary by customer. Currently, a minimal number of our customers have contractual arrangements with varying levels of capped fuel surcharges. If fuel surcharge revenue programs, base freight rate increases, or other cost-recovery mechanisms do not offset our exposure to rising fuel costs, our results of operations could be adversely affected.
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
As of December 31, 2013, we had recorded goodwill of $518.7 million and intangible assets, net of accumulated amortization, of $31.4 million. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill and other intangible assets are evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill are performed as of July 1, and it was determined that there was no impairment of the recorded balances as of July 1, 2013 and 2012.
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
The price of our common stock on the New York Stock Exchange ("NYSE") constantly changes. We expect that the market price of our common stock will continue to fluctuate. Our share price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

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
Investment funds affiliated with HCI Equity Partners, L.L.C. together beneficially owned approximately 30.4% of our outstanding common stock as of December 31, 2013. In addition, three of our directors are affiliated with HCI Equity Partners, L.L.C. As a result, these stockholders will have significant influence over the election of our board of directors and our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such a transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders or could limit the price that some investors might be willing to pay in the future for shares of our common stock. The interests of these stockholders may not always coincide with our interests as a company or the interests of our other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.
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
Our corporate, LTL, TL, and TMS headquarters, where senior management resides, is located in Cudahy, Wisconsin, where we lease 28,824 square feet of space. The primary functions performed at this location are accounting, treasury, marketing, human resources, linehaul support, claims, safety, and information technology support.
We lease 26 of our 45 service centers for our LTL business throughout the United States, each of which is interactively connected. Each service center manages and is responsible for the freight that originates in its service area. The typical service center is configured to perform cross-dock and limited short-term warehouse operations. For our TL business, we own three and lease 19 of our 22 company dispatch offices throughout the United States and Canada. We own one and lease 26 TL service centers and lease five freight consolidation and inventory management centers throughout the United States. For our TMS business we own one and lease five service centers, lease 10 dispatch offices, and lease two storage facilities across the Midwest and Eastern half of the United States.
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
Market Information on Common Stock
Our common stock has been trading on the NYSE under the symbol “RRTS” since May 13, 2010. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as quoted on the NYSE.

	High	Low
Fiscal 2013:
First quarter	$23.71	$17.63
Second quarter	$29.52	$21.52
Third quarter	$30.98	$26.38
Fourth quarter	$28.70	$23.84
Fiscal 2012:
First quarter	$18.59	$14.16
Second quarter	$19.06	$15.37
Third quarter	$19.13	$16.00
Fourth quarter	$18.92	$15.00
Fiscal 2011:
First quarter	$15.07	$12.74
Second quarter	$15.70	$13.22
Third quarter	$16.75	$12.48
Fourth quarter	$17.40	$12.66
Stockholders
As of March 11, 2014, there were approximately 43 holders of record of our common stock. On March 11, 2014, the closing sale price of our common stock on the NYSE was $24.31 per share.
Dividends
We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements, as well as other factors deemed relevant by our board of directors. Our current debt agreement prohibits us from paying dividends without the consent of our lenders.
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.
Performance Graph
The following line graph compares cumulative total shareholder returns for the period from May 13, 2010 through December 31, 2013 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Transportation Index. The graph assumes an investment of $100 on May 13, 2010, which is the first day on which our stock was listed on the NYSE. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Transportation Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

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
The following presents selected financial data for each fiscal year in the five-year period ended December 31, 2013. As our past operating results are not necessarily indicative of our future operating results, and since the consolidated statement of operations includes the results of operations of our acquired companies since the date of their acquisition, you should read the selected financial data below in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K, including Note 2 thereto.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$1,361,410	$1,073,354	$843,627	$632,018	$483,322
Purchased transportation costs	944,275	753,459	620,343	494,045	378,858
Personnel and related benefits	151,158	119,955	87,178	61,853	52,621
Other operating expenses	163,452	120,718	83,625	41,168	33,988
Depreciation and amortization	16,311	9,499	4,978	3,114	2,967
Acquisition transaction expenses	851	773	1,368	569	1,148
Restructuring and IPO related expenses	—	—	—	1,500	—
Operating income	85,363	68,950	46,135	29,769	13,740
Interest on long-term debt	7,883	7,981	4,135	7,954	13,226
Dividends on preferred stock subject to mandatory redemption	—	49	200	200	200
Loss on early extinguishment of debt	—	—	—	15,916	—
Income before provision for income taxes	77,480	60,920	41,800	5,699	314
Provision for income taxes	28,484	23,390	15,929	2,108	337
Net income (loss)	48,996	37,530	25,871	3,591	(23)
Accretion of Series B preferred stock			—	765	1,950
Net income (loss) available to common stockholders	$48,996	$37,530	$25,871	$2,826	$(1,973)
Earnings (loss) per share available to common stockholders:
Basic	$1.36	$1.21	$0.85	$0.11	$(0.11)
Diluted	$1.29	$1.16	$0.82	$0.11	$(0.11)
Weighted average common stock outstanding:
Basic	36,133	31,040	30,432	25,779	17,656
Diluted	37,913	32,425	31,545	26,777	17,656
Consolidated Balance Sheet Data (at end of period):
Total assets	$871,880	$700,808	$543,718	$348,297	$333,281
Total debt (including current maturities)	192,640	161,500	136,500	20,500	138,935
Series A preferred stock subject to mandatory redemption	—	—	5,000	5,000	5,000
Redeemable common stock	—	—	—	—	1,740
Total stockholders’ investment	500,365	392,079	295,953	265,689	139,643
Other Data:
EBITDA(1)	$101,674	$78,449	$51,113	$16,967	$16,707
Net capital expenditures (2)	26,425	16,379	9,240	2,236	2,193
Working capital — current assets less current liabilities (end of period)	102,110	64,097	42,845	42,383	18,038
Net cash provided by operating activities	36,123	36,723	33,164	2,110	778
Net cash used in investing activities	(127,073)	(103,607)	(140,530)	(1,080)	(34,216)
Net cash provided by (used in) financing activities	84,480	75,477	109,685	(2,210)	34,214

(1)
EBITDA represents earnings before interest, taxes, depreciation, and amortization. We use EBITDA as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of EBITDA eliminates the effects of financing, income taxes, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. EBITDA is not a financial measure presented in accordance with U.S. generally accepted accounting principles, or GAAP. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

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
The following is a reconciliation of EBITDA from net income (loss):

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net income (loss)	$48,996	$37,530	$25,871	$3,591	$(23)
Plus: Provision for income taxes	28,484	23,390	15,929	2,108	337
Plus: Total interest expense	7,883	8,030	4,335	8,154	13,426
Plus: Depreciation and amortization	16,311	9,499	4,978	3,114	2,967
EBITDA	$101,674	$78,449	$51,113	$16,967	$16,707
The following expenses have not been added to net income (loss) in the calculation of EBITDA above:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Loss on early extinguishment of debt	$—	$—	$—	$15,916	$—
Restructuring and IPO related expenses	—	—	—	1,500	—
Acquisition transaction expenses	851	773	1,368	569	1,148

(2)	Net capital expenditures is comprised of the following:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Capital expenditures	31,546	15,140	10,105	2,500	2,292
Plus: Capital Expenditures (non-cash)	—	1,749	—	—	—
Less: Proceeds from sale of buildings and equipment	5,121	510	865	264	99
Net Capital Expenditures	26,425	16,379	9,240	2,236	2,193

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This financial review presents our operating results for each of our three most recent fiscal years and our financial condition as of December 31, 2013. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. “Risk Factors.”

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
We have three operating segments:
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 45 LTL service centers and over 200 third-party delivery agents, we employ a point-to-point LTL model that we believe provides us with a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
Truckload Logistics. Within our TL business, we arrange the pickup, delivery, and inventory management of TL freight through our network of 27 TL service centers, five freight consolidation and inventory management centers, 22 company dispatch offices, and 96 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
Transportation Management Solutions. Within our TMS business, we offer a “one-stop” domestic and international transportation and logistics solution, including access to the most cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our TMS offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, and dispatch. Our customized TMS offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our TMS business also includes domestic and international air and ocean transportation services and customs brokerage.
Recent Acquisitions
In April 2013, we acquired all of the outstanding capital stock and the Charleston, South Carolina property of Wando Trucking, Inc. ("Wando Trucking") for the purpose of expanding our market presence within the TL segment. Wando Trucking is a provider of intermodal transportation and related services in the Southeast. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.
In April 2013, we also acquired all of the outstanding stock of Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd. (collectively, "Adrian Carriers") for the purpose of expanding our market presence within the TMS segment. Headquartered in Illinois, Adrian Carriers is a logistics service provider offering container management and intermodal solutions. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.
In July 2013, we acquired all of the outstanding membership interests of Marisol International, LLC ("Marisol") for the purpose of expanding our market presence within the TMS segment. Headquartered in Missouri, Marisol is a leading non-asset based, supply chain-critical, provider of international logistics solutions. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.
In August 2013, we acquired certain assets of the Southeast drayage division of Transport Corporation of America ("TA Drayage") for the purpose of expanding our market presence within the TL segment. TA Drayage is a provider of intermodal transportation and related services in the Southeast. TA Drayage primarily transports imports and exports for steamship lines and intermodal marketing companies from the ports of Charleston, South Carolina; Norfolk, Virginia; and Savannah, Georgia. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.
In September 2013, we acquired all of the outstanding stock of G.W. Palmer Logistics, LLC ("G.W. Palmer") for the purpose of expanding our market presence within the TL segment. G.W. Palmer is a non-asset service provider headquartered in Arkansas. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.
In September 2013, we also acquired substantially all of the assets of YES Trans, Inc. ("YES Trans") for the purpose of expanding our market presence within the TL segment. Headquartered in Massachusetts, YES Trans is a provider of refrigerated truckload services primarily transporting meat and produce between the Northeast and the Midwest and Southeast. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.

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
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. We have five reporting units for our three operating segments. We have one reporting unit for our LTL segment and two reporting units for our TL and TMS segments as this is the lowest level for which discrete financial information is prepared and regularly reviewed by segment management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of our impairment test, the fair value of our reporting units are calculated based upon an average of an income fair value approach and market fair value approach. Based on the tests performed in 2013, we concluded that the fair value for all reporting units was significantly in excess of the respective reporting unit’s carrying value, and therefore no impairment adjustments were required.
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

	Year Ended December 31,
	2013		2012		2011
	(Dollars in thousands)
Revenues:
LTL	$558,971	41.1%	$511,006	47.6%	$466,823	55.3%
TL	657,967	48.3%	476,638	44.4%	301,279	35.7%
TMS	154,050	11.3%	91,558	8.5%	79,188	9.4%
Eliminations	(9,578)	(0.7)%	(5,848)	(0.5)%	(3,663)	(0.4)%
Total	1,361,410	100.0%	1,073,354	100.0%	843,627	100.0%
Purchased transportation costs:
LTL	400,299	71.6%	373,723	73.1%	352,890	75.6%
TL	444,830	67.6%	320,214	67.2%	212,439	70.5%
TMS	108,724	70.6%	65,370	71.4%	58,677	74.1%
Eliminations	(9,578)	(0.7)%	(5,848)	(0.5)%	(3,663)	(0.4)%
Total	944,275	69.4%	753,459	70.2%	620,343	73.5%
Net revenues (1):
LTL	158,672	28.4%	137,283	26.9%	113,933	24.4%
TL	213,137	32.4%	156,424	32.8%	88,840	29.5%
TMS	45,326	29.4%	26,188	28.6%	20,511	25.9%
Total	417,135	30.6%	319,895	29.8%	223,284	26.5%
Other operating expenses (2):
LTL	118,503	21.2%	99,359	19.4%	87,890	18.8%
TL	158,609	24.1%	120,048	25.2%	66,228	22.0%
TMS	28,919	18.8%	14,883	16.3%	12,222	15.4%
Corporate	9,430	0.7%	7,156	0.7%	5,831	0.7%
Total	315,461	23.2%	241,446	22.5%	172,171	20.4%
Depreciation and amortization:
LTL	3,255	0.6%	2,422	0.5%	1,718	0.4%
TL	11,143	1.7%	6,306	1.3%	2,572	0.9%
TMS	1,665	1.1%	771	0.8%	688	0.9%
Corporate	248	—%	—	—%	—	—%
Total	16,311	1.2%	9,499	0.9%	4,978	0.6%
Operating income:
LTL	36,914	6.6%	35,502	6.9%	24,325	5.2%
TL	43,385	6.6%	30,070	6.3%	20,040	6.7%
TMS	14,742	9.6%	10,534	11.5%	7,601	9.6%
Corporate	(9,678)	(0.7)%	(7,156)	(0.7)%	(5,831)	(0.7)%
Total	85,363	6.3%	68,950	6.4%	46,135	5.5%
Total interest expense	7,883	0.6%	8,030	0.7%	4,335	0.5%
Income before provision for income taxes	77,480	5.7%	60,920	5.7%	41,800	5.0%
Provision for income taxes	28,484	2.1%	23,390	2.2%	15,929	1.9%
Net income available to common stockholders	$48,996	3.6%	$37,530	3.5%	$25,871	3.1%
(1) Reflects revenues less purchased transportation costs.
(2) Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues
Consolidated revenues increased by $288.0 million, or 26.8%, to $1,361.4 million in 2013 from $1,073.4 million in 2012, more than three-quarters of which was attributable to the impact of acquisitions.
LTL revenues increased by $48.0 million, or 9.4%, to $559.0 million in 2013 from $511.0 million in 2012. This reflected incremental revenues of $15.5 million from the 2012 acquisition of EFS, and year-over-year LTL tonnage growth of 13.6%, driven by a 15.0% increase in the number of LTL shipments. These increases were slightly offset by a 1.3% decline in weight per shipment. Our LTL tonnage increase was primarily due to new and existing customer growth as well as expansion into new markets.
TL revenues increased by $181.4 million, or 38.0%, to $658.0 million in 2013 from $476.6 million in 2012. This growth was primarily driven by the 2012 acquisitions of D&E, CTW, R&M, Central Cal, A&A, and DCT and the 2013 acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, and YES Trans, which collectively contributed $141.0 million of the revenue increase. The remaining $40.4 million of the revenue increase was driven by load growth due to the expansion of our IC network, as well as the continued increase in the utilization of our brokerage agent network.
TMS revenues increased by $62.5 million, or 68.3%, to $154.1 million in 2013 from $91.6 million in 2012. This growth was primarily driven by the acquisitions of Adrian Carriers and Marisol.
Purchased Transportation Costs
Purchased transportation costs increased by $190.8 million, or 25.3%, to $944.3 million in 2013 from $753.5 million in 2012.
LTL purchased transportation costs increased by $26.6 million, or 7.1%, to $400.3 million in 2013 from $373.7 million in 2012. This increase was primarily the result of increases in tonnage and shipments reflected above in LTL revenues. Excluding fuel surcharges, our average linehaul cost per mile was $1.24 during both 2013 and 2012. LTL purchased transportation costs as a percentage of LTL revenues decreased to 71.6% in 2013 from 73.1% in 2012. This improvement was primarily a result of continued additional lane density partially offset by the expansion of new geographic regions.
TL purchased transportation costs increased by $124.6 million, or 38.9%, to $444.8 million in 2013 from $320.2 million in 2012, primarily as a result of our 2012 and 2013 TL acquisitions. TL purchased transportation costs as a percentage of TL revenues increased to 67.6% in 2013 from 67.2% in 2012, primarily due to the expansion of our IC network.
TMS purchased transportation costs increased by $43.3 million, or 66.3%, to $108.7 million in 2013 from $65.4 million in 2012, primarily as a result of the acquisitions of Adrian Carriers and Marisol. TMS purchased transportation costs as a percentage of TMS revenues decreased to 70.6% in 2013 from 71.4% in 2012, primarily due to the acquisition of Adrian Carriers, which offers higher margin services, which were partially offset by lower margins at Marisol.
Other Operating Expenses
Other operating expenses, which reflect the sum of the personnel and related benefits, other operating expenses, and acquisition transaction expenses line items shown in our consolidated statements of operations, increased by $74.1 million, or 30.7%, to $315.5 million in 2013 from $241.4 million in 2012.
Within our LTL business, other operating expenses increased by $19.1 million, or 19.3%, to $118.5 million in 2013 from $99.4 million in 2012, primarily as a result of the incremental costs associated with the 15.0% increase in shipment count, costs associated with the opening of 11 new terminals, increased insurance costs of approximately $4.5 million, and our 2012 acquisition of EFS, which incrementally contributed $7.0 million of the total increase. These additional costs were partially offset by $3.2 million of contingent purchase price adjustments related to quarterly fair value adjustments. As a percentage of LTL revenues, other operating expenses increased to 21.2% in 2013 from 19.4% in 2012, primarily due to the factors noted above and the inclusion of employee drivers of EFS and owned equipment expense in other operating expenses.
Within our TL business, other operating expenses increased by $38.6 million, or 32.1%, to $158.6 million in 2013 from $120.0 million in 2012, primarily as a result of our 2012 and 2013 TL acquisitions, which accounted for an aggregate of $38.2 million of the total increase and increased insurance costs by approximately $3.6 million. These increases were offset by $3.1 million of contingent purchase price adjustments related to quarterly fair value adjustments for all TL acquisitions with earnout thresholds. As a percentage of TL revenues, other operating expenses decreased to 24.1% in 2013 from 25.2% in 2012, primarily due to the expansion of our IC network to cover load growth and increased revenues. Costs associated with the IC network are included in purchased transportation costs.

Within our TMS business, other operating expenses increased by $14.0 million, or 94.3%, to $28.9 million in 2013 from $14.9 million in 2012, primarily as a result of the acquisitions of Adrian Carriers and Marisol. As a percentage of TMS revenues, other operating expenses increased to 18.8% in 2013 from 16.3% in 2012, primarily as a result of the acquisitions of Adrian Carriers and Marisol.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $9.4 million in 2013 from $7.2 million in 2012, primarily driven by an increase in personnel and related benefits.
Depreciation and Amortization
Depreciation and amortization increased to $16.3 million in 2013 from $9.5 million in 2012, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased customer relationship intangibles acquired with our 2012 and 2013 acquisitions. Within our LTL business, depreciation and amortization increased to $3.3 million in 2013 from $2.4 million in 2012. Depreciation and amortization within our TL business increased to $11.1 million in 2013 from $6.3 million in 2012. Within our TMS business, depreciation and amortization was $1.7 million in 2013 and $0.8 million in 2012. Depreciation and amortization not allocated to our LTL, TL, or TMS businesses was $0.2 million in 2013.
Operating Income
Operating income increased by $16.4 million, or 23.8%, to $85.4 million in 2013 from $69.0 million in 2012, primarily as a result of the factors above. As a percentage of revenues, operating income decreased slightly to 6.3% in 2013 from 6.4% in 2012.
Within our LTL business, operating income increased by $1.4 million, or 4.0%, to $36.9 million in 2013 from $35.5 million in 2012. However, operating income in our LTL business decreased as a percentage of LTL revenues to 6.6% in 2013 from 6.9% in 2012, primarily as a result of the factors above.
Within our TL business, operating income increased by $13.3 million, or 44.3%, to $43.4 million in 2013 from $30.1 million in 2012, and also increased as a percentage of TL revenues to 6.6% in 2013 from 6.3% in 2012, primarily as a result of the factors above.
Within our TMS business, operating income increased by $4.2 million, or 39.9%, to $14.7 million in 2013 from $10.5 million in 2012, and also decreased as a percentage of TMS revenues to 9.6% in 2013 from 11.5% in 2012, primarily as a result of the factors above.
Interest Expense
Interest expense decreased slightly to $7.9 million in 2013 from $8.0 million in 2012 as a result of lower interest rates associated with the debt refinancing in August 2012.
Income Tax
Income tax provision was $28.5 million in 2013 compared to $23.4 million in 2012. The effective tax rate was 36.8% in 2013 compared to 38.4% in 2012. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences. The drop in the effective tax rate in 2013 was primarily due to a $1.5 million tax benefit related to contingent earnout adjustments.
Net Income Available to Common Stockholders
Net income available to common stockholders was $49.0 million in 2013 compared to $37.5 million in 2012.
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
TL revenues increased by $175.3 million, or 58.2%, to $476.6 million in 2012 from $301.3 million in 2011. This growth was primarily driven by the 2011 acquisitions of Morgan Southern, Bruenger, James Brooks, and Prime, and the 2012 acquisitions of D&E, CTW, R&M, Central Cal, A&A, and DCT, which collectively contributed $142.7 million of the revenue increase. The remaining $32.6 million of the revenue increase was driven primarily by increases in market pricing and load growth as well as increased utilization of the brokerage agent network.

TMS revenues increased by $12.4 million, or 15.6%, to $91.6 million in 2012 from $79.2 million in 2011, primarily as a result of new and existing customer growth and the acquisition of CTL, which contributed revenues of $5.4 million in 2012.
Purchased Transportation Costs
Purchased transportation costs increased by $133.2 million, or 21.5%, to $753.5 million in 2012 from $620.3 million in 2011.
LTL purchased transportation costs increased by $20.8 million, or 5.9%, to $373.7 million in 2012 from $352.9 million in 2011. This increase was primarily the result of rising fuel costs and increases in tonnage and shipments reflected above in LTL revenues. Excluding fuel surcharges, our average linehaul cost per mile was $1.24 during both 2012 and 2011. LTL purchased transportation costs as a percentage of LTL revenues decreased to 73.1% in 2012 from 75.6% in 2011 primarily as a result of ongoing pricing and cost initiatives and additional lane density.
TL purchased transportation costs increased by $107.8 million, or 50.7%, to $320.2 million in 2012 from $212.4 million in 2011, primarily as a result of our 2011 and 2012 TL acquisitions. TL purchased transportation costs as a percentage of TL revenues decreased to 67.2% in 2012 from 70.5% in 2011, primarily due to the fact that Prime's freight storage and handling expenses, as well as Bruenger, D&E, CTW, R&M and A&A employee drivers and leased and owned equipment expenses are excluded from transportation costs and instead are included in other operating expenses. Our other TL businesses typically use ICs rather than employee drivers and do not lease equipment. Additionally, increases in market pricing and increased utilization of our brokerage agent network reduced the percentage of purchased transportation costs to TL revenues.
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
Within our LTL business, operating income increased by $11.2 million, or 45.9%, to $35.5 million in 2012 from $24.3 million in 2011, and also increased as a percentage of LTL revenues to 6.9% in 2012 from 5.2% in 2011, primarily as a result of the factors above.
Within our TL business, operating income increased by $10.1 million, or 50.0%, to $30.1 million in 2012 from $20.0 million in 2011. However, operating income in our TL business decreased as a percentage of TL revenues to 6.3% in 2012 from 6.7% in 2011, primarily as a result of the factors above.
Within our TMS business, operating income increased by $2.9 million, or 38.6%, to $10.5 million in 2012 from $7.6 million in 2011, and also increased as a percentage of TMS revenues to 11.5% in 2012 from 9.6% in 2011, primarily as a result of the factors above.
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
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our credit facility, cash flows from operations, sale of securities, and equity contributions. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of December 31, 2013, we had $5.4 million in cash and cash equivalents, $164.1 million of availability under our credit facility, and $96.7 million in net working capital. As we continue to execute on our acquisition and growth strategy, additional financing may be necessary within the next 12 months.
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
Our credit facility consists of a $175.0 million term loan and a revolving credit facility up to a maximum aggregate amount of $200.0 million. We may use up to $10.0 million of the revolving credit facility for swing line loans (as defined in our credit agreement) and up to $30.0 million of the revolving credit facility for letters of credit. The credit facility matures on August 9, 2018.
Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.3%, or (b) the Base Rate (as defined in our credit agreement), plus an applicable margin in the range of 1.0% to 2.3%. In 2013, the weighted average interest rate on our credit facility was 2.9%.
Our credit agreement requires us to meet financial tests, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business. As of December 31, 2013, we were in compliance with all debt covenants.

Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	2013	2012	2011
Net cash provided by (used in):
Operating activities	$36,123	$36,723	$33,164
Investing activities	(127,073)	(103,607)	(140,530)
Financing activities	84,480	75,477	109,685
Net change in cash and cash equivalents	$(6,470)	$8,593	$2,319
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred interest, share-based compensation, provision for bad debts, deferred taxes and the effect of changes in working capital and other activities.
The difference between our $49.0 million 2013 net income and the $36.1 million cash provided by operating activities during 2013 was primarily attributable to a $28.9 million increase in our accounts receivable, a $6.2 million increase in prepaid expenses and other assets, a $0.4 million decrease in accounts payable, a $3.0 million decrease in accrued expenses and other liabilities, excess tax benefit on share-based compensation of $4.3 million, and gains on the disposal of equipment of $1.3 million, which was primarily offset by $18.5 million of depreciation and amortization, $1.5 million of share-based compensation, $2.9 million of provision for bad debt, and deferred income taxes of $8.3 million. The overall changes in cash flow from operating activities were impacted by both the organic and acquisition growth in 2013.
Cash Flows from Investing Activities
Cash used in investing activities was $127.1 million during 2013, which reflects $100.6 million used for business acquisitions and $31.5 million of capital expenditures used to support our operations. These payments were offset by the proceeds from the sale of equipment of $5.1 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $84.5 million during 2013, which primarily reflects our August 2013 offering of 1.5 million shares of our common stock and the issuance in the overallotment of 525,000 shares relating to our December 2012 offering, which, in the aggregate, yielded net proceeds of $53.1 million. In addition, the remaining financing activities were net borrowings of $31.1 million under our credit facility and excess tax benefits of $4.3 million, offset by payments of $2.4 million for contingent earnouts, payments of debt issuance costs of $1.5 million, and payments of $0.1 million for capital leases. We used net proceeds from our stock offering to repay the outstanding indebtedness under our credit facility.

Quarterly Results of Operations
The following table presents unaudited consolidated statement of operations data for each of the four quarters ended December 31, 2013 and 2012. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2013:
Total revenues	$299,380	$331,908	$363,156	$366,967
Net revenues (total revenues less purchased transportation costs)	93,038	103,986	109,998	110,113
Income before income taxes	17,262	22,788	21,581	15,849
Net income available to common stockholders	10,582	13,970	13,230	11,214
Earnings per share:
Basic	$0.30	$0.39	$0.36	$0.30
Diluted	0.29	0.37	0.35	$0.29
Year Ended December 31, 2012:
Total revenues	$236,574	$262,546	$279,165	$295,069
Net revenues (total revenues less purchased transportation costs)	69,543	76,671	83,123	90,558
Income before income taxes	12,793	16,502	16,062	15,563
Net income available to common stockholders	7,931	10,200	9,872	9,527
Earnings per share:
Basic	$0.26	$0.33	$0.32	$0.30
Diluted	0.25	0.32	0.31	0.29
Contractual Obligations and Commercial Commitments
The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2013 (in thousands):

	Payments Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$192,640	$10,938	$45,937	$135,765	$—
Interest expense	26,676	5,616	16,848	4,212	—
Capital leases	1,950	276	880	311	483
Operating leases	108,307	24,636	41,406	29,584	12,681
Total	$329,573	$41,466	$105,071	$169,872	$13,164

(1)
The contingent earnout payments resulting from the acquisitions, which are included in other long-term liabilities, are not included in the above schedule due to the uncertainty of final payouts as well as the timing of those payments.

Off-Balance Sheet Arrangements
We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; engage in leasing, hedging, or research and development services; or have other relationships that expose us to liability that is not reflected in the financial statements. However, as of December 31, 2013, we had outstanding letters of credit totaling $13.9 million. Additionally, we provide a guarantee for a portion of the value of certain IC leased tractors.

Seasonality
Our operations are subject to seasonal trends that have been common in the North American over-the-road freight sector for many years. Our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September, and December. Typically, this pattern has been the result of factors such as inclement weather, national holidays, customer demand, and economic conditions. In 2013, however, the impact of seasonality was less apparent than previous years due to our organic growth and acquisitions.
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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rates on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $200.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $170.6 million as of December 31, 2013, a 1.0% increase in the borrowing rate would increase our annual interest expense by $3.7 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by the SEC guidance, we excluded from our assessment the internal control over financial reporting at the following subsidiaries, which were acquired in 2013: Adrian Carriers, Marisol, and G.W. Palmer. These acquisitions, in the aggregate, constituted 17.1% and 11.9% of net and total assets, respectively, and 5.0% of both revenues and net income included in our consolidated financial statements as of and for the year ended December 31, 2013. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
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
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.
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

Date: March 12, 2014

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

Signature	Title	Date

/s/ Mark A. DiBlasi	President, Chief Executive Officer	March 12, 2014
Mark A. DiBlasi	(Principal Executive Officer), and Director

/s/ Peter R. Armbruster	Vice President — Finance, Chief Financial Officer,	March 12, 2014
Peter R. Armbruster	Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Scott D. Rued	Chairman of the Board	March 12, 2014
Scott D. Rued

/s/ Christopher L. Doerr	Director	March 12, 2014
Christopher L. Doerr

/s/ Ivor J. Evans	Director	March 12, 2014
Ivor J. Evans

/s/ John G. Kennedy, III	Director	March 12, 2014
John G. Kennedy, III

/s/ James D. Staley	Director	March 12, 2014
James D. Staley

/s/ William S. Urkiel	Director	March 12, 2014
William S. Urkiel

/s/ Chad M. Utrup	Director	March 12, 2014
Chad M. Utrup

/s/ Judith A. Vijums	Director	March 12, 2014
Judith A. Vijums

INDEX TO FINANCIAL STATEMENTS
ROADRUNNER TRANSPORTATION SYSTEMS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Roadrunner Transportation Systems, Inc. and subsidiaries
Cudahy, Wisconsin

We have audited the accompanying consolidated balance sheets of Roadrunner Transportation Systems, Inc., and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roadrunner Transportation Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

Minneapolis, Minnesota
March 12, 2014

To the Board of Directors and Stockholders of
Roadrunner Transportation Systems, Inc. and subsidiaries
Cudahy, Wisconsin
We have audited the internal control over financial reporting of Roadrunner Transportation Systems, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the following subsidiaries which were acquired in 2013: Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd., Marisol International, LLC, and G.W. Palmer Logistics, LLC. These acquisitions, in the aggregate, constituted 17.1% and 11.9% of net and total assets, respectively, and 5.0% of both revenues and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at these subsidiaries. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 12, 2014 expressed an unqualified opinion on those financial statements.

Minneapolis, Minnesota
March 12, 2014

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,438	$11,908
Accounts receivable, net of allowances of $2,957 and $1,476, respectively	171,165	122,947
Deferred income taxes	1,847	3,800
Prepaid expenses and other current assets	35,010	26,461
Total current assets	213,460	165,116
Property and equipment, net of accumulated depreciation of $30,869 and $20,108, respectively	96,558	68,576
Other assets:
Goodwill	518,743	442,143
Intangible assets, net	31,363	12,710
Other noncurrent assets	11,756	12,263
Total other assets	561,862	467,116
Total assets	$871,880	$700,808
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$10,938	$17,000
Accounts payable	67,141	54,887
Accrued expenses and other liabilities	33,271	29,132
Total current liabilities	111,350	101,019
Long-term debt, net of current maturities	181,702	144,500
Other long-term liabilities	78,463	63,210
Total liabilities	371,515	308,729
Commitments and Contingencies (Note 13)
Stockholders' investment:
Common stock $.01 par value; 100,000 shares authorized; 37,564 and 34,371 shares issued and outstanding	376	344
Additional paid-in capital	384,292	325,034
Retained earnings	115,697	66,701
Total stockholders’ investment	500,365	392,079
Total liabilities and stockholder' investment	$871,880	$700,808
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues	$1,361,410	$1,073,354	$843,627
Operating expenses:
Purchased transportation costs	944,275	753,459	620,343
Personnel and related benefits	151,158	119,955	87,178
Other operating expenses	163,452	120,718	83,625
Depreciation and amortization	16,311	9,499	4,978
Acquisition transaction expenses	851	773	1,368
Total operating expenses	1,276,047	1,004,404	797,492
Operating income	85,363	68,950	46,135
Interest expense:
Interest on long-term debt	7,883	7,981	4,135
Dividends on preferred stock subject to mandatory redemption	—	49	200
Total interest expense	7,883	8,030	4,335
Income before provision for income taxes	77,480	60,920	41,800
Provision for income taxes	28,484	23,390	15,929
Net income available to common stockholders	$48,996	$37,530	$25,871
Earnings per share available to common stockholders:
Basic	$1.36	$1.21	$0.85
Diluted	$1.29	$1.16	$0.82
Weighted average common stock outstanding:
Basic	36,133	31,040	30,432
Diluted	37,913	32,425	31,545
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Investment
	(In thousands, except share amounts)
BALANCE, January 1, 2011	30,146,805	$301	$262,088	$3,300	$265,689
Issuance of Common Stock	560,976	6	3,863		3,869
Share-based compensation			524		524
Net income				25,871	25,871
BALANCE, December 31, 2011	30,707,781	$307	$266,475	$29,171	$295,953
Issuance of Common Stock	3,663,716	37	57,082		57,119
Share-based compensation			659		659
Excess tax benefit on share-based compensation			818		818
Net income				37,530	37,530
BALANCE, December 31, 2012	34,371,497	$344	$325,034	$66,701	$392,079
Issuance of Common Stock	3,192,949	32	53,458		53,490
Share-based compensation			1,503		1,503
Excess tax benefit on share-based compensation			4,297		4,297
Net income				48,996	48,996
BALANCE, December 31, 2013	37,564,446	$376	$384,292	$115,697	$500,365
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$48,996	$37,530	$25,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,490	11,108	5,628
Gain on disposal of buildings and equipment	(1,343)	(954)	(362)
Share-based compensation	1,503	659	524
Provision for bad debts	2,934	1,083	1,186
Excess tax benefit on share-based compensation	(4,297)	—	—
Deferred tax provision	8,280	10,145	14,491
Changes in (net of acquisitions):
Accounts receivable	(28,891)	(6,276)	(14,656)
Prepaid expenses and other assets	(6,205)	(8,550)	(5,521)
Accounts payable	(380)	(5,587)	8,356
Accrued expenses and other liabilities	(2,964)	(2,435)	(2,353)
Net cash provided by operating activities	36,123	36,723	33,164
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(100,648)	(88,977)	(131,290)
Capital expenditures	(31,546)	(15,140)	(10,105)
Proceeds from sale of buildings and equipment	5,121	510	865
Net cash used in investing activities	(127,073)	(103,607)	(140,530)
Cash flows from financing activities:
Borrowings under revolving credit facilities	130,441	141,115	124,081
Payments under revolving credit facilities	(108,426)	(141,115)	(144,581)
Long-term debt borrowings	22,000	40,500	140,000
Long-term debt payments	(12,875)	(15,500)	(3,500)
Debt issuance cost	(1,541)	(2,220)	(4,183)
Payments of contingent earnouts	(2,407)	(83)	(2,553)
Proceeds from issuance of common stock (net of issuance costs)	53,059	57,119	869
Redemption of mandatory redeemable preferred stock	—	(5,000)	—
Excess tax benefit on share-based compensation	4,297	818	—
Reduction of capital lease obligation	(68)	(157)	(448)
Net cash provided by financing activities	84,480	75,477	109,685
Net (decrease) increase in cash and cash equivalents	(6,470)	8,593	2,319
Cash and cash equivalents:
Beginning of period	11,908	3,315	996
End of period	$5,438	$11,908	$3,315
Supplemental cash flow information:
Cash paid for interest	$6,505	$8,214	$3,517
Cash paid for income taxes (net of refunds)	$19,081	$13,961	$1,127
Noncash contingent earnout	$4,288	$17,733	$2,581
Capital expenditures (non-cash)	$—	$1,749	$—
Noncash issuance of common stock for acquisition	$—	$—	$3,000
See accompanying notes to consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: less-than-truckload (“LTL”); truckload logistics (“TL”); and transportation management solutions (“TMS”). Within its LTL business, the Company operates 45 LTL service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 27 TL service centers, five freight consolidation and inventory management centers, and 22 dispatch offices and is augmented by 96 independent brokerage agents. The Company operates its TMS business from six service centers and ten dispatch offices throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to customers in North America. The Company operates primarily in the United States.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2013, all subsidiaries were 100% owned. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
Cash equivalents are defined as short-term investments that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. The Company maintains cash in several banks and, at times, the balances may exceed federally insured limits. The Company does not believe it is exposed to any material credit risk on cash. Approximately $12.6 million and $8.3 million of checks drawn in excess of book balances were classified as accounts payable in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively. Cash equivalents consist of overnight investments in an interest bearing sweep account.
Accounts Receivable and Related Reserves
Accounts receivable represent trade receivables from customers and are stated net of an allowance for doubtful accounts and pricing allowances of approximately $3.0 million and $1.5 million as of December 31, 2013 and 2012, respectively. Management estimates the portion of accounts receivable that will not be collected and accounts are written off when they are determined to be uncollectible. Accounts receivable are uncollateralized and are generally due 30 days from the invoice date.
The Company provides reserves for accounts receivable. The rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$1,476	$1,461	$1,524
Provision, charged to expense	2,934	1,083	1,186
Write-offs, less recoveries	(1,453)	(1,068)	(1,249)
Ending balance	$2,957	$1,476	$1,461

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
Goodwill is tested for impairment at least annually on July 1st using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. The Company has five reporting units as this is the lowest level for which discrete financial information is prepared and regularly reviewed by segment management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of the Company’s impairment test, the fair value of its reporting units are calculated based upon an average of an income fair value approach and market fair value approach. Based on these tests, the Company concluded that the fair value for each of the reporting units was in excess of the respective reporting unit’s carrying value. Accordingly, no goodwill impairments were identified in 2013, 2012 or 2011.
Other intangible assets recorded consist of definite lived customer relationships. The Company evaluates its other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. No indicators of impairment were identified in 2013, 2012 or 2011. See Note 4 for additional information on the Company's goodwill and intangible assets.

Debt Issuance Costs
Debt issuance costs represent costs incurred in connection with the financing agreement described in Note 6. The unamortized debt issuance costs aggregate to $5.5 million as of both December 31, 2013 and 2012, and have been classified in the consolidated balance sheets as other noncurrent assets. Such costs are being amortized over the expected maturity of the financing agreements using the effective interest rate method.
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
Fair Value of Financial Instruments
The fair value of cash approximates cost. The estimated fair value of the Company's debt approximated its carrying value as of December 31, 2013 and 2012 as the debt agreement bears interest based on prevailing variable market rates currently available and as such would be categorized as a Level 2 in the fair value hierarchy as defined in Note 5.
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
TMS revenue is recorded when the shipment has been delivered by a third-party carrier. Fees for services revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, the Company’s obligation to fulfill a transaction is complete and collection of revenue is reasonably assured. The Company offers volume discounts to certain customers. Revenue is reduced as discounts are earned.
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

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2013	2012
Land and improvements	$2,920	$364
Building and leasehold improvements	7,089	6,458
Furniture and fixtures	5,602	12,327
Equipment	111,816	69,535
Gross property and equipment	127,427	88,684
Less: Accumulated depreciation	(30,869)	(20,108)
Property and equipment, net	$96,558	$68,576
Depreciation expense was $13.3 million, $7.8 million, and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Capital Leases
The Company has a building and certain equipment classified as capital leases. The recorded value of the building and the equipment is included in property and equipment, net as of December 31 as follows (in thousands):

	2013	2012
Building and equipment	$975	$1,109
Less: Accumulated amortization	(461)	(396)
Total	$514	$713
The following is a schedule of future minimum lease payments under the capital leases with the present value of the net minimum lease payments as of December 31, 2013 (in thousands):

Amount
Year Ending:
2014	$276
2015	285
2016	293
2017	302
2018	311
Thereafter	483
Total minimum lease payments	1,950
Less: amount representing interest	(892)
Present value of net minimum lease payments(1)	$1,058

(1)	Reflected in the consolidated balance sheets as accrued expenses and other liabilities and other long-term liabilities of $0.1 million and $1.0 million, respectively.
3. Acquisitions
On August 31, 2011, the Company acquired all the outstanding stock of Prime Logistics Corporation ("Prime") for the purpose of expanding its current market presence in the TL segment. Total consideration paid was $96.8 million after a working capital adjustment. The acquisition price was financed with $3.0 million of the Company’s stock and the remainder was financed with borrowings under the Company’s credit facility discussed in Note 6.
On February 24, 2012, the Company acquired all of the outstanding stock of Capital Transportation Logistics (“CTL”) for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $6.2 million. The acquisition was financed with borrowings under the Company’s credit facility discussed in Note 6. The CTL purchase agreement calls for a contingent consideration in the form of an earnout capped at $0.8 million. The former owners of CTL are entitled to receive a payment equal to the amount by which CTL’s aggregate operating income, as defined in the purchase agreement, exceeds $1.8

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

million for the years ending December 31, 2012 and 2013. Approximately $0.7 million was included in the TMS purchase price allocation related to this earnout on the opening balance sheet.
On April 19, 2012, the Company acquired all of the outstanding stock of Grundman Holdings, Inc., which wholly owned both D&E Transport, Inc. and D&E Leasing, Inc. (collectively, “D&E”), for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $11.4 million. The acquisition was financed with borrowings under the Company’s credit facility discussed in Note 6. The D&E purchase agreement calls for a contingent consideration in the form of an earnout capped at $0.7 million per year. The former owners of D&E are entitled to receive a payment equal to the amount by which D&E’s operating income, as defined in the purchase agreement, exceeds $2.0 million for the years ending December 31, 2012, 2013 and 2014. The annual payment starts at $0.1 million if operating income exceeds $2.0 million and escalates up to $0.7 million if operating income exceeds $5.0 million. Approximately $1.0 million was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
On June 4, 2012, the Company acquired all of the outstanding stock of CTW Transport (“CTW”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $7.6 million. The acquisition was financed with borrowings under the Company’s credit facility discussed in Note 6. The CTW purchase agreement calls for a contingent consideration in the form of an earnout capped at $3.5 million. The former owner of CTW is entitled to receive a payment equal to the amount by which CTW’s operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $2.0 million for the years ending December 31, 2012, 2013 and 2014. Approximately $2.6 million was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
On August 1, 2012, the Company acquired all of the operating assets of R&M Transportation and all of the outstanding stock of Sortino Transportation (collectively, “R&M”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $24.2 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6. The R&M purchase agreement calls for a contingent consideration in the form of an earnout capped at $5.0 million. The former owners of R&M are entitled to receive a payment equal to the amount by which R&M's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $1.7 million for the five months ending December 31, 2012 and $4.5 million for the years ending December 31, 2013, 2014 and 2015. Approximately $4.2 million was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
On August 10, 2012, the Company acquired all of the outstanding stock of Expedited Freight Systems, Inc. (“EFS”) for the purpose of expanding its current market presence in the LTL segment. Cash consideration paid was $10.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6. The EFS purchase agreement calls for a contingent consideration in the form of an earnout capped at $4.0 million. The former owners of EFS are entitled to receive a payment equal to the amount by which EFS's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $0.9 million for the period from the closing date through December 31, 2012, $2.3 million for the year ending December 31, 2013, $2.5 million for the years ending December 31, 2014 and 2015, and $2.8 million for the year ending December 31, 2016. Approximately $3.1 million was included in the LTL purchase price allocation related to this earnout on the opening balance sheet.
On November 5, 2012, the Company acquired all of the outstanding stock of Central Cal Transportation ("Central Cal") for the purpose of expanding its current presence in the TL segment. Cash consideration paid was $3.8 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6. The Central Cal purchase agreement calls for contingent consideration in the form of an earnout capped at $4.0 million. The former owners of Central Cal are entitled to receive a payment equal to $0.8 million when Central Cal's combined operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $1.4 million for the period from the closing date through December 31, 2013 and for the years ending December 31, 2014, 2015 and 2016. The purchase agreement also calls for an additional payment of 75% of the amount that Central Cal's combined operating income before depreciation and amortization exceeds $1.4 million. Approximately $3.4 million was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
On November 12, 2012, the Company acquired all of the outstanding stock of Brandon Carrier Group, Inc. ("A&A") for the purpose of expanding its current presence in the TL segment. Cash consideration paid was $24.1 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6. The A&A purchase agreement calls for contingent consideration in the form of an earnout capped at $2.5 million. The former owners of A&A are entitled to receive a payment equal to the amount by which A&A's operating income before amortization, as defined in the purchase agreement, exceeds $3.0 million for the years ending December 31, 2013, 2014, 2015, and 2016. Approximately $2.2 million was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
On December 21, 2012, the Company acquired all of the outstanding stock of Direct Connection Transportation ("DCT") for the purpose of expanding its current presence in the TL segment. Cash consideration paid was $1.0 million. The acquisition was financed with cash on-hand. The DCT purchase agreement calls for contingent consideration in the form of an earnout capped

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

at $1.0 million. The former owners of DCT are entitled to receive a payment equal to the amount by which DCT's operating income before amortization, as defined in the purchase agreement, exceeds $0.4 million for the years ending December 31, 2013, 2014, and 2015. Approximately $1.0 million was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
On April 30, 2013, the Company acquired all of the outstanding capital stock and the Charleston, South Carolina property of Wando Trucking, Inc. ("Wando Trucking") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $9.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6.
On April 30, 2013, the Company also acquired all of the outstanding stock of Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd. (collectively, "Adrian Carriers") for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $14.2 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6. The Adrian Carriers purchase agreement calls for contingent consideration in the form of an earnout capped at $6.5 million. The former owners of Adrian Carriers are entitled to receive a payment equal to the amount by which Adrian Carrier's operating income before amortization, as defined in the purchase agreement, exceeds $2.3 million for the years ending April 30, 2014, 2015, 2016 and 2017. Approximately $4.3 million was included in the TMS purchase price allocation related to this earnout on the opening balance sheet.
On July 25, 2013, the Company acquired all of the outstanding membership interests of Marisol International, LLC ("Marisol") for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $66.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6. The Marisol purchase agreement calls for contingent consideration in the form of an earnout capped at $2.5 million. The former owners of Marisol are entitled to receive a payment equal to the amount by which Marisol's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $7.8 million for the years ending July 31, 2014 and 2015. No amount was included in the TMS purchase price allocation related to this earnout on the opening balance sheet.
On August 15, 2013, the Company acquired certain assets of the Southeast drayage division of Transportation Corporation of America, Inc. ("TA Drayage") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $1.2 million. The acquisition was financed with cash on-hand.
On September 11, 2013, the Company acquired all of the outstanding membership interests of G.W. Palmer Logistics, LLC ("G.W. Palmer") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $2.5 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6. The G.W. Palmer purchase agreement calls for contingent consideration in the form of an earnout capped at $2.8 million. The former owners of G.W. Palmer are entitled to receive an initial payment, not to exceed $0.7 million, for achieving operating income before amortization in excess of $0.9 million for the period from the closing date through December 31, 2013, as defined in the purchase agreement, and a payment equal to the amount by which G.W. Palmer's operating income before amortization, as defined in the purchase agreement, exceeds $1.0 million for the years ending December 31, 2014, 2015, 2016, and 2017. No amount was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
On September 18, 2013, the Company acquired substantially all of the assets of YES Trans, Inc. ("YES Trans") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $1.2 million. The acquisition was financed with cash on-hand. The YES Trans purchase agreement calls for contingent consideration in the form of an earnout capped at $1.1 million. The former owners of YES Trans are entitled to receive a payment equal to the amount by which YES Trans' operating income, as defined in the purchase agreement exceeds, $0.2 million for the years ending December 31, 2014, 2015, 2016, and 2017. No amount was included in the TL purchase price allocation related to this earnout on the opening balance sheet.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates. The acquisition Prime is considered material to the financial statements. The acquisitions of CTL, D&E, CTW, R&M, EFS, Central Cal, A&A, and DCT (collectively, "2012 acquisitions") are considered individually immaterial, but material in the aggregate. The acquisitions of Wando Trucking, Adrian Carriers, Marisol, TA Drayage, G.W Palmer, and YES Trans (collectively, "2013 acquisitions") are considered individually immaterial, but material in the aggregate. The following table summarizes the allocation of the purchase price paid to the fair value of the net assets for Prime and the 2012 and 2013 acquisitions, in the aggregate, (in thousands):

	2013 Acquisitions	2012 Acquisitions	Prime
Accounts receivable	$22,666	$15,175	$8,149
Other current assets	922	1,240	496
Property and equipment	14,392	32,387	3,996
Goodwill	78,646	75,407	90,654
Customer relationship intangible assets	19,727	5,932	9,400
Other noncurrent assets	12	623	100
Accounts payable and other liabilities	(35,717)	(41,787)	(16,033)
Total	$100,648	$88,977	$96,762
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Purchase accounting is considered final for Prime and the 2012 acquisitions. Purchase accounting is considered preliminary for the 2013 acquisitions with respect to deferred taxes and goodwill as final information was not available as of December 31, 2013. Measurement period adjustments related to certain 2012 acquisitions were recorded prospectively as they were not considered material to the Company's consolidated financial statements as of December 31, 2012. These measurement period adjustments from previously recorded opening balance sheets related primarily to fair value measurement changes in customer relationship intangible assets and changes in acquired deferred tax assets and liabilities.
The Company completed the 2011 tax returns after the December 31, 2011 financial statements were issued. After considering the results of the tax returns, the Company estimated a change to the current deferred tax assets and non-current deferred tax liabilities associated with the acquisition of Prime. As a result, measurement period adjustments were recorded to increase the carrying amount of Prime's current deferred tax assets and non-current deferred tax liabilities by $0.6 million and $0.3 million, respectively as of August 31, 2011, with a corresponding decrease of $0.3 million to goodwill.
From the acquisition of Prime on August 31, 2011 through December 31, 2011, Prime contributed $29.9 million of revenues and $1.4 million of net income. The following supplemental unaudited pro forma financial information of the Company for the year ended December 31, 2011 includes the results of operations as if the Prime acquisition had been completed on January 1, 2011 (in thousands, except per share data):

Year Ended December 31, 2011
Revenues	$894,127
Net income	$28,871
Basic earnings per share	$0.94
Diluted earnings per share	$0.91
From the dates of acquisition through December 31, 2012, the 2012 acquisitions contributed revenues of $73.7 million and net income of $9.0 million. The following supplemental unaudited pro forma financial information of the Company for the years ended December 31, 2012 and 2011 includes the results of operations for the 2012 acquisitions, in the aggregate, as if the 2012 acquisitions had been completed on January 1, 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Revenues	$1,185,927	$1,037,303
Net income	$38,850	$28,688

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

From the dates of acquisition through December 31, 2013, the 2013 acquisitions contributed revenues of $84.3 million and net income of $7.7 million. The following supplemental unaudited pro forma financial information of the Company for the years ended December 31, 2013 and 2012 includes the results of operations for the 2013 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Revenues	$1,466,404	$1,265,698
Net income	$49,137	$37,345
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

The following is a rollforward of goodwill from December 31, 2011 to December 31, 2013 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2011	$185,406	$143,575	$35,706	$364,687
Goodwill related to acquisitions	12,050	58,972	6,434	77,456
Goodwill balance as of December 31, 2012	197,456	202,547	42,140	442,143
Adjustments to goodwill for purchase accounting	(144)	(1,906)	4	(2,046)
Goodwill related to acquisitions	—	10,772	67,874	78,646
Goodwill balance as of December 31, 2013	$197,312	$211,413	$110,018	$518,743
Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets were as follows as of December 31 (in thousands):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$17,826	$(5,294)	$12,532	$15,115	$(3,430)	$11,685
LTL	1,358	(723)	635	1,358	(497)	861
TMS	19,522	(1,326)	18,196	626	(462)	164
Total customer relationships	$38,706	$(7,343)	$31,363	$17,099	$(4,389)	$12,710

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The customer relationships intangible assets are amortized over their estimated five to ten year useful lives. Amortization expense was $3.0 million, $1.7 million, and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of December 31, 2013 is as follows (in thousands):

Amount
Year Ending:
2014	$4,023
2015	3,826
2016	3,735
2017	3,614
2018	3,349
Thereafter	12,816

Total	$31,363

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
The following table presents information, as of December 31, 2013 and 2012, about the Company’s financial liabilities. Contingent purchase price related to acquisitions are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$17,054	$17,054
Total liabilities at fair value	$—	$—	$17,054	$17,054

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$20,907	$20,907
Total liabilities at fair value	$—	$—	$20,907	$20,907
In measuring the fair value of the contingent payment liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three years ended December 31 (in thousands):

	2013	2012	2011
Balance, beginning of period	$20,907	$3,015	$2,977
Earnouts related to acquisition	4,288	17,733	2,581
Payment of contingent purchase obligations	(2,407)	(284)	(3,212)
Adjustment to contingent purchase obligation	(5,734)	443	669
Balance, end of period	$17,054	$20,907	$3,015

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

6. Long-Term Debt
Long-Term Debt
Long-term debt consisted of the following at December 31 (in thousands):

	2013	2012
Senior debt:
Revolving credit facility	$22,015	$—
Term loans	170,625	161,500
Total debt	192,640	161,500
Less: Current maturities	(10,938)	(17,000)
Total long-term debt, net of current maturities	$181,702	$144,500
Maturities for each of the next five years based on long-term debt as of December 31, 2013 are as follows (in thousands):

Amount
Year Ending
2014	10,938
2015	13,125
2016	15,312
2017	17,500
2018	135,765
Thereafter	—
Total	192,640

On August 3, 2012, the Company entered into a third amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) and other lenders, which increased the revolving credit facility from $100.0 million to $125.0 million and the term loan from $140.0 million to $170.0 million. On August 9, 2013, the Company entered into a fourth amended and restated credit agreement (the "credit facility") with U.S. Bank and other lenders, which increased the revolving credit facility to $200.0 million and the term loan to $175.0 million. The credit facility matures on August 9, 2018. Principal on the term loan is due in quarterly installments of $2.2 million per quarter through June 30, 2014. As of September 30, 2014, quarterly principal payments on the term loan increase to $3.3 million through June 30, 2016 and increase to $4.4 million beginning September 30, 2016 through June 30, 2018. Any remaining outstanding balance under the credit facility is due August 9, 2018. The Company categorizes the borrowings under the credit facility as Level 2 in the fair value hierarchy as defined in Note 5. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit facility is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit facility contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Company believes as of and during the year ended December 31, 2013, the Company was in compliance with all financial covenants contained in the credit facility. Borrowings under the credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.3%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.3%. The revolving credit facility also provides for the issuance of up to $30.0 million in letters of credit. As of December 31, 2013, the Company had outstanding letters of credit totaling $13.9 million. As of December 31, 2013, the total availability under the revolving credit facility was $164.1 million and the average interest rate on the credit facility was 2.9%.

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

In December 2012, the Company issued and sold 3.4 million shares of its common stock at a public offering price of $17.25 per share resulting in offering proceeds of $55.3 million, net of $3.4 million of underwriting discounts and commissions. Additionally, the Company granted the underwriters an option to purchase up to 525,000 additional shares at the public offering price less the underwriting discount to cover any over-allotments. In January 2013, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at a price of $17.25 per share to the public. The sale of the additional shares resulted in additional net proceeds to the Company of approximately $8.5 million after deducting the underwriting discount and estimated expenses.
In August 2013, the Company issued 1.5 million shares of its common stock at a public offering price of $27.00 per share for aggregate offering proceeds of $38.4 million, net of $2.3 million of underwriting discounts and commissions and expenses. In connection with the public offering, the Company incurred additional expenses of $0.3 million.
Warrants to Acquire Common Stock
In connection with a business combination entered in 2007, the Company issued to existing Sargent Transportation Group, Inc. stockholders warrants to acquire 2,269,263 shares of Class A common stock at an exercise price of $13.39 per share. The warrants are exercisable at the option of the holder any time prior to March 13, 2017. During the year ended December 31, 2013, 23,491 warrants were exercised. No warrants were exercised during 2012.
On December 11, 2009, in connection with financing the acquisition of Bullet Freight Systems, Inc. ("Bullet"), the Company issued warrants to acquire 1,746,971 shares of Class A common stock at an exercise price of $8.37 per share. The warrants are exercisable at the option of the holder any time prior to December 11, 2017. The $3 million fair value of the warrants at the date of issuance has been reflected as a component of additional paid-in capital in stockholders’ investment in the accompanying consolidated balance sheets. Certain holders exercised 604,722 and 44,794 warrants during the years ended December 31, 2013 and 2012, respectively.
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

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

9. Share-Based Compensation
The Company's 2010 Incentive Compensation Plan (the “2010 Plan”) allows for the issuance of 2,500,000 shares of common stock. The 2010 Plan provides for the grant of stock options, restricted stock units, and other awards to its employees and directors.
The Company awards restricted stock units to certain key employees and non-employee directors. The restricted stock units vest ratably over a four year service period from the grant date. Restricted stock units are valued based on the market price on the date of the grant and are amortized on a straight-line basis over the vesting period. Compensation expense for restricted stock units is based on fair market value at the grant date.
The following table summarizes the nonvested restricted stock units as of December 31, 2013 and 2012:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2011	75,922	$14.02	3.2
Granted	87,414	18.02
Vested	(18,971)	14.02
Forfeitures	(2,117)	18.02
Nonvested as of December 31, 2012	142,248	$16.42	2.8
Granted	202,523	24.19
Vested	(43,571)	16.41
Forfeitures	(21,729)	20.19
Nonvested as of December 31, 2013	279,471	$21.76	2.8
Unrecognized stock compensation expense was $4.9 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively.
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
No options were granted by the Company in 2011, 2012 or 2013. Stock-based compensation expense was $1.5 million, $0.7 million, and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The related estimated income tax benefit recognized in the accompanying consolidated statements of operations, net of estimated forfeitures, was $0.6 million, $0.3 million, and $0.2 million, respectively.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the option activity under the equity plans for the years ended December 31, 2013 and 2012, respectively, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of December 31, 2011	1,811,536	$11.41	4.8	$4,927
Granted	—	—
Exercised	(226,068)	9.59
Forfeited	—	—
Outstanding as of December 31, 2012	1,585,468	$11.67	3.8	$10,258
Granted	—	—
Exercised	(729,651)	9.33
Forfeited	—	—
Outstanding as of December 31, 2013	855,817	$13.67	3.0	$11,365
There were 855,817, 1,563,725, and 1,684,140 options exercisable as of December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, for exercisable options, the weighted-average exercise price was $13.67, the weighted average remaining contractual term was 3.0 years, and the estimated aggregate intrinsic value was $13.28 per share. All granted options are non-qualified options. As of December 31, 2013, all options were vested.
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
The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Year Ended December 31,
	2013	2012	2011
Basic weighted average common stock outstanding	36,133	31,040	30,432
Effect of dilutive securities:
Employee stock options	424	442	396
Warrants	1,285	926	689
Restricted Stock Units	71	17	28
Diluted weighted average common stock outstanding	37,913	32,425	31,545
The Company had stock options and warrants outstanding of 308,698 as of December 31, 2012 and 2011 that were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. As of December 31, 2013, all stock options and warrants were included in the computation of diluted earnings per share.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

11. Income Taxes
The components of the Company’s provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$17,479	$11,238	$—
Foreign, state and local	2,725	2,007	1,438
Deferred:
Federal	7,495	9,491	13,640
Foreign, state and local	785	654	851
Provision for income taxes	$28,484	$23,390	$15,929
The Company’s income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Statutory federal rate	$27,118	$21,322	$14,641
Meals and entertainment	227	195	129
State income taxes — net of federal benefit	2,067	1,794	1,344
Tax credit	(130)	(26)	(109)
Canadian income taxes	(68)	(31)	(40)
Preferred dividend	—	—	70
Earn out adjustments	(1,675)	—	—
Other	945	136	(106)
Total	$28,484	$23,390	$15,929

The tax rate effects of temporary differences that give rise to significant elements of deferred tax assets and deferred tax liabilities as of December 31 were as follows (in thousands):

	2013	2012
Current deferred income tax assets:
Accounts receivable	1,407	1,304
Accounts payable and accrued expenses	440	2,496
Total	$1,847	$3,800
Noncurrent deferred income tax assets (liabilities):
Net operating losses	$557	$730
Goodwill	(39,588)	(27,878)
Property and equipment	(20,411)	(14,885)
Deferred Compensation	1,018	1,294
Total	$(58,424)	$(40,739)
The Company had $6.6 million and $6.9 million of current deferred tax assets and $4.8 million and $3.1 million of current deferred tax liabilities as of December 31, 2013 and 2012, respectively. The net current deferred income tax assets of $1.8 million as of December 31, 2013 and $3.8 million as of December 31, 2012 is classified as deferred income taxes in the consolidated balance sheet. The Company had $68.7 million and $49.9 million of noncurrent deferred tax assets and $127.2 million and $90.6 million of noncurrent deferred tax liabilities as of December 31, 2013 and 2012, respectively. The net noncurrent deferred income tax liability of $58.4 million as of December 31, 2013 and $40.7 million as of December 31, 2012 is classified in the consolidated balance sheets as a component of other long-term liabilities.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

There were no unrecognized tax benefits recorded as of December 31, 2013 and 2012. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Income tax related interest and penalties were immaterial as of December 31, 2013 and 2012. The Company is subject to federal and state tax examinations for all tax years subsequent to December 31, 2009. Although the pre-2010 years are no longer subject to examinations by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years were used by the Company during 2012 and 2013 and may still be adjusted upon examination by the IRS or state taxing authorities if they were used after 2009 or will be used in a future period.
12. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $9.3 million as of December 31, 2013.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of December 31, 2013.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  There were no material IC defaults during the year ended December 31, 2013 and 2012 and payments made by the Company under the guarantee were de minimis. No liability was recorded as of December 31, 2013 or 2012.

13. Commitments and Contingencies
Employee Benefit Plans
The Company sponsors defined contribution profit sharing plans for substantially all employees of the Company and its subsidiaries. The Company provides matching contributions on some of these plans. Total expense under these plans was $1.4 million, $1.1 million, and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Operating Leases
The Company leases terminals, office space, trucks, trailers and other equipment under noncancelable operating leases expiring on various dates through 2020. The Company incurred rent expense from operating leases of $28.7 million, $24.0 million, and $13.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2013 (in thousands):

Year Ending:	Amount
2014	$24,636
2015	23,074
2016	18,332
2017	15,945
2018	13,639
Thereafter	12,681
Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of December 31, 2013 and 2012, the Company had reserves for estimated uninsured losses of $5.7 million and $5.0 million, respectively.
14. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay a transaction fee for each acquisition and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.2 million and $0.9 million to HCI for services performed in conjunction with acquisitions and debt financing during 2013 and 2012, respectively.

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
As part of the acquisition of Bullet, certain existing stockholders and their affiliates received eight-year warrants exercisable for an aggregate of 1,388,620 shares of the Company's Class A common stock. Certain stockholders exercised 559,930 of these warrants during 2013. No warrants were exercised by affiliated parties during 2012. As of December 31, 2013, 274,362 were still outstanding.
15. Segment Reporting
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

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
LTL	$558,971	$511,006	$466,823
TL	657,967	476,638	301,279
TMS	154,050	91,558	79,188
Eliminations	(9,578)	(5,848)	(3,663)
Total	1,361,410	1,073,354	843,627
Operating income:
LTL	36,914	35,502	24,325
TL	43,385	30,070	20,040
TMS	14,742	10,534	7,601
Corporate	(9,678)	(7,156)	(5,831)
Total operating income	85,363	68,950	46,135
Interest expense	7,883	8,030	4,335
Income before provision for income taxes	$77,480	$60,920	$41,800
Depreciation and amortization:
LTL	$3,255	$2,422	$1,718
TL	11,143	6,306	2,572
TMS	1,665	771	688
Corporate	248	—	—
Total	$16,311	$9,499	$4,978
Capital expenditures:
LTL	$4,744	$8,213	$4,817
TL	23,128	8,581	4,296
TMS	668	95	992
Corporate	3,006	—	—
Total	$31,546	$16,889	$10,105

	December 31,
	2013	2012	2011
Total assets:
LTL	$576,976	$490,067	$397,372
TL	388,262	339,890	222,264
TMS	162,718	61,076	46,290
Eliminations	(256,076)	(190,225)	(122,208)
Total	$871,880	$700,808	$543,718
16. Subsequent Event
On February 24, 2014, the Company acquired Rich Logistics, a provider of truckload and expedited services based in Little Rock, AR. In addition, the Company acquired Everett Transportation Inc. and certain assets of Keith Everett. The total consideration paid for the acquisition was approximately $48.0 million. The acquisition price was financed with borrowings under the Company’s credit facility discussed in Note 6. Due to the limited amount of time since the acquisition date, the initial purchase accounting is not yet complete.