Form 10-Q
period 2014-03-31
Roadrunner Transportation Systems, Inc.
filed 2014-05-08
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2014, there were outstanding 37,854,079 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,542	$5,438
Accounts receivable, net of allowances of $3,068 and $2,957, respectively	217,311	171,165
Deferred income taxes	1,454	1,847
Prepaid expenses and other current assets	33,548	35,010
Total current assets	261,855	213,460
Property and equipment, net of accumulated depreciation of $34,071 and $30,869, respectively	120,293	96,558
Other assets:
Goodwill	570,483	518,743
Intangible assets, net	52,038	31,363
Other noncurrent assets	11,565	11,756
Total other assets	634,086	561,862
Total assets	$1,016,234	$871,880
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$12,031	$10,938
Accounts payable	76,608	67,141
Accrued expenses and other liabilities	35,045	33,271
Total current liabilities	123,684	111,350
Long-term debt, net of current maturities	299,352	181,702
Other long-term liabilities	78,504	78,463
Total liabilities	501,540	371,515
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 37,854 and 37,564 shares issued and outstanding	379	376
Additional paid-in capital	388,204	384,292
Retained earnings	126,111	115,697
Total stockholders’ investment	514,694	500,365
Total liabilities and stockholders’ investment	$1,016,234	$871,880
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$382,031	$299,380
Operating expenses:
Purchased transportation costs	264,019	206,342
Personnel and related benefits	42,932	34,856
Other operating expenses	50,719	35,690
Depreciation and amortization	4,743	3,355
Acquisition transaction expenses	379	—
Total operating expenses	362,792	280,243
Operating income	19,239	19,137
Interest expense	2,250	1,875
Income before provision for income taxes	16,989	17,262
Provision for income taxes	6,575	6,680
Net income available to common stockholders	$10,414	$10,582
Earnings per share available to common stockholders:
Basic	$0.28	$0.30
Diluted	$0.27	$0.29
Weighted average common stock outstanding:
Basic	37,689	34,990
Diluted	39,183	36,743
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$10,414	$10,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,447	3,996
(Gain) loss on disposal of property and equipment	(40)	69
Share-based compensation	481	254
Provision for bad debts	2,865	89
Excess tax benefit on share-based compensation	(1,031)	—
Deferred tax provision	3,041	633
Changes in:
Accounts receivable	(22,726)	(16,459)
Prepaid expenses and other assets	2,240	3,098
Accounts payable	(2,243)	4,926
Accrued expenses and other liabilities	(5,840)	1,754
Net cash (used in) provided by operating activities	(7,392)	8,942
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(101,057)	(172)
Capital expenditures	(11,183)	(9,389)
Proceeds from sale of buildings and equipment	1,579	320
Net cash used in investing activities	(110,661)	(9,241)
Cash flows from financing activities:
Borrowings under revolving credit facilities	146,744	—
Payments under revolving credit facilities	(25,813)	—
Long-term debt payments	(2,188)	(4,250)
Proceeds from issuance of common stock, net of issuance costs	2,403	8,820
Excess tax benefit on share-based compensation	1,031	—
Reduction of capital lease obligation	(20)	(15)
Net cash provided by financing activities	122,157	4,555
Net increase in cash and cash equivalents	4,104	4,256
Cash and cash equivalents:
Beginning of period	5,438	11,908
End of period	$9,542	$16,164
Supplemental cash flow information:
Cash paid for interest	$1,803	$1,412
Cash paid for income taxes, net	$536	$378
Noncash capital expenditures	$1,018	$—
Noncash contingent earnout	$—	$430
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: less-than-truckload (“LTL”), truckload logistics (“TL”), and transportation management solutions (“TMS”). Within its LTL business, the Company operates 45 LTL service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within its TL business, the Company operates a network of 33 TL service centers, five freight consolidation and inventory management centers, and 28 company dispatch offices and is augmented by 117 independent brokerage agents. The Company operates its TMS business from ten service centers and ten dispatch offices throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service, including domestic and international air and ocean transportation services, to our customers. The Company operates primarily in the United States.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the Company's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
On April 30, 2013, the Company also acquired all of the outstanding stock of Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd. (collectively, "Adrian Carriers") for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $14.2 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The Adrian Carriers purchase agreement calls for contingent consideration in the form of an earnout capped at $6.5 million. The former owners of Adrian Carriers are entitled to receive a payment equal to the amount by which Adrian Carrier's operating income before amortization, as defined in the purchase agreement, exceeds $2.3 million for the years ending April 30, 2014, 2015, 2016, and 2017. Approximately $4.3 million has been included in the TMS purchase price allocation related to this earnout.
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
On September 11, 2013, the Company acquired all of the outstanding membership interests of G.W. Palmer Logistics, LLC ("G.W. Palmer") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $2.5 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The G.W. Palmer purchase agreement calls for contingent consideration in the form of an earnout capped at $2.8 million. The former owners of G.W. Palmer are entitled to receive an initial payment, not to exceed $0.7 million, for achieving operating income before amortization, as defined in the purchase agreement, in excess of $0.9 million for the period from the closing date through December 31, 2013, and a payment equal to the amount by which G.W. Palmer's operating income before amortization exceeds $1.0 million for the years ending December 31, 2014, 2015, 2016, and 2017. No amount was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
On September 18, 2013, the Company acquired substantially all of the assets of YES Trans, Inc. ("YES Trans") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $1.2 million. The acquisition was financed with cash on-hand. The YES Trans purchase agreement calls for contingent consideration in the form of an earnout capped at $1.1 million. YES Trans is entitled to receive a payment equal to the amount by which YES Trans' operating income, as defined in the purchase agreement, exceeds $0.2 million for the years ending December 31, 2014, 2015, 2016, and 2017. No amount was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
On February 24, 2014, the Company acquired all of the outstanding stock of Rich Logistics and Everett Transportation Inc. and certain assets of Keith Everett (collectively, "Rich Logistics") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $47.6 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5.
On March 14, 2014, the Company acquired all of the outstanding stock of Unitrans, Inc. ("Unitrans") for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $53.5 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5.
The acquisitions of Wando Trucking, Adrian Carriers, Marisol, TA Drayage, G.W Palmer, and YES Trans (collectively, "2013 acquisitions") are considered individually immaterial, but material in the aggregate. The acquisitions of Rich Logistics and Unitrans (collectively, "2014 acquisitions") are considered individually immaterial, but material in the aggregate. The following table summarizes, in the aggregate, the allocation of the purchase price paid to the fair value of the net assets for the 2013 and 2014 acquisitions (in thousands):

	2014 Acquisitions	2013 Acquisitions
Accounts receivable	$26,666	$22,666
Other current assets	2,264	922
Property and equipment	17,217	14,392
Goodwill	51,740	78,646
Customer relationship intangible assets	21,657	19,727
Other noncurrent assets	242	12
Accounts payable and other liabilities	(18,729)	(35,717)
Total	$101,057	$100,648
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Goodwill of $2.0 million associated with the asset purchases will be deductible for tax purposes while the remaining goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary for the 2013 acquisitions with respect to deferred taxes and goodwill as final information was not available as of March 31, 2014. Purchase accounting is considered preliminary for the 2014 acquisitions as final information was not available as of March 31, 2014.

The following supplemental unaudited pro forma financial information of the Company for the three months ended March 31, 2013 includes the results of operations for the 2013 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2012 (in thousands):

Three Months Ended March 31,
2013
Revenues	$347,073
Net income	$10,839
From the dates of acquisition through March 31, 2014, the 2014 acquisitions contributed revenues of $20.4 million and net income of $3.5 million. The following supplemental unaudited pro forma financial information of the Company for the three months ended March 31, 2014 and 2013 includes the results of operations for the 2014 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$416,112	$344,636
Net income	$11,049	$11,506
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
3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of July 1. The 2013 impairment test did not result in any impairment losses. There is no goodwill impairment for any of the periods presented in the Company's condensed consolidated financial statements.
The following is a rollforward of goodwill from December 31, 2013 to March 31, 2014 by reportable segment (in thousands):

	LTL	TL	TMS	Total
Goodwill balance as of December 31, 2013	$197,312	$211,413	$110,018	$518,743
Goodwill related to acquisitions	—	13,925	37,815	51,740
Goodwill balance as of March 31, 2014	$197,312	$225,338	$147,833	$570,483
Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$26,189	$(5,767)	$20,422	$17,826	$(5,294)	$12,532
LTL	1,358	(780)	578	1,358	(723)	635
TMS	32,816	(1,778)	31,038	19,522	(1,326)	18,196
Total	$60,363	$(8,325)	$52,038	$38,706	$(7,343)	$31,363

Customer relationships intangible assets are amortized over their estimated five to ten years useful lives. Amortization expense was $1.0 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of March 31, 2014 is as follows (in thousands):

Remainder 2014	$4,555
2015	5,992
2016	5,900
2017	5,779
2018	5,516
2019	5,212
Thereafter	19,084
Total	$52,038
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
The following table presents information, as of March 31, 2014 and December 31, 2013, about the Company’s financial liabilities. Contingent purchase price related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$17,249	$17,249
Total liabilities at fair value	$—	$—	$17,249	$17,249

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$17,054	$17,054
Total liabilities at fair value	$—	$—	$17,054	$17,054
In measuring the fair value of the contingent purchase price liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three months ended March 31, 2014 and 2013 and the year ended December 31, 2013 (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
Balance, beginning of period	$17,054	$20,907	$20,907
Earnouts related to acquisitions	—	430	4,288
Payments of contingent purchase obligations	—	—	(2,407)
Adjustments to contingent purchase obligation	195	276	(5,734)
Balance, end of period	$17,249	$21,613	$17,054

5. Long-Term Debt
Long-term debt as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Senior debt:
Revolving credit facility	$142,946	$22,015
Term loan	168,437	170,625
Total debt	311,383	192,640
Less: Current maturities	(12,031)	(10,938)
Total long-term debt, net of current maturities	$299,352	$181,702
On August 3, 2012, the Company entered into a third amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) and other lenders, which increased the revolving credit facility from $100.0 million to $125.0 million and the term loan from $140.0 million to $170.0 million. On August 9, 2013, the Company entered into a fourth amended and restated credit agreement (the "credit agreement") with U.S. Bank and other lenders, which increased the revolving credit facility to $200.0 million and the term loan to $175.0 million. The credit facility matures on August 9, 2018. Principal on the term loan is due in quarterly installments of $2.2 million per quarter through June 30, 2014. As of September 30, 2014, quarterly principal payments on the term loan increase to $3.3 million through June 30, 2016 and increase to $4.4 million beginning September 30, 2016 through June 30, 2018. Any remaining outstanding balance under the credit agreement is due August 9, 2018. The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy as defined in Note 4. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the three months ended March 31, 2014, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.3%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.3%. The revolving credit facility also provides for the issuance of up to $30.0 million in letters of credit. As of March 31, 2014, the Company had outstanding letters of credit totaling $16.3 million. As of March 31, 2014, total availability under the revolving credit facility was $40.8 million and the average interest rate on the credit agreement was 2.7%.
6. Stockholders’ Investment
Changes in stockholders’ investment for the three months ended March 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$500,365	$392,079
Net income	10,414	10,582
Shared-based compensation	481	254
Issuance of common stock from share based compensation	2,403	8,820
Excess tax benefit on share-based compensation	1,031	—
Other changes	—	492
Ending balance	$514,694	$412,227

7. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period. For the three months ended March 31, 2014 and 2013, diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.
As of March 31, 2014, all stock options and warrants were included in the computation of diluted earnings per share. The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Basic weighted average stock outstanding	37,689	34,990
Effect of dilutive securities
Employee stock options	222	473
Warrants	1,201	1,242
Restricted stock units	71	38
Diluted weighted average stock outstanding	39,183	36,743
8. Income Taxes
The effective income tax rate was 38.7% for both the three months ended March 31, 2014 and 2013. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.
9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $11.4 million as of March 31, 2014.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of March 31, 2014.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  There were no material IC defaults during the three months ended March 31, 2014 and 2013 and payments made by the Company under the guarantees were de minimis. No liability was recorded as of March 31, 2014 or December 31, 2013.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of March 31, 2014 and December 31, 2013, the Company had reserves for estimated uninsured losses of $5.4 million and $5.7 million, respectively.
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay a transaction fee for each acquisition and an annual advisory fee of $0.1 million. No money was paid to HCI for the three months ended March 31, 2014. The Company paid an aggregate of $0.1 million to HCI for the advisory fee and travel expenses during the three months ended March 31, 2013.

12. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also the reportable segments: LTL, TL, and TMS.
These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries, and share-based compensation expense.
The following table reflects certain financial data of the Company’s reportable segments for the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
LTL	$135,001	$132,691
TL	193,885	146,541
TMS	56,626	21,443
Eliminations	(3,481)	(1,295)
Total	382,031	299,380
Operating income:
LTL	6,745	8,978
TL	11,965	9,668
TMS	3,476	2,323
Corporate	(2,947)	(1,832)
Total operating income	19,239	19,137
Interest expense	2,250	1,875
Income before provision for income taxes	$16,989	$17,262
Depreciation and amortization:
LTL	$657	$778
TL	3,182	2,397
TMS	718	163
Corporate	186	17
Total	$4,743	$3,355
Capital expenditures:
LTL	$1,855	$1,450
TL	9,273	7,915
TMS	203	24
Corporate	870	—
Total	$12,201	$9,389

	March 31, 2014	December 31, 2013
Assets:
LTL	$693,775	$576,976
TL	464,708	388,262
TMS	226,816	162,718
Eliminations	(369,065)	(256,076)
	$1,016,234	$871,880

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our results for the year ended December 31, 2013, set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Truckload Logistics. Within our TL business, we arrange the pickup, delivery, freight consolidation, and inventory management of TL freight through our network of 33 TL service centers, five freight consolidation and inventory management centers, 28 company dispatch offices, and 117 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
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
Recent Acquisitions
On February 24, 2014, we acquired all of the outstanding stock of Rich Logistics and Everett Transportation Inc. and certain assets of Keith Everett (collectively, "Rich Logistics") for the purpose of expanding our market presence in the TL segment. Headquartered in Arkansas, Rich Logistics transports product throughout the United States and Mexico utilizing a combination of independent contractors and employee drivers.
On March 14, 2014, we acquired all of the outstanding stock of Unitrans, Inc. ("Unitrans") for the purpose of expanding our market presence in the TMS segment. Headquartered in California, Unitrans is a leading high-quality, non-asset based provider of international logistics solutions. Unitrans offers its customers international ocean and air transportation management, customs house brokerage, and domestic solutions, with a focus on complex cold chain and high value shipments.

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

	Three Months Ended March 31,
	2014		2013
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues
Revenues:
LTL	$135,001	35.3%	$132,691	44.3%
TL	193,885	50.8%	146,541	48.9%
TMS	56,626	14.8%	21,443	7.2%
Eliminations	(3,481)	(0.9)%	(1,295)	(0.4)%
Total	382,031	100.0%	299,380	100.0%
Purchased transportation costs:
LTL	96,829	71.7%	94,878	71.5%
TL	129,910	67.0%	97,509	66.5%
TMS	40,761	72.0%	15,250	71.1%
Eliminations	(3,481)	(0.9)%	(1,295)	(0.4)%
Total	264,019	69.1%	206,342	68.9%
Other operating expenses (1):
LTL	30,770	22.8%	28,057	21.1%
TL	48,828	25.2%	36,967	25.2%
TMS	11,671	20.6%	3,707	17.3%
Corporate	2,761	0.7%	1,815	0.6%
Total	94,030	24.6%	70,546	23.6%
Depreciation and amortization:
LTL	657	0.5%	778	0.6%
TL	3,182	1.6%	2,397	1.6%
TMS	718	1.3%	163	0.8%
Corporate	186	—%	17	(1.3)%
Total	4,743	1.2%	3,355	1.1%
Operating income:
LTL	6,745	5.0%	8,978	6.8%
TL	11,965	6.2%	9,668	6.6%
TMS	3,476	6.1%	2,323	10.8%
Corporate	(2,947)	(0.8)%	(1,832)	(0.6)%
Total	19,239	5.0%	19,137	6.4%
Interest expense	2,250	0.6%	1,875	0.6%
Income before provision for income taxes	16,989	4.4%	17,262	5.8%
Provision for income taxes	6,575	1.7%	6,680	2.2%
Net income available to common stockholders	$10,414	2.7%	$10,582	3.5%

(1)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenues
Consolidated revenues increased by $82.6 million, or 27.6%, to $382.0 million during the first quarter of 2014 from $299.4 million during the first quarter of 2013, the majority of which was attributable to the impact of our 2013 and 2014 acquisitions.
LTL revenues increased by $2.3 million, or 1.7%, to $135.0 million during the first quarter of 2014 from $132.7 million during the first quarter of 2013. This growth was driven by quarter-over-quarter organic LTL tonnage growth of 2.8%, driven by an increase in the number of LTL shipments. Revenue per hundredweight decreased 0.4% quarter-over-quarter primarily due to a drop in average length of haul as a result of our expanded footprint.
TL revenues increased by $47.4 million, or 32.3%, to $193.9 million during the first quarter of 2014 from $146.5 million during the first quarter of 2013. The acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, and Rich Logistics collectively contributed $27.8 million of the revenue increase. The remaining $19.6 million of the revenue increase was driven by load growth due to the expansion of our IC network, as well as the continued increase in the utilization of our broker agent network. TL revenues in the first quarter of 2014 were adversely impacted by the severe weather throughout the first quarter.
TMS revenues increased by $35.2 million, or 164.1%, to $56.6 million during the first quarter of 2014 from $21.4 million during the first quarter of 2013. This growth was primarily driven by our acquisitions of Adrian Carriers, Marisol, and Unitrans.
Purchased Transportation Costs
Purchased transportation costs increased by $57.7 million, or 28.0%, to $264.0 million during the first quarter of 2014 from $206.3 million during the first quarter of 2013.
LTL purchased transportation costs increased by $1.9 million, or 2.1%, to $96.8 million during the first quarter of 2014 from $94.9 million during the first quarter of 2013, and increased as a percentage of LTL revenues to 71.7% during the first quarter of 2014 from 71.5% during the first quarter of 2013. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.26 during the first quarter of 2014 from $1.24 during the first quarter of 2013. Overall, the LTL purchased transportation cost was adversely impacted by the severe weather during the first quarter of 2014.
TL purchased transportation costs increased by $32.4 million, or 33.2%, to $129.9 million during the first quarter of 2014 from $97.5 million during the first quarter of 2013. This increase was the result of our TL acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, and Rich Logistics, which collectively contributed $15.1 million of the increase, and the expansion of our IC network and increased utilization of our broker agent network. TL purchased transportation costs as a percentage of TL revenues increased slightly to 67.0% during the first quarter of 2014 from 66.5% during the first quarter of 2013.
TMS purchased transportation costs increased by $25.5 million, or 167.3%, to $40.8 million during the first quarter of 2014 from $15.3 million during the first quarter of 2013, primarily due to our acquisitions of Adrian Carriers, Marisol, and Unitrans. TMS purchased transportation costs as a percentage of TMS revenues increased to 72.0% during the first quarter of 2014 from 71.1% during the first quarter of 2013, primarily as a result of our acquisitions of Adrian Carriers, Marisol, and Untirans.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $23.5 million, or 33.3%, to $94.0 million during the first quarter of 2014 from $70.5 million during the first quarter of 2013.
Within our LTL business, other operating expenses increased by $2.7 million, or 9.7%, to $30.8 million during the first quarter of 2014 from $28.1 million during the first quarter of 2013. The increase was primarily due to increased insurance and claims expense of $0.8 million over the prior year quarter as well as increased costs at our terminals due to the severe weather during the first quarter of 2014. As a percentage of LTL revenues, other operating expenses increased to 22.8% during the first quarter of 2014 from 21.1% during the first quarter of 2013.
Within our TL business, other operating expenses increased by $11.9 million, or 32.1%, to $48.8 million during the first quarter of 2014 from $37.0 million during the first quarter of 2013, primarily as a result of our acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, and Rich Logistics, which accounted for an aggregate of $8.5 million of the total increase. We also incurred additional insurance and claims expense of $1.4 million and increased costs due to the severe weather during the first quarter of 2014. As a percentage of TL revenues, other operating expenses remained at 25.2% quarter-over-quarter.
Within our TMS business, other operating expenses increased by $8.0 million, or 214.8%, to $11.7 million during the first quarter of 2014 from $3.7 million during the first quarter of 2013, primarily as a result of our acquisitions of Adrian Carriers,

Marisol, and Unitrans. TMS other operating expenses, as a percentage of TMS revenues, increased to 20.6% during the first quarter of 2014 from 17.3% during the first quarter of 2013.
Other operating expenses that were not allocated to our LTL, TL, or TMS businesses increased to $2.8 million during the first quarter of 2014 from $1.8 million during the first quarter of 2013, primarily driven by additions to our corporate wide integrated sales team, IT costs to further develop our IT platforms, and the addition of other key management personnel to execute our overall integrated growth strategy.
Depreciation and Amortization
Depreciation and amortization increased to $4.7 million during the first quarter of 2014 from $3.4 million during the first quarter of 2013, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased amortization of customer relationship intangible assets of $0.4 million incurred in connection with our 2013 acquisitions. Within our LTL business, depreciation and amortization decreased to $0.7 million during the first quarter of 2014 from $0.8 million during the first quarter of 2013. Depreciation and amortization within our TL business increased to $3.2 million during the first quarter of 2014 from $2.4 million during the first quarter of 2013. Within our TMS business, depreciation and amortization increased to $0.7 million during the first quarter of 2014 from $0.2 million during the first quarter of 2013. Depreciation and amortization of $0.1 million was reported at corporate during the first quarter of 2014. There was minimal depreciation and amortization recorded at corporate during the first quarter of 2013.
Operating Income
Operating income was $19.2 million during the first quarter of 2014 compared with $19.1 million during the first quarter of 2013. As a percentage of revenues, operating income decreased to 5.0% during the first quarter of 2014 from 6.4% during the first quarter of 2013.
Within our LTL business, operating income decreased by $2.2 million, or 24.9%, to $6.7 million during the first quarter of 2014 from $9.0 million during the first quarter of 2013. As a percentage of LTL revenues, operating income decreased to 5.0% during the first quarter of 2014 from 6.8% during the first quarter of 2013, primarily as a result of the factors above.
Within our TL business, operating income increased by $2.3 million, or 23.8%, to $12.0 million during the first quarter of 2014 from $9.7 million during the first quarter of 2013. As a percentage of TL revenues, operating income decreased to 6.2% during the first quarter of 2014 from 6.6% during the first quarter of 2013, primarily as a result of the factors above.
Within our TMS business, operating income decreased by $1.2 million, or 49.6%, to $3.5 million during the first quarter of 2014 from $2.3 million during the first quarter of 2013. As a percentage of TMS revenues, operating income decreased to 6.1% during the first quarter of 2014 from 10.8% during the first quarter of 2013, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $2.3 million during the first quarter of 2014 from $1.9 million during the first quarter of 2013, primarily as a result of the increased debt related to our 2013 and 2014 acquisitions, partially offset by decreased debt from the use of proceeds from our August 2013 stock offering.
Income Tax
Income tax provision was $6.6 million during the first quarter of 2014 compared to $6.7 million during the first quarter of 2013. The effective tax rate was 38.7% during both the first quarter of 2014 and the first quarter of 2013. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $10.4 million during the first quarter of 2014 compared to $10.6 million during the first quarter of 2013.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, sales of securities, and equity contributions. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of March 31, 2014, we had $9.5 million in cash and cash equivalents, $40.8 million of availability under our credit facility, and $128.6 million in net working capital. As we continue to execute on our acquisition and growth strategy, additional financing may be necessary within the next 12 months.
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
Our credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the three months ended March 31, 2014, we were in compliance with all covenants contained in the credit agreement. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(7,392)	$8,942
Investing activities	(110,661)	(9,241)
Financing activities	122,157	4,555
Net change in cash and cash equivalents	$4,104	$4,256
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $10.4 million net income and the $7.4 million cash used in operating activities during the three months ended March 31, 2014 was primarily attributable to a $22.7 million increase in our accounts receivable, a $2.2 million decrease in accounts payable, a $5.8 million decrease in accrued expenses, and excess tax benefit on share-based compensation of $1.0 million, which was primarily offset by a $2.2 million decrease in prepaid expenses and other assets, $5.4 million of depreciation and amortization, $2.9 million of provision for bad debt, $0.5 million of share-based compensation, and deferred tax provision of $3.0 million. The overall changes in cash flow from operating activities were impacted by the acquisition growth during the first quarter of 2014.

Cash Flows from Investing Activities
Cash used in investing activities was $110.7 million during the three months ended March 31, 2014, which primarily reflects $101.1 million used for our acquisitions of Rich Logistics and Unitrans, and $11.2 million of capital expenditures used to support our operations. These payments were offset by the proceeds from the sale of equipment of $1.6 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $122.2 million during the three months ended March 31, 2014, which primarily reflects net borrowings of $118.7 million under our credit facility, proceeds from issuance of common stock of $2.4 million from our share-based compensation, and excess tax benefits on share-based compensation of $1.0 million.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2013 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.

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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $200.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $168.4 million as of March 31, 2014, a 1.0% increase in the borrowing rate would increase our annual interest expense by $3.7 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Annual Report form 10-K for the year ended December 31, 2013 in analyzing an investment in our common stock. If any suck risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of the money you paid for our common stock. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: May 8, 2014	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Peter R. Armbruster
Peter R. Armbruster
Vice President – Finance, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)