Form 10-Q
period 2014-06-30
Roadrunner Transportation Systems, Inc.
filed 2014-08-07
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2014, there were outstanding 37,915,126 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,341	$5,438
Accounts receivable, net of allowances of $3,372 and $2,957, respectively	232,648	171,165
Deferred income taxes	1,354	1,847
Prepaid expenses and other current assets	34,974	35,010
Total current assets	277,317	213,460
Property and equipment, net of accumulated depreciation of $38,149 and $30,869, respectively	124,556	96,558
Other assets:
Goodwill	572,555	518,743
Intangible assets, net	50,294	31,363
Other noncurrent assets	11,588	11,756
Total other assets	634,437	561,862
Total assets	$1,036,310	$871,880
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$13,125	$10,938
Accounts payable	81,466	67,141
Accrued expenses and other liabilities	35,254	33,271
Total current liabilities	129,845	111,350
Long-term debt, net of current maturities	297,989	181,702
Other long-term liabilities	77,712	78,463
Total liabilities	505,546	371,515
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 37,908 and 37,564 shares issued and outstanding	379	376
Additional paid-in capital	389,506	384,292
Retained earnings	140,879	115,697
Total stockholders’ investment	530,764	500,365
Total liabilities and stockholders’ investment	$1,036,310	$871,880
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$460,181	$331,908	$842,211	$631,288
Operating expenses:
Purchased transportation costs	315,334	227,922	579,352	434,264
Personnel and related benefits	50,109	36,670	93,041	71,526
Other operating expenses	62,059	38,782	112,778	74,472
Depreciation and amortization	5,726	3,846	10,469	7,201
Acquisition transaction expenses	—	290	379	290
Total operating expenses	433,228	307,510	796,019	587,753
Operating income	26,953	24,398	46,192	43,535
Interest expense	2,859	1,610	5,109	3,485
Income before provision for income taxes	24,094	22,788	41,083	40,050
Provision for income taxes	9,326	8,818	15,901	15,498
Net income available to common stockholders	$14,768	$13,970	$25,182	$24,552
Earnings per share available to common stockholders:
Basic	$0.39	$0.39	$0.67	$0.70
Diluted	$0.38	$0.37	$0.64	$0.66
Weighted average common stock outstanding:
Basic	37,868	35,585	37,779	35,289
Diluted	39,330	37,307	39,254	37,051
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$25,182	$24,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,291	8,197
Gain on disposal of property and equipment	(136)	(506)
Share-based compensation	1,123	704
Provision for bad debts	905	383
Excess tax benefit on share-based compensation	(1,366)	—
Deferred tax provision	3,234	634
Changes in:
Accounts receivable	(36,769)	(26,432)
Prepaid expenses and other assets	615	6,581
Accounts payable	885	5,828
Accrued expenses and other liabilities	(1,460)	(2,341)
Net cash provided by operating activities	3,504	17,600
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(100,810)	(29,769)
Capital expenditures	(20,463)	(18,349)
Proceeds from sale of buildings and equipment	2,843	937
Net cash used in investing activities	(118,430)	(47,181)
Cash flows from financing activities:
Borrowings under revolving credit facilities	184,868	57,040
Payments under revolving credit facilities	(62,019)	(35,040)
Long-term debt payments	(4,375)	(8,500)
Debt issuance cost	108	(114)
Payments of contingent earnouts	(4,804)	(2,407)
Proceeds from issuance of common stock, net of issuance costs	2,727	12,148
Excess tax benefit on share-based compensation	1,366	—
Reduction of capital lease obligation	(42)	(31)
Net cash provided by financing activities	117,829	23,096
Net increase (decrease) in cash and cash equivalents	2,903	(6,485)
Cash and cash equivalents:
Beginning of period	5,438	11,908
End of period	$8,341	$5,423
Supplemental cash flow information:
Cash paid for interest	$4,425	$2,824
Cash paid for income taxes, net	$6,914	$10,182
Noncash capital expenditures	$1,018	$596
Noncash contingent earnout	$—	$5,778
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: truckload logistics (“TL”), less-than-truckload (“LTL”), and transportation management solutions (“TMS”). Within its TL business, the Company operates a network of 34 TL service centers, five freight consolidation and inventory management centers, and 26 company dispatch offices and is augmented by 128 independent brokerage agents. Within its LTL business, the Company operates 45 LTL service centers throughout the United States, complemented by relationships with over 200 delivery agents. Within its TMS business, the Company operates from ten service centers and nine dispatch offices throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service, including domestic and international air and ocean transportation services, to its customers. The Company operates primarily in the United States.
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
Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also its reportable segments: TL, LTL, and TMS.
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
On April 30, 2013, the Company also acquired all of the outstanding stock of Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd. (collectively, "Adrian Carriers") for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $14.2 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The Adrian Carriers purchase agreement calls for contingent consideration in the form of an earnout capped at $6.5 million. The former owners of Adrian Carriers are entitled to receive a payment equal to the amount by which Adrian Carrier's operating income before amortization, as defined in the purchase agreement, exceeds $2.3 million for the years ending April 30, 2014, 2015, 2016, and 2017. Approximately $4.3 million has been included in the TMS purchase price allocation related to this earnout on the opening balance sheet.
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
On February 24, 2014, the Company acquired all of the outstanding stock of Rich Logistics and Everett Transportation Inc. and certain assets of Keith Everett (collectively, "Rich Logistics") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $47.3 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5.
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

	2014 Acquisitions	2013 Acquisitions
Accounts receivable	$26,107	$22,666
Other current assets	2,264	922
Property and equipment	17,217	14,392
Goodwill	53,812	78,646
Customer relationship intangible assets	20,894	19,727
Other noncurrent assets	242	12
Accounts payable and other liabilities	(19,726)	(35,717)
Total	$100,810	$100,648
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Goodwill of $2.0 million associated with the asset purchases will be deductible for tax purposes while the remaining goodwill will not be deductible for tax purposes. Purchase accounting is considered final for 2013 acquisitions of Wando and Adrian. Purchase accounting is considered preliminary for the 2013 acquisitions of Marisol, TA Drayage, G.W. Palmer, and YES Trans with respect to deferred taxes and revenue recognition. Purchase accounting is considered preliminary for the 2014 acquisitions as final information was not available as of June 30, 2014.

From the dates of acquisition through June 30, 2013, the 2013 acquisitions contributed revenues of $7.7 million and net income of $0.8 million for the three and six months ended June 30, 2013. The following supplemental unaudited pro forma financial information of the Company for the three and six months ended June 30, 2013 includes the results of operations for the 2013 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2012 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Revenues	$375,038	$722,111
Net income	$13,885	$24,724
From the dates of acquisition through June 30, 2014, the 2014 acquisitions contributed revenues of $61.7 million for the three months ended June 30, 2014 and $82.0 million for the six months ended June 30, 2014, and contributed net income of $3.1 million for the three months ended June 30, 2014 and $5.1 million for the six months ended June 30, 2014. The following supplemental unaudited pro forma financial information of the Company for the three and six months ended June 30, 2013 and the six months ended June 30, 2014 includes the results of operations for the 2014 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2013 (in thousands). The 2014 acquisitions were completed in the first quarter of 2014; accordingly, the actual and pro forma results for the three months ended June 30, 2014 are the same.

		Six Months Ended June 30,
	2013	2014	2013
Revenues	$384,602	$876,292	$729,239
Net income	$15,183	$25,817	$26,688
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
The following is a rollforward of goodwill from December 31, 2013 to June 30, 2014 by reportable segment (in thousands):

	TL	LTL	TMS	Total
Goodwill balance as of December 31, 2013	$211,413	$197,312	$110,018	$518,743
Goodwill related to acquisitions	15,997	—	37,815	53,812
Goodwill balance as of June 30, 2014	$227,410	$197,312	$147,833	$572,555
Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$25,426	$(6,240)	$19,186	$17,826	$(5,294)	$12,532
LTL	1,358	(837)	521	1,358	(723)	635
TMS	32,815	(2,228)	30,587	19,522	(1,326)	18,196
Total	$59,599	$(9,305)	$50,294	$38,706	$(7,343)	$31,363

Customer relationships intangible assets are amortized over their estimated five to ten years useful lives. Amortization expense was $1.0 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $1.9 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of June 30, 2014 is as follows (in thousands):

Remainder 2014	$2,994
2015	5,916
2016	5,824
2017	5,703
2018	5,439
2019	5,136
Thereafter	19,282
Total	$50,294
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
The following table presents information, as of June 30, 2014 and December 31, 2013, about the Company’s financial liabilities. Contingent purchase price related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$11,726	$11,726
Total liabilities at fair value	$—	$—	$11,726	$11,726

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$17,054	$17,054
Total liabilities at fair value	$—	$—	$17,054	$17,054
In measuring the fair value of the contingent purchase price liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and six months ended June 30, 2014 and 2013 and the year ended December 31, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2014	2013	2013
Balance, beginning of period	$17,249	$21,613	$17,054	$20,907	$20,907
Earnouts related to acquisitions	—	5,348	—	5,778	4,288
Payments of contingent purchase obligations	(4,804)	(2,407)	(4,804)	(2,407)	(2,407)
Adjustments to contingent purchase obligation	(719)	(856)	(524)	(580)	(5,734)
Balance, end of period	$11,726	$23,698	$11,726	$23,698	$17,054

5. Long-Term Debt
Long-term debt as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Senior debt:
Revolving credit facility	$144,864	$22,015
Term loan	166,250	170,625
Total debt	311,114	192,640
Less: Current maturities	(13,125)	(10,938)
Total long-term debt, net of current maturities	$297,989	$181,702
On August 3, 2012, the Company entered into a third amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) and other lenders, which increased the revolving credit facility from $100.0 million to $125.0 million and the term loan from $140.0 million to $170.0 million. On August 9, 2013, the Company entered into a fourth amended and restated credit agreement (the "credit agreement") with U.S. Bank and other lenders, which increased the revolving credit facility to $200.0 million and the term loan to $175.0 million. The credit facility matures on August 9, 2018. Principal on the term loan is due in quarterly installments of $2.2 million per quarter through June 30, 2014. As of September 30, 2014, quarterly principal payments on the term loan increase to $3.3 million through June 30, 2016 and increase to $4.4 million beginning September 30, 2016 through June 30, 2018. Any remaining outstanding balance under the credit agreement is due August 9, 2018. The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy as defined in Note 4. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the three and six months ended June 30, 2014, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.3%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.3%. The revolving credit facility also provides for the issuance of up to $30.0 million in letters of credit. As of June 30, 2014, the Company had outstanding letters of credit totaling $16.0 million. As of June 30, 2014, total availability under the revolving credit facility was $39.1 million and the average interest rate on the credit agreement was 3.4%.
6. Stockholders’ Investment
Changes in stockholders’ investment for the three and six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$514,694	$412,227	$500,365	$392,079
Net income	14,768	13,970	25,182	24,552
Share-based compensation	642	450	1,123	704
Issuance of common stock from share-based compensation	324	3,328	2,727	12,148
Excess tax benefit on share-based compensation	335	—	1,366	—
Other changes	1	(2)	1	490
Ending balance	$530,764	$429,973	$530,764	$429,973

7. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period. For the three and six months ended June 30, 2014 and 2013, diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options, the conversion of warrants, and the delivery of stock underlying restricted stock units using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.
As of June 30, 2014, all stock options, warrants, and restricted stock units were included in the computation of diluted earnings per share. The following table reconciles basic weighted average stock outstanding to diluted weighted average stock outstanding for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average stock outstanding	37,868	35,585	37,779	35,289
Effect of dilutive securities
Employee stock options	180	465	201	477
Warrants (1)	1,238	1,214	1,220	1,245
Restricted stock units	44	43	54	40
Diluted weighted average stock outstanding	39,330	37,307	39,254	37,051
(1) For the six months ended June 30, 2013, the warrants increased by 609 from the amount previously reported to correct an error. Earnings per share available to common stockholders decreased $0.01 as a result of this change.

8. Income Taxes
The effective income tax rate was 38.7% for both the three and six months ended June 30, 2014 and 2013. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.
9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $13.8 million as of June 30, 2014.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of June 30, 2014.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  There were no material IC defaults during the three and six months ended June 30, 2014 and 2013. Payments made by the Company under the guarantees were de minimis for the three and six months ended June 30, 2014 and 2013. No liability was recorded as of June 30, 2014 or December 31, 2013.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of June 30, 2014 and December 31, 2013, the Company had reserves for estimated uninsured losses of $6.3 million and $5.7 million, respectively.
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay transaction fees and an annual advisory fee of $0.1 million. A minimal amount of money was paid to HCI for the three and six months ended June 30, 2014. The Company paid an aggregate of $0.1 million to HCI for the advisory fee and travel expenses during the three and six months ended June 30, 2013.

12. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also the reportable segments: TL, LTL, and TMS.
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

The following table reflects certain financial data of the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
TL	$230,789	$161,235	$424,674	$307,776
LTL	150,162	146,545	285,163	279,236
TMS	81,829	26,967	138,455	48,410
Eliminations	(2,599)	(2,839)	(6,081)	(4,134)
Total	460,181	331,908	842,211	631,288
Operating income:
TL	$16,061	$11,351	$28,026	$21,019
LTL	7,931	11,808	14,676	20,786
TMS	6,089	3,966	9,565	6,289
Corporate	(3,128)	(2,727)	(6,075)	(4,559)
Total operating income	26,953	24,398	46,192	43,535
Interest expense	2,859	1,610	5,109	3,485
Income before provision for income taxes	$24,094	$22,788	$41,083	$40,050
Depreciation and amortization:
TL	$3,602	$2,617	$6,784	$5,014
LTL	962	1,004	1,619	1,782
TMS	749	189	1,467	352
Corporate	413	36	599	53
Total	$5,726	$3,846	$10,469	$7,201
Capital expenditures(1):
TL	$6,608	$8,231	$15,881	$16,180
LTL	702	837	2,557	1,960
TMS	814	28	1,017	52
Corporate	1,156	406	2,026	753
Total	$9,280	$9,502	$21,481	$18,945

(1)
The total capital expenditures for the three and six months ended June 30, 2014 and 2013 includes both the cash and non-cash portions as reflected in the Condensed Consolidated Statements of Cash Flows.

	June 30, 2014	December 31, 2013
Assets:
TL	$466,361	$388,262
LTL	692,863	576,976
TMS	230,845	162,718
Corporate	4,655	—
Eliminations	(358,414)	(256,076)
	$1,036,310	$871,880

13. Subsequent Events
On July 9, 2014, the Company entered into a fifth amended and restated credit agreement with U.S. Bank and other lenders, which increased the revolving credit facility to $350.0 million and the term loan to $200.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $2.5 million through June 30, 2019, with the remaining balance due on July 9, 2019. Borrowings under the amended credit agreement bear interest at either (a) Eurocurrency Rate (as defined in the amended credit agreement), plus an applicable margin in the range of 2.0% to 3.0%, or (b) the Base Rate (as defined in the amended credit agreement), plus an applicable margin in the range of 1.0% to 2.0%.
On July 18, 2014, the Company acquired ISI Acquisition Corp. (which wholly owns Integrated Services, Inc. and ISI Logistics Inc.) and ISI Logistics South, Inc. (collectively, "ISI") for a total purchase price of $13.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed above.

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
Overview
We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including truckload logistics (“TL”), customized and expedited less-than-truckload (“LTL”), transportation management solutions (“TMS”), intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, expedited services, international freight forwarding, customs brokerage, and comprehensive global supply chain solutions. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment (as a percentage of revenues) in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Truckload Logistics. Within our TL business, we arrange the pickup, delivery, freight consolidation, and inventory management of TL freight through our network of 34 TL service centers, five freight consolidation and inventory management centers, 26 company dispatch offices, and 128 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We believe this specialization provides consistent shipping volume year-over-year.
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
We incur costs that are directly related to the transportation of freight, including purchased transportation costs. We also incur indirect costs associated with the transportation of freight that include other operating costs, such as insurance and claims.

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
The pricing environment in the transportation industry also impacts our operating performance. Pricing within our TL business generally has fewer influential factors than pricing within our LTL business, but is typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix. Our LTL pricing is typically measured by billed revenue per hundredweight, which is often referred to as “yield.” Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency and consistency, length of haul, freight density, and customer and geographic mix. Since we offer both LTL and TL shipping as part of our TMS offering, pricing within our TMS segment is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector.
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
On July 18, 2014, we acquired ISI Acquisition Corp. (which wholly owns Integrated Services, Inc. and ISI Logistics Inc.) and ISI Logistics South, Inc. (collectively, "ISI") for the purpose of expanding our presence within the TL segment. Headquartered in Indiana, ISI is a regional logistics provider focused on the warehousing and transportation needs of its customers, primarily in the automotive industry.

Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, TMS, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and TMS business segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and TMS business segments are expressed as a percentage of segment revenues. Corporate and total statement of operations data are expressed as a percentage of consolidated revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
TL	$230,789	50.2%	$161,235	48.6%	$424,674	50.4%	$307,776	48.8%
LTL	150,162	32.6%	146,545	44.2%	285,163	33.9%	279,236	44.2%
TMS	81,829	17.8%	26,967	8.1%	138,455	16.4%	48,410	7.7%
Eliminations	(2,599)	(0.6)%	(2,839)	(0.9)%	(6,081)	(0.7)%	(4,134)	(0.7)%
Total	460,181	100.0%	331,908	100.0%	842,211	100.0%	631,288	100.0%
Purchased transportation costs:
TL	148,687	64.4%	108,969	67.6%	278,597	65.6%	206,478	67.1%
LTL	109,212	72.7%	104,276	71.2%	206,041	72.3%	199,154	71.3%
TMS	60,034	73.4%	17,516	65.0%	100,795	72.8%	32,766	67.7%
Eliminations	(2,599)	(0.6)%	(2,839)	(0.9)%	(6,081)	(0.7)%	(4,134)	(0.7)%
Total	315,334	68.5%	227,922	68.7%	579,352	68.8%	434,264	68.8%
Other operating expenses (1):
TL	62,439	27.1%	38,298	23.8%	111,267	26.2%	75,265	24.5%
LTL	32,057	21.3%	29,457	20.1%	62,827	22.0%	57,514	20.6%
TMS	14,957	18.3%	5,296	19.6%	26,628	19.2%	9,003	18.6%
Corporate	2,715	0.6%	2,691	0.8%	5,476	0.7%	4,506	0.7%
Total	112,168	24.4%	75,742	22.8%	206,198	24.5%	146,288	23.2%
Depreciation and amortization:
TL	3,602	1.6%	2,617	1.6%	6,784	1.6%	5,014	1.6%
LTL	962	0.6%	1,004	0.7%	1,619	0.6%	1,782	0.6%
TMS	749	0.9%	189	0.7%	1,467	1.1%	352	0.7%
Corporate	413	0.1%	36	—%	599	0.1%	53	—%
Total	5,726	1.2%	3,846	1.2%	10,469	1.2%	7,201	1.1%
Operating income:
TL	16,061	7.0%	11,351	7.0%	28,026	6.6%	21,019	6.8%
LTL	7,931	5.3%	11,808	8.1%	14,676	5.1%	20,786	7.4%
TMS	6,089	7.4%	3,966	14.7%	9,565	6.9%	6,289	13.0%
Corporate	(3,128)	(0.7)%	(2,727)	(0.8)%	(6,075)	(0.7)%	(4,559)	(0.7)%
Total	26,953	5.9%	24,398	7.4%	46,192	5.5%	43,535	6.9%
Interest expense	2,859	0.6%	1,610	0.5%	5,109	0.6%	3,485	0.6%
Income before provision for income taxes	24,094	5.2%	22,788	6.9%	41,083	4.9%	40,050	6.3%
Provision for income taxes	9,326	2.0%	8,818	2.7%	15,901	1.9%	15,498	2.5%
Net income available to common stockholders	$14,768	3.2%	$13,970	4.2%	$25,182	3.0%	$24,552	3.9%

(1)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenues
Consolidated revenues increased by $128.3 million, or 38.6%, to $460.2 million during the second quarter of 2014 from $331.9 million during the second quarter of 2013, the majority of which was attributable to the impact of our 2013 and 2014 acquisitions.
TL revenues increased by $69.6 million, or 43.1%, to $230.8 million during the second quarter of 2014 from $161.2 million during the second quarter of 2013. The acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, and Rich Logistics collectively contributed $48.9 million of the revenue increase. The remaining $20.7 million of the revenue increase was driven by load growth due to the expansion of our IC network, as well as the continued increase in the utilization of our broker agent network.
LTL revenues increased by $3.7 million, or 2.5%, to $150.2 million during the second quarter of 2014 from $146.5 million during the second quarter of 2013. This growth was the result of LTL tonnage growth of 0.4% quarter-over-quarter and a 1.1% increase in shipments quarter-over-quarter. Revenue per hundredweight increased 2.8% quarter-over-quarter. Average length of haul decreased 4.0% quarter-over-quarter as a result of our expanded footprint.
TMS revenues increased by $54.8 million, or 203.4%, to $81.8 million during the second quarter of 2014 from $27.0 million during the second quarter of 2013. This growth was primarily driven by our acquisitions of Adrian Carriers, Marisol, and Unitrans.
Purchased Transportation Costs
Purchased transportation costs increased by $87.4 million, or 38.4%, to $315.3 million during the second quarter of 2014 from $227.9 million during the second quarter of 2013.
TL purchased transportation costs increased by $39.7 million, or 36.4%, to $148.7 million during the second quarter of 2014 from $109.0 million during the second quarter of 2013. This increase was the result of our TL acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, and Rich Logistics, which collectively contributed $24.1 million of the increase, as well as the expansion of our IC network and increased utilization of our broker agent network. TL purchased transportation costs as a percentage of TL revenues decreased to 64.4% during the second quarter of 2014 from 67.6% during the second quarter of 2013, primarily as a result of the 2013 and 2014 acquisitions.
LTL purchased transportation costs increased by $4.9 million, or 4.7%, to $109.2 million during the second quarter of 2014 from $104.3 million during the second quarter of 2013, and increased as a percentage of LTL revenues to 72.7% during the second quarter of 2014 from 71.2% during the second quarter of 2013. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.28 during the second quarter of 2014 from $1.23 during the second quarter of 2013. Overall, the LTL purchased transportation cost was impacted by a shift in freight mix resulting in an increase in non-metro delivery zones with higher delivery costs and increased purchase power rates.
TMS purchased transportation costs increased by $42.5 million, or 242.7%, to $60.0 million during the second quarter of 2014 from $17.5 million during the second quarter of 2013, primarily due to our acquisitions of Adrian Carriers, Marisol, and Unitrans. TMS purchased transportation costs as a percentage of TMS revenues increased to 73.4% during the second quarter of 2014 from 65.0% during the second quarter of 2013, primarily as a result of our acquisitions of Adrian Carriers, Marisol, and Unitrans.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $36.5 million, or 48.1%, to $112.2 million during the second quarter of 2014 from $75.7 million during the second quarter of 2013.
Within our TL business, other operating expenses increased by $24.1 million, or 63.0%, to $62.4 million during the second quarter of 2014 from $38.3 million during the second quarter of 2013, primarily as a result of our acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, and Rich Logistics, which accounted for an aggregate of $19.0 million of the total increase. We also incurred additional insurance and claims expense of $1.5 million. As a percentage of TL revenues, other operating expenses increased to 27.1% during the second quarter of 2014 from 23.8% during the second quarter of 2013.
Within our LTL business, other operating expenses increased by $2.6 million, or 8.8%, to $32.1 million during the second quarter of 2014 from $29.5 million during the second quarter of 2013. The increase was primarily due to increased insurance and claims expense of $1.4 million over the prior year quarter. As a percentage of LTL revenues, other operating expenses increased to 21.3% during the second quarter of 2014 from 20.1% during the second quarter of 2013.

Within our TMS business, other operating expenses increased by $9.7 million, or 182.4%, to $15.0 million during the second quarter of 2014 from $5.3 million during the second quarter of 2013, primarily as a result of our acquisitions of Adrian Carriers, Marisol, and Unitrans. TMS other operating expenses, as a percentage of TMS revenues, decreased to 18.3% during the second quarter of 2014 from 19.6% during the second quarter of 2013.
Other operating expenses that were not allocated to our TL, LTL, or TMS businesses was $2.7 million during both the second quarter of 2014 and the second quarter of 2013.
Depreciation and Amortization
Depreciation and amortization increased to $5.7 million during the second quarter of 2014 from $3.8 million during the second quarter of 2013, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased amortization of customer relationship intangible assets of $0.5 million incurred in connection with our 2013 acquisitions. Depreciation and amortization within our TL business increased to $3.6 million during the second quarter of 2014 from $2.6 million during the second quarter of 2013. Within our LTL business, depreciation and amortization was $1.0 million during both the second quarter of 2014 and the second quarter of 2013. Within our TMS business, depreciation and amortization increased to $0.7 million during the second quarter of 2014 from $0.2 million during the second quarter of 2013. Depreciation and amortization of $0.4 million was reported at corporate during the second quarter of 2014. There was minimal depreciation and amortization recorded at corporate during the second quarter of 2013.
Operating Income
Operating income was $27.0 million during the second quarter of 2014 compared with $24.4 million during the second quarter of 2013. As a percentage of revenues, operating income decreased to 5.9% during the second quarter of 2014 from 7.4% during the second quarter of 2013.
Within our TL business, operating income increased by $4.7 million, or 41.5%, to $16.1 million during the second quarter of 2014 from $11.4 million during the second quarter of 2013. As a percentage of TL revenues, operating income remained constant at 7.0% during the second quarter of 2014 and the second quarter of 2013, primarily as a result of the factors above.
Within our LTL business, operating income decreased by $3.9 million, or 32.8%, to $7.9 million during the second quarter of 2014 from $11.8 million during the second quarter of 2013. As a percentage of LTL revenues, operating income decreased to 5.3% during the second quarter of 2014 from 8.1% during the second quarter of 2013, primarily as a result of the factors above.
Within our TMS business, operating income increased by $2.1 million, or 53.5%, to $6.1 million during the second quarter of 2014 from $4.0 million during the second quarter of 2013. As a percentage of TMS revenues, operating income decreased to 7.4% during the second quarter of 2014 from 14.7% during the second quarter of 2013, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $2.9 million during the second quarter of 2014 from $1.6 million during the second quarter of 2013, primarily as a result of the increased debt related to our 2013 and 2014 acquisitions.
Income Tax
Income tax provision was $9.3 million during the second quarter of 2014 compared to $8.8 million during the second quarter of 2013. The effective tax rate was 38.7% during both the second quarter of 2014 and the second quarter of 2013. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $14.8 million during the second quarter of 2014 compared to $14.0 million during the second quarter of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenues
Consolidated revenues increased by $210.9 million, or 33.4%, to $842.2 million during the first half of 2014 from $631.3 million during the first half of 2013, the majority of which was attributable to the impact of our 2013 and 2014 acquisitions.
TL revenues increased by $116.9 million, or 38.0%, to $424.7 million during the first half of 2014 from $307.8 million during the first half of 2013. The acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, and Rich Logistics collectively contributed $76.6 million of the revenue increase. The remaining $40.3 million of the revenue increase was driven by load growth due to the expansion of our IC network, as well as the continued increase in the utilization of our broker agent network.
LTL revenues increased by $6.0 million, or 2.1%, to $285.2 million during the first half of 2014 from $279.2 million during the first half of 2013. This growth was driven by quarter-over-quarter organic LTL tonnage growth of 1.6%, driven by an increase in the number of LTL shipments. Revenue per hundredweight increased 1.2% year-over-year. Average length of haul decreased as a result of our expanded footprint.
TMS revenues increased by $90.1 million, or 186.0%, to $138.5 million during the first half of 2014 from $48.4 million during the first half of 2013. This growth was primarily driven by our acquisitions of Adrian Carriers, Marisol, and Unitrans.
Purchased Transportation Costs
Purchased transportation costs increased by $145.1 million, or 33.4%, to $579.4 million during the first half of 2014 from $434.3 million during the first half of 2013.
TL purchased transportation costs increased by $72.1 million, or 34.9%, to $278.6 million during the first half of 2014 from $206.5 million during the first half of 2013. This increase was the result of our TL acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, and Rich Logistics, which collectively contributed $39.2 million of the increase, and the expansion of our IC network and increased utilization of our broker agent network. TL purchased transportation costs as a percentage of TL revenues decreased to 65.6% during the first half of 2014 from 67.1% during the first half of 2013.
LTL purchased transportation costs increased by $6.8 million, or 3.5%, to $206.0 million during the first half of 2014 from $199.2 million during the first half of 2013, and increased as a percentage of LTL revenues to 72.3% during the first half of 2014 from 71.3% during the first half of 2013. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.27 during the first half of 2014 from $1.24 during the first half of 2013. Overall, the LTL purchased transportation cost was impacted by a shift in freight mix resulting in an increase in non-metro delivery zones with higher delivery costs and increased purchase power rates.
TMS purchased transportation costs increased by $68.0 million, or 207.6%, to $100.8 million during the first half of 2014 from $32.8 million during the first half of 2013, primarily due to our acquisitions of Adrian Carriers, Marisol, and Unitrans. TMS purchased transportation costs as a percentage of TMS revenues increased to 72.8% during the first half of 2014 from 67.7% during the first half of 2013, primarily as a result of our acquisitions of Adrian Carriers, Marisol, and Unitrans.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $59.9 million, or 41.0%, to $206.2 million during the first half of 2014 from $146.3 million during the first half of 2013.
Within our TL business, other operating expenses increased by $36.0 million, or 47.8%, to $111.3 million during the first half of 2014 from $75.3 million during the first half of 2013, primarily as a result of our acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, and Rich Logistics, which accounted for an aggregate of $27.5 million of the total increase. We also incurred additional insurance and claims expense of $3.0 million. As a percentage of TL revenues, other operating expenses was 26.2% during the first half of 2014 compared to 24.5% during the first half of 2013.
Within our LTL business, other operating expenses increased by $5.3 million, or 9.2%, to $62.8 million during the first half of 2014 from $57.5 million during the first half of 2013. The increase was primarily due to increased insurance and claims expense of $2.2 million over the prior year. As a percentage of LTL revenues, other operating expenses increased to 22.0% during the first half of 2014 from 20.6% during the first half of 2013.
Within our TMS business, other operating expenses increased by $17.6 million, or 195.8%, to $26.6 million during the first half of 2014 from $9.0 million during the first half of 2013, primarily as a result of our acquisitions of Adrian Carriers, Marisol, and Unitrans. TMS other operating expenses, as a percentage of TMS revenues, increased to 19.2% during the first half of 2014 from 18.6% during the first half of 2013.
Other operating expenses that were not allocated to our TL, LTL, or TMS businesses increased to $5.5 million during the first half of 2014 from $4.5 million during the first half of 2013, primarily driven by additions to our corporate wide integrated sales team, IT costs to further develop our IT platforms, and the addition of other key management personnel to execute our overall integrated growth strategy.
Depreciation and Amortization
Depreciation and amortization increased to $10.5 million during the first half of 2014 from $7.2 million during the first half of 2013, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased amortization of customer relationship intangible assets of $0.8 million incurred in connection with our 2013 acquisitions. Depreciation and amortization within our TL business increased to $6.8 million during the first half of 2014 from $5.0 million during the first half of 2013. Within our LTL business, depreciation and amortization decreased to $1.6 million during the first half of 2014 from $1.8 million during the first half of 2013. Within our TMS business, depreciation and amortization increased to $1.5 million during the first half of 2014 from $0.4 million during the first half of 2013. Depreciation and amortization of $0.6 million was reported at corporate during the first half of 2014. There was minimal depreciation and amortization recorded at corporate during the first half of 2013.
Operating Income
Operating income was $46.2 million during the first half of 2014 compared with $43.5 million during the first half of 2013. As a percentage of revenues, operating income decreased to 5.5% during the first half of 2014 from 6.9% during the first half of 2013.
Within our TL business, operating income increased by $7.0 million, or 33.3%, to $28.0 million during the first half of 2014 from $21.0 million during the first half of 2013. As a percentage of TL revenues, operating income decreased to 6.6% during the first half of 2014 from 6.8% during the first half of 2013, primarily as a result of the factors above.
Within our LTL business, operating income decreased by $6.1 million, or 29.4%, to $14.7 million during the first half of 2014 from $20.8 million during the first half of 2013. As a percentage of LTL revenues, operating income decreased to 5.1% during the first half of 2014 from 7.4% during the first half of 2013, primarily as a result of the factors above.
Within our TMS business, operating income increased by $3.3 million, or 52.1%, to $9.6 million during the first half of 2014 from $6.3 million during the first half of 2013. As a percentage of TMS revenues, operating income decreased to 6.9% during the first half of 2014 from 13.0% during the first half of 2013, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $5.1 million during the first half of 2014 from $3.5 million during the first half of 2013, primarily as a result of the increased debt related to our 2013 and 2014 acquisitions, partially offset by decreased debt from the use of proceeds from our August 2013 stock offering.
Income Tax
Income tax provision was $15.9 million during the first half of 2014 compared to $15.5 million during the first half of 2013. The effective tax rate was 38.7% during both the first half of 2014 and the first half of 2013. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $25.2 million during the first half of 2014 compared to $24.6 million during the first half of 2013.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, sales of securities, and equity contributions. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of June 30, 2014, we had $8.3 million in cash and cash equivalents, $39.1 million of availability under our credit facility, and $139.1 million in net working capital. As we continue to execute on our acquisition and growth strategy, additional financing may be necessary within the next 12 months.

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
On July 9, 2014, the Company entered into a fifth amended and restated credit agreement with U.S. Bank and other lenders. Our credit facility consists of a $200.0 million term loan and a revolving credit facility up to a maximum aggregate amount of $350.0 million, of which up to $10.0 million may be used for Swing Line Loans (as defined in the credit agreement) and up to $30.0 million may be used for letters of credit. The credit facility matures on July 9, 2019.
Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.0%.
Our credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the three and six months ended June 30, 2014, we were in compliance with all covenants contained in the fourth amended and restated credit agreement. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$3,504	$17,600
Investing activities	(118,430)	(47,181)
Financing activities	117,829	23,096
Net change in cash and cash equivalents	$2,903	$(6,485)
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $25.2 million net income and the $3.5 million cash provided by operating activities during the six months ended June 30, 2014 was primarily attributable to a $36.8 million increase in our accounts receivable, a $1.5 million decrease in accrued expenses, and excess tax benefit on share-based compensation of $1.4 million, which was primarily offset by $11.3 million of depreciation and amortization, deferred tax provision of $3.2 million, $1.1 million of share-based compensation, a $0.9 million increase in accounts payable, $0.9 million of provision for bad debt, and a $0.6 million decrease in prepaid expenses and other assets. The overall changes in cash flow from operating activities were impacted by the acquisition growth during the second quarter of 2014.
Cash Flows from Investing Activities
Cash used in investing activities was $118.4 million during the six months ended June 30, 2014, which primarily reflects $100.8 million used for our acquisitions of Rich Logistics and Unitrans, and $20.5 million of capital expenditures used to support our operations. These payments were offset by the proceeds from the sale of buildings and equipment of $2.8 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $117.8 million during the six months ended June 30, 2014, which primarily reflects net borrowings of $118.5 million under our credit facility, payment of contingent earnouts of $4.8 million, proceeds from the issuance of common stock upon the exercise of stock options of $2.7 million, and excess tax benefits on share-based compensation of $1.4 million.

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
Commodity Risk
In our TL, LTL, and TMS businesses, our primary market risk centers on fluctuations in fuel prices, which can affect our profitability. Diesel fuel prices fluctuate significantly due to economic, political, and other factors beyond our control. Our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to pass along our fuel surcharges.
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $350.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $166.3 million as of June 30, 2014, a 1.0% increase in the borrowing rate would increase our annual interest expense by $5.2 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: August 7, 2014	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Peter R. Armbruster
Peter R. Armbruster
Vice President – Finance, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)