Form 10-Q
period 2014-09-30
Roadrunner Transportation Systems, Inc.
filed 2014-11-06
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2014, there were outstanding 37,925,164 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$12,666	$5,438
Accounts receivable, net of allowances of $3,859 and $2,957, respectively	296,130	171,165
Deferred income taxes	2,332	1,847
Prepaid expenses and other current assets	44,775	35,010
Total current assets	355,903	213,460
Property and equipment, net of accumulated depreciation of $42,721 and $30,869, respectively	141,670	96,558
Other assets:
Goodwill	668,129	518,743
Intangible assets, net	67,131	31,363
Other noncurrent assets	14,568	11,756
Total other assets	749,828	561,862
Total assets	$1,247,401	$871,880
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$10,000	$10,938
Accounts payable	127,110	67,141
Accrued expenses and other liabilities	48,108	33,271
Total current liabilities	185,218	111,350
Long-term debt, net of current maturities	433,581	181,702
Other long-term liabilities	82,735	78,463
Total liabilities	701,534	371,515
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 37,925 and 37,564 shares issued and outstanding	379	376
Additional paid-in capital	390,196	384,292
Retained earnings	155,292	115,697
Total stockholders’ investment	545,867	500,365
Total liabilities and stockholders’ investment	$1,247,401	$871,880
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$498,086	$363,156	$1,340,298	$994,444
Operating expenses:
Purchased transportation costs	347,247	253,158	926,600	687,422
Personnel and related benefits	55,533	39,816	148,574	111,342
Other operating expenses	61,781	41,933	174,559	116,405
Depreciation and amortization	6,319	4,029	16,788	11,230
Acquisition transaction expenses	1,926	561	2,305	851
Total operating expenses	472,806	339,497	1,268,826	927,250
Operating income	25,280	23,659	71,472	67,194
Interest expense	3,827	2,078	8,936	5,563
Income before provision for income taxes	21,453	21,581	62,536	61,631
Provision for income taxes	7,040	8,351	22,941	23,849
Net income available to common stockholders	$14,413	$13,230	$39,595	$37,782
Earnings per share available to common stockholders:
Basic	$0.38	$0.36	$1.05	$1.06
Diluted	$0.37	$0.35	$1.01	$1.01
Weighted average common stock outstanding:
Basic	37,920	36,407	37,827	35,666
Diluted	39,380	38,191	39,268	37,469
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$39,595	$37,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,189	12,864
Gain on disposal of property and equipment	(195)	(473)
Share-based compensation	1,750	1,155
Provision for bad debts	2,268	1,009
Excess tax benefit on share-based compensation	(1,442)	(3,765)
Deferred tax provision	5,229	2,874
Changes in:
Accounts receivable	(55,317)	(26,614)
Prepaid expenses and other assets	(7,238)	5,496
Accounts payable	19,356	754
Accrued expenses and other liabilities	(4,643)	(7,082)
Net cash provided by operating activities	17,552	24,000
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(232,026)	(100,659)
Capital expenditures	(30,556)	(24,379)
Proceeds from sale of buildings and equipment	3,778	1,263
Net cash used in investing activities	(258,804)	(123,775)
Cash flows from financing activities:
Borrowings under revolving credit facilities	341,165	110,827
Payments under revolving credit facilities	(117,099)	(77,826)
Long-term debt borrowings	33,750	22,000
Long-term debt payments	(6,875)	(10,688)
Debt issuance cost	(2,447)	(1,472)
Payments of contingent earnouts	(4,804)	(2,407)
Proceeds from issuance of common stock, net of issuance costs	3,414	52,474
Excess tax benefit on share-based compensation	1,442	3,765
Reduction of capital lease obligation	(66)	(49)
Net cash provided by financing activities	248,480	96,624
Net increase (decrease) in cash and cash equivalents	7,228	(3,151)
Cash and cash equivalents:
Beginning of period	5,438	11,908
End of period	$12,666	$8,757
Supplemental cash flow information:
Cash paid for interest	$7,719	$4,567
Cash paid for income taxes, net	$14,759	$18,951
Noncash contingent earnout	$—	$7,678
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: truckload logistics (“TL”), less-than-truckload (“LTL”), and transportation management solutions (“TMS”). Within its TL business, the Company operates a network of 44 TL service centers, five freight consolidation and inventory management centers, and 25 company dispatch offices and is augmented by 130 independent brokerage agents. Within its LTL business, the Company operates 45 LTL service centers throughout the United States, complemented by relationships with over 180 delivery agents. Within its TMS business, the Company operates from 11 service centers and nine dispatch offices throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service, including domestic and international air and ocean transportation services, to its customers. The Company operates primarily in the United States.
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
On April 30, 2013, the Company also acquired all of the outstanding stock of Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd. (collectively, "Adrian Carriers") for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $14.2 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The Adrian Carriers purchase agreement calls for contingent consideration in the form of an earnout capped at $6.5 million. The former owners of Adrian Carriers are entitled to receive a payment equal to the amount by which Adrian Carriers' operating income before amortization, as defined in the purchase agreement, exceeds $2.3 million for the years ending April 30, 2014, 2015, 2016, and 2017. Approximately $4.3 million was included in the TMS purchase price allocation related to this earnout on the opening balance sheet.
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
On July 18, 2014, the Company acquired all of the outstanding stock of ISI Acquisition Corp. (which wholly owns Integrated Services, Inc. and ISI Logistics Inc.) and ISI Logistics South, Inc. (collectively, "ISI") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $13.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5.
On August 27, 2014, the Company acquired all of the outstanding stock of Active Aero Group Holdings, Inc. ("Active Aero") for the purpose of expanding its presence within the TL segment. Cash consideration paid was $118.3 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5.
The acquisitions of Wando Trucking, Adrian Carriers, Marisol, TA Drayage, G.W Palmer, and YES Trans (collectively, "2013 acquisitions") are considered individually immaterial, but material in the aggregate. The acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero (collectively, "2014 acquisitions") are considered individually immaterial, but material in the aggregate. The following table summarizes the allocation of the purchase price paid to the fair value of the net assets for the 2013 and 2014 acquisitions in the aggregate (in thousands):

	2014 Acquisitions	2013 Acquisitions
Accounts receivable	$67,262	$22,666
Other current assets	6,610	922
Property and equipment	31,151	14,392
Goodwill	149,592	78,646
Customer relationship intangible assets	39,000	19,727
Other noncurrent assets	242	12
Accounts payable and other liabilities	(61,831)	(35,706)
Total	$232,026	$100,659
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Goodwill of $2.0 million associated with the asset purchases will be deductible for tax purposes while the remaining goodwill will not be deductible for tax purposes. Purchase accounting is considered final for the 2013 acquisitions. Purchase accounting is considered preliminary for the 2014 acquisitions as final information was not available as of September 30, 2014.
From the dates of acquisition through September 30, 2013, the 2013 acquisitions contributed revenues of $33.5 million for the three months ended September 30, 2013 and $41.2 million for the nine months ended September 30, 2013, and contributed net income of $1.5 million for the three months ended September 30, 2013 and $2.3 million for the nine months ended September 30, 2013 before the incremental acquisition transaction expenses associated with each acquisition. The following supplemental unaudited pro forma financial information of the Company for the three and nine months ended September 30, 2013 includes the results of operations for the 2013 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2012 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Revenues	$377,327	$1,099,439
Net income	$13,199	$37,923
From the dates of acquisition through September 30, 2014, the 2014 acquisitions contributed revenues of $98.6 million for the three months ended September 30, 2014 and $180.6 million for the nine months ended September 30, 2014, and contributed net income of $5.3 million for the three months ended September 30, 2014 and $10.9 million for the nine months ended September 30, 2014 before the incremental acquisition transaction expenses associated with each acquisition. The following supplemental unaudited pro forma financial information of the Company for the three and nine months ended September 30, 2014 and 2013 includes the results of operations for the 2014 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2013 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$529,169	$469,972	$1,546,672	$1,288,597
Net income	$14,698	$15,509	$44,452	$41,269
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
3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of July 1. The 2014 and 2013 impairment tests did not result in any impairment losses. There is no goodwill impairment for any of the periods presented in the Company's condensed consolidated financial statements.
The following is a rollforward of goodwill from December 31, 2013 to September 30, 2014 by reportable segment (in thousands):

	TL	LTL	TMS	Total
Goodwill balance as of December 31, 2013	$211,413	$197,312	$110,018	$518,743
Adjustments to goodwill for purchase accounting	—	—	(206)	(206)
Goodwill related to acquisitions	110,656	—	38,936	149,592
Goodwill balance as of September 30, 2014	$322,069	$197,312	$148,748	$668,129

Intangible assets consist of customer relationships acquired from business acquisitions. Intangible assets as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$44,826	$(6,902)	$37,924	$17,826	$(5,294)	$12,532
LTL	1,358	(893)	465	1,358	(723)	635
TMS	31,522	(2,780)	28,742	19,522	(1,326)	18,196
Total	$77,706	$(10,575)	$67,131	$38,706	$(7,343)	$31,363
Customer relationships intangible assets are amortized over their estimated five to ten years useful lives. Amortization expense was $1.4 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $3.3 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of September 30, 2014 is as follows (in thousands):

Remainder 2014	$1,943
2015	7,727
2016	7,635
2017	7,514
2018	7,249
2019	6,946
Thereafter	28,117
Total	$67,131
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
The contingent purchase price related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value. The following table presents information, as of September 30, 2014 and December 31, 2013, about the Company’s financial liabilities (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$8,555	$8,555
Total liabilities at fair value	$—	$—	$8,555	$8,555

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$17,054	$17,054
Total liabilities at fair value	$—	$—	$17,054	$17,054
In measuring the fair value of the contingent purchase price liability, the Company used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013 (in thousands):

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2014	2013	2014	2013	2013
Balance, beginning of period	$11,726	$23,698	$17,054	$20,907	$20,907
Earnouts related to acquisitions	—	1,900	—	7,678	4,288
Payments of contingent purchase obligations	—	—	(4,804)	(2,407)	(2,407)
Adjustments to contingent purchase obligations	(3,171)	(3,169)	(3,695)	(3,749)	(5,734)
Balance, end of period	$8,555	$22,429	$8,555	$22,429	$17,054
5. Long-Term Debt
Long-term debt as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Senior debt:
Revolving credit facility	$246,081	$22,015
Term loan	197,500	170,625
Total debt	443,581	192,640
Less: Current maturities	(10,000)	(10,938)
Total long-term debt, net of current maturities	$433,581	$181,702
On August 9, 2013, the Company entered into a fourth amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) and other lenders, which increased the revolving credit facility from $125.0 million to $200.0 million and the term loan from $170.0 million to $175.0 million. On July 9, 2014, the Company entered into a fifth amended and restated credit agreement (the "credit agreement") with U.S. Bank and other lenders, which increased the revolving credit facility to $350.0 million and the term loan to $200.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $2.5 million. The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy as defined in Note 4. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the three and nine months ended September 30, 2014, the Company was in compliance with all covenants contained in the credit agreement. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.0%. The revolving credit facility also provides for the issuance of up to $30.0 million in letters of credit. As of September 30, 2014, the Company had outstanding letters of credit totaling $18.6 million. As of September 30, 2014, total availability under the revolving credit facility was $85.3 million and the average interest rate on the credit agreement was 2.9%.

6. Stockholders’ Investment
Changes in stockholders’ investment for the three and nine months ended September 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance	$530,764	$429,973	$500,365	$392,079
Net income	14,413	13,230	39,595	37,782
Share-based compensation	614	451	1,750	1,155
Issuance of common stock from stock offering	—	38,150	—	46,653
Issuance of common stock from share-based compensation	—	2,176	2,715	6,311
Excess tax benefit on share-based compensation	76	3,765	1,442	3,765
Ending balance	$545,867	$487,745	$545,867	$487,745
7. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2014 and 2013, diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options, the conversion of warrants, and the delivery of stock underlying restricted stock units using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.
As of September 30, 2014, all stock options, warrants, and restricted stock units were included in the computation of diluted earnings per share. The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic weighted average common stock outstanding	37,920	36,407	37,827	35,666
Effect of dilutive securities
Employee stock options	158	424	187	463
Warrants	1,239	1,291	1,226	1,292
Restricted stock units	63	69	28	48
Diluted weighted average common stock outstanding	39,380	38,191	39,268	37,469
8. Income Taxes
The effective income tax rate was 32.8% for the three months ended September 30, 2014 compared to 38.7% for the three months ended September 30, 2013. The effective tax rate was 36.7% for the nine months ended September 30, 2014 compared to 38.7% for the nine months ended September 30, 2013. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.

9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $17.6 million as of September 30, 2014.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of September 30, 2014.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  There were no material IC defaults during the three and nine months ended September 30, 2014 and 2013. Payments made by the Company under the guarantees were de minimis for the three and nine months ended September 30, 2014 and 2013. No liability related to these lease guarantees was recorded as of September 30, 2014 or December 31, 2013.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of September 30, 2014 and December 31, 2013, the Company had reserves for estimated uninsured losses of $5.1 million and $5.7 million, respectively.
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay transaction fees and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.8 million to HCI for services performed in connection with the fifth amended and restated credit agreement, the advisory fee and travel expenses during both the three and nine months ended September 30, 2014. The Company paid an aggregate of $0.1 million and $0.2 million to HCI for the advisory fee and travel expenses during the three and nine months ended September 30, 2013, respectively.
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

The following table reflects certain financial data of the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
TL	$262,865	$170,102	$687,539	$477,878
LTL	151,069	144,190	436,232	423,426
TMS	87,240	50,921	225,695	99,331
Eliminations	(3,088)	(2,057)	(9,168)	(6,191)
Total	498,086	363,156	1,340,298	994,444
Operating income:
TL	$18,474	$10,843	$46,500	$31,862
LTL	5,478	10,907	20,154	31,693
TMS	6,708	4,634	16,273	10,923
Corporate	(5,380)	(2,725)	(11,455)	(7,284)
Total operating income	25,280	23,659	71,472	67,194
Interest expense	3,827	2,078	8,936	5,563
Income before provision for income taxes	$21,453	$21,581	$62,536	$61,631
Depreciation and amortization:
TL	$4,266	$3,057	$11,050	$8,071
LTL	912	614	2,531	2,396
TMS	866	291	2,333	643
Corporate	275	67	874	120
Total	$6,319	$4,029	$16,788	$11,230
Capital expenditures:
TL	$5,299	$3,552	$21,180	$19,136
LTL	2,975	1,651	5,532	3,611
TMS	261	130	1,278	182
Corporate	540	697	2,566	1,450
Total	$9,075	$6,030	$30,556	$24,379

	September 30, 2014	December 31, 2013
Assets:
TL	$655,543	$388,262
LTL	831,717	576,976
TMS	235,762	162,718
Corporate	4,716	—
Eliminations	(480,337)	(256,076)
	$1,247,401	$871,880

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including truckload logistics (“TL”), customized and expedited less-than-truckload (“LTL”), transportation management solutions (“TMS”), intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, on-demand expedited services, international freight forwarding, customs brokerage, and comprehensive global supply chain solutions. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end-market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment (as a percentage of revenues) in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Truckload Logistics. Within our TL business, we arrange the pickup, delivery, freight consolidation, and inventory management of TL freight through our network of 44 TL service centers, five freight consolidation and inventory management centers, 25 company dispatch offices, and 130 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We also offer on-demand expedited services. We believe this specialization provides consistent shipping volume year-over-year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 45 LTL service centers and over 180 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
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

We incur costs that are directly related to the transportation of freight, including purchased transportation costs. We also incur indirect costs associated with the transportation of freight that include other operating costs, such as insurance, claims, and commission expenses. In addition, we incur personnel–related costs and other operating expenses, collectively discussed herein as other operating expenses, essential to administering our operations. We continually monitor all components of our cost structure and establish annual budgets, which are generally used to benchmark costs incurred on a monthly basis.
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
On July 18, 2014, we acquired all of the outstanding stock of ISI Acquisition Corp. (which wholly owns Integrated Services, Inc. and ISI Logistics Inc.) and ISI Logistics South, Inc. (collectively, "ISI") for the purpose of expanding our presence in the TL segment. Headquartered in Indiana, ISI is a regional logistics provider focused on the warehousing and transportation needs of its customers, primarily in the automotive industry.
On August 27, 2014, we acquired all of the outstanding stock of Active Aero Group Holdings, Inc. ("Active Aero") for the purpose of expanding our presence in the TL segment. Headquartered in Michigan, Active Aero is a highly regarded supply-chain solutions provider focused on transportation logistics for customers with sensitive or time-critical freight, primarily in the United States and Mexico. Active Aero is recognized as a leading provider of ground and air expedited services, uniquely supported by its spot bid technology and controlled capacity. Active Aero’s procurement system and multi-modal offering enables it to provide customers with the most advantageous and cost efficient means of meeting their time-critical logistics needs.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
TL	$262,865	52.8%	$170,102	46.8%	$687,539	51.3%	$477,878	48.1%
LTL	151,069	30.3%	144,190	39.7%	436,232	32.5%	423,426	42.6%
TMS	87,240	17.5%	50,921	14.0%	225,695	16.8%	99,331	10.0%
Eliminations	(3,088)	(0.6)%	(2,057)	(0.6)%	(9,168)	(0.7)%	(6,191)	(0.6)%
Total	498,086	100.0%	363,156	100.0%	1,340,298	100.0%	994,444	100.0%
Purchased transportation costs:
TL	173,355	65.9%	115,529	67.9%	451,952	65.7%	322,007	67.4%
LTL	112,756	74.6%	103,112	71.5%	318,797	73.1%	302,266	71.4%
TMS	64,224	73.6%	36,574	71.8%	165,019	73.1%	69,340	69.8%
Eliminations	(3,088)	(0.6)%	(2,057)	(0.6)%	(9,168)	(0.7)%	(6,191)	(0.6)%
Total	347,247	69.7%	253,158	69.7%	926,600	69.1%	687,422	69.1%
Other operating expenses (1):
TL	66,770	25.4%	40,673	23.9%	178,037	25.9%	115,938	24.3%
LTL	31,923	21.1%	29,557	20.5%	94,750	21.7%	87,071	20.6%
TMS	15,442	17.7%	9,422	18.5%	42,070	18.6%	18,425	18.5%
Corporate	5,105	1.0%	2,658	0.7%	10,581	0.8%	7,164	0.7%
Total	119,240	23.9%	82,310	22.7%	325,438	24.3%	228,598	23.0%
Depreciation and amortization:
TL	4,266	1.6%	3,057	1.8%	11,050	1.6%	8,071	1.7%
LTL	912	0.6%	614	0.4%	2,531	0.6%	2,396	0.6%
TMS	866	1.0%	291	0.6%	2,333	1.0%	643	0.6%
Corporate	275	0.1%	67	—%	874	0.1%	120	—%
Total	6,319	1.3%	4,029	1.1%	16,788	1.3%	11,230	1.1%
Operating income:
TL	18,474	7.0%	10,843	6.4%	46,500	6.8%	31,862	6.7%
LTL	5,478	3.6%	10,907	7.6%	20,154	4.6%	31,693	7.5%
TMS	6,708	7.7%	4,634	9.1%	16,273	7.2%	10,923	11.0%
Corporate	(5,380)	(1.1)%	(2,725)	(0.8)%	(11,455)	(0.9)%	(7,284)	(0.7)%
Total	25,280	5.1%	23,659	6.5%	71,472	5.3%	67,194	6.8%
Interest expense	3,827	0.8%	2,078	0.6%	8,936	0.7%	5,563	0.6%
Income before provision for income taxes	21,453	4.3%	21,581	5.9%	62,536	4.7%	61,631	6.2%
Provision for income taxes	7,040	1.4%	8,351	2.3%	22,941	1.7%	23,849	2.4%
Net income available to common stockholders	$14,413	2.9%	$13,230	3.6%	$39,595	3.0%	$37,782	3.8%

(1)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenues
Consolidated revenues increased by $134.9 million, or 37.2%, to $498.1 million during the third quarter of 2014 from $363.2 million during the third quarter of 2013, the majority of which was attributable to the impact of our 2013 and 2014 acquisitions.
TL revenues increased by $92.8 million, or 54.5%, to $262.9 million during the third quarter of 2014 from $170.1 million during the third quarter of 2013. The acquisitions of TA Drayage, G.W. Palmer, YES Trans, Rich Logistics, ISI, and Active Aero collectively contributed $79.7 million of the revenue increase. The remaining $13.1 million of the revenue increase, which represents organic growth of 7.7%, was driven by load growth due to the expansion of our IC network, as well as the continued increase in the utilization of our broker agent network.
LTL revenues increased by $6.9 million, or 4.8%, to $151.1 million during the third quarter of 2014 from $144.2 million during the third quarter of 2013. This growth was primarily the result of LTL tonnage growth of 1.0% quarter-over-quarter and a 2.4% increase in shipments quarter-over-quarter. Revenue per hundredweight increased 2.2% quarter-over-quarter.
TMS revenues increased by $36.3 million, or 71.3%, to $87.2 million during the third quarter of 2014 from $50.9 million during the third quarter of 2013. This growth was primarily driven by our acquisitions of Marisol and Unitrans.
Purchased Transportation Costs
Purchased transportation costs increased by $94.0 million, or 37.2%, to $347.2 million during the third quarter of 2014 from $253.2 million during the third quarter of 2013.
TL purchased transportation costs increased by $57.9 million, or 50.1%, to $173.4 million during the third quarter of 2014 from $115.5 million during the third quarter of 2013. This increase was primarily the result of our TL acquisitions of TA Drayage, G.W. Palmer, YES Trans, Rich Logistics, ISI, and Active Aero, which collectively contributed $47.8 million of the increase, as well as the expansion of our IC network and increased utilization of our broker agent network. TL purchased transportation costs as a percentage of TL revenues decreased to 65.9% during the third quarter of 2014 from 67.9% during the third quarter of 2013, primarily as a result of the 2014 acquisitions.
LTL purchased transportation costs increased by $9.7 million, or 9.4%, to $112.8 million during the third quarter of 2014 from $103.1 million during the third quarter of 2013, and increased as a percentage of LTL revenues to 74.6% during the third quarter of 2014 from 71.5% during the third quarter of 2013, primarily due to the increased purchased power rates. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.29 during the third quarter of 2014 from $1.23 during the third quarter of 2013.
TMS purchased transportation costs increased by $27.6 million, or 75.6%, to $64.2 million during the third quarter of 2014 from $36.6 million during the third quarter of 2013, and increased as a percentage of TMS revenues to 73.6% during the third quarter of 2014 from 71.8% during the third quarter of 2013, primarily as a result of our acquisitions of Marisol and Unitrans.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $36.9 million, or 44.9%, to $119.2 million during the third quarter of 2014 from $82.3 million during the third quarter of 2013.
Within our TL business, other operating expenses increased by $26.1 million, or 64.2%, to $66.8 million during the third quarter of 2014 from $40.7 million during the third quarter of 2013, primarily as a result of our acquisitions of TA Drayage, G.W. Palmer, YES Trans, Rich Logistics, ISI, and Active Aero, which accounted for an aggregate of $23.6 million of the total increase. We also incurred additional commission costs associated with increased revenue as well as increased leased equipment expenses and certain settlement costs over the prior year quarter. These charges were partially offset by a net contingent purchase price adjustment related to re-forecasts of future expectations for certain TL acquisitions with earnout thresholds. As a percentage of TL revenues, other operating expenses increased to 25.4% during the third quarter of 2014 from 23.9% during the third quarter of 2013.
Within our LTL business, other operating expenses increased by $2.3 million, or 8.0%, to $31.9 million during the third quarter of 2014 from $29.6 million during the third quarter of 2013. The increase was primarily due to increased cargo claims expense and lease equipment expenses. As a percentage of LTL revenues, other operating expenses increased to 21.1% during the third quarter of 2014 from 20.5% during the third quarter of 2013.
Within our TMS business, other operating expenses increased by $6.0 million, or 63.9%, to $15.4 million during the third quarter of 2014 from $9.4 million during the third quarter of 2013, primarily as a result of our acquisitions of Marisol and Unitrans.

TMS other operating expenses, as a percentage of TMS revenues, decreased to 17.7% during the third quarter of 2014 from 18.5% during the third quarter of 2013, primarily due to the acquisition of Unitrans.
Other operating expenses that were not allocated to our TL, LTL, or TMS businesses increased to $5.1 million during the third quarter of 2014 from $2.7 million during the third quarter of 2013. This increase was primarily driven by acquisition transaction expenses of $1.9 million during the third quarter of 2014 compared to $0.6 million during the third quarter of 2013, primarily due to the Active Aero acquisition. The remaining increase was primarily due to additional expenses due to our growth and additions to our corporate wide integrated sales team and other key management personnel to execute our overall integrated growth strategy.
Depreciation and Amortization
Depreciation and amortization increased to $6.3 million during the third quarter of 2014 from $4.0 million during the third quarter of 2013, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased amortization of customer relationship intangible assets of $0.8 million incurred in connection with our 2013 acquisitions. Depreciation and amortization within our TL business increased to $4.3 million during the third quarter of 2014 from $3.1 million during the third quarter of 2013. Within our LTL business, depreciation and amortization increased to $0.9 million during the third quarter of 2014 from $0.6 million during the third quarter of 2013. Within our TMS business, depreciation and amortization increased to $0.9 million during the third quarter of 2014 from $0.3 million during the third quarter of 2013. Depreciation and amortization of $0.3 million was reported at corporate during the third quarter of 2014. There was minimal depreciation and amortization recorded at corporate during the third quarter of 2013.
Operating Income
Operating income was $25.3 million during the third quarter of 2014 compared with $23.7 million during the third quarter of 2013. As a percentage of revenues, operating income decreased to 5.1% during the third quarter of 2014 from 6.5% during the third quarter of 2013.
Within our TL business, operating income increased by $7.7 million, or 70.4%, to $18.5 million during the third quarter of 2014 from $10.8 million during the third quarter of 2013. As a percentage of TL revenues, operating income increased to 7.0% during the third quarter of 2014 from 6.4% during the third quarter of 2013, primarily as a result of the factors above.
Within our LTL business, operating income decreased by $5.4 million, or 49.8%, to $5.5 million during the third quarter of 2014 from $10.9 million during the third quarter of 2013. As a percentage of LTL revenues, operating income decreased to 3.6% during the third quarter of 2014 from 7.6% during the third quarter of 2013, primarily as a result of the factors above.
Within our TMS business, operating income increased by $2.1 million, or 44.8%, to $6.7 million during the third quarter of 2014 from $4.6 million during the third quarter of 2013. As a percentage of TMS revenues, operating income decreased to 7.7% during the third quarter of 2014 from 9.1% during the third quarter of 2013, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $3.8 million during the third quarter of 2014 from $2.1 million during the third quarter of 2013, primarily as a result of the increased debt related resulting from our 2013 and 2014 acquisitions.
Income Tax
Income tax provision was $7.0 million during the third quarter of 2014 compared to $8.4 million during the third quarter of 2013. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences. During the third quarter of 2014 net contingent earnout adjustments of $3.3 million related to prior acquisitions within the TL segment reduced our effective tax rate to 32.8% during the third quarter of 2014 from 38.7% during the third quarter of 2013.
Net Income Available to Common Stockholders
Net income available to common stockholders was $14.4 million during the third quarter of 2014 compared to $13.2 million during the third quarter of 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenues
Consolidated revenues increased by $345.9 million, or 34.8%, to $1,340.3 million during the first nine months of 2014 from $994.4 million during the first nine months of 2013, the majority of which was attributable to the impact of our 2013 and 2014 acquisitions.
TL revenues increased by $209.7 million, or 43.9%, to $687.5 million during the first nine months of 2014 from $477.9 million during the first nine months of 2013. The acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, Rich Logistics, ISI, and Active Aero collectively contributed $156.3 million of the revenue increase. The remaining $53.4 million of the revenue increase, which represents organic growth of 11.2%, was driven by load growth due to the expansion of our IC network, as well as the continued increase in the utilization of our broker agent network.
LTL revenues increased by $12.8 million, or 3.0%, to $436.2 million during the first nine months of 2014 from $423.4 million during the first nine months of 2013. This growth was primarily driven by year-over-year organic LTL tonnage growth of 1.4%, driven by an increase in the number of LTL shipments. Revenue per hundredweight increased 1.6% year-over-year.
TMS revenues increased by $126.4 million, or 127.2%, to $225.7 million during the first nine months of 2014 from $99.3 million during the first nine months of 2013. This growth was primarily driven by our acquisitions of Adrian Carriers, Marisol, and Unitrans.
Purchased Transportation Costs
Purchased transportation costs increased by $239.2 million, or 34.8%, to $926.6 million during the first nine months of 2014 from $687.4 million during the first nine months of 2013.
TL purchased transportation costs increased by $130.0 million, or 40.4%, to $452.0 million during the first nine months of 2014 from $322.0 million during the first nine months of 2013. This increase was primarily the result of our TL acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, Rich Logistics, ISI, and Active Aero, which collectively contributed $87.0 million of the increase, as well as the expansion of our IC network and increased utilization of our broker agent network. TL purchased transportation costs as a percentage of TL revenues decreased to 65.7% during the first nine months of 2014 from 67.4% during the first nine months of 2013.
LTL purchased transportation costs increased by $16.5 million, or 5.5%, to $318.8 million during the first nine months of 2014 from $302.3 million during the first nine months of 2013, and increased as a percentage of LTL revenues to 73.1% during the first nine months of 2014 from 71.4% during the first nine months of 2013. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.28 during the first nine months of 2014 from $1.23 during the first nine months of 2013. Overall, the LTL purchased transportation cost was impacted by a shift in freight mix resulting in an increase in non-metro delivery zones with higher delivery costs and increased purchase power rates.
TMS purchased transportation costs increased by $95.7 million, or 138.0%, to $165.0 million during the first nine months of 2014 from $69.3 million during the first nine months of 2013, and increased as a percentage of TMS revenues to 73.1% during the first nine months of 2014 from 69.8% during the first nine months of 2013, primarily due to our acquisitions of Adrian Carriers, Marisol, and Unitrans.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $96.8 million, or 42.4%, to $325.4 million during the first nine months of 2014 from $228.6 million during the first nine months of 2013.
Within our TL business, other operating expenses increased by $62.1 million, or 53.6%, to $178.0 million during the first nine months of 2014 from $115.9 million during the first nine months of 2013, primarily as a result of our acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, YES Trans, Rich Logistics, ISI, and Active Aero, which accounted for an aggregate of $51.1 million of the total increase. We also incurred additional insurance and claims expense, additional leased equipment expenses, and increased commission costs associated with the increase in revenue. These charges were partially offset by a net contingent purchase price adjustment related to re-forecasts of future expectations for certain TL acquisitions with earnout thresholds. As a percentage of TL revenues, other operating expenses was 25.9% during the first nine months of 2014 compared to 24.3% during the first nine months of 2013.
Within our LTL business, other operating expenses increased by $7.7 million, or 8.8%, to $94.8 million during the first nine months of 2014 from $87.1 million during the first nine months of 2013. The increase was primarily due to increased insurance and claims expense, as well as additional lease equipment expenses over the prior year. As a percentage of LTL revenues, other operating expenses increased to 21.7% during the first nine months of 2014 from 20.6% during the first nine months of 2013.
Within our TMS business, other operating expenses increased by $23.7 million, or 128.3%, to $42.1 million during the first nine months of 2014 from $18.4 million during the first nine months of 2013, primarily as a result of our acquisitions of Adrian Carriers, Marisol, and Unitrans. TMS other operating expenses, as a percentage of TMS revenues, increased to 18.6% during the first nine months of 2014 from 18.5% during the first nine months of 2013.
Other operating expenses that were not allocated to our TL, LTL, or TMS businesses increased to $10.6 million during the first nine months of 2014 from $7.2 million during the first nine months of 2013. This increase was primarily driven by acquisition transaction expenses of $2.3 million during the third quarter of 2014 compared to $0.9 million during the third quarter of 2013, primarily due to the Active Aero acquisition. The remaining increase was due to additions to our corporate wide integrated sales team, IT costs to further develop our IT platforms, and the addition of other key management personnel to execute our overall integrated growth strategy.
Depreciation and Amortization
Depreciation and amortization increased to $16.8 million during the first nine months of 2014 from $11.2 million during the first nine months of 2013, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased amortization of customer relationship intangible assets of $1.6 million incurred in connection with our 2013 acquisitions. Depreciation and amortization within our TL business increased to $11.1 million during the first nine months of 2014 from $8.1 million during the first nine months of 2013. Within our LTL business, depreciation and amortization decreased to $2.5 million during the first nine months of 2014 from $2.4 million during the first nine months of 2013. Within our TMS business, depreciation and amortization increased to $2.3 million during the first nine months of 2014 from $0.6 million during the first nine months of 2013. At corporate, depreciation and amortization increased to $0.9 million during the first nine months of 2014 from $0.1 million during the first nine months of 2013.
Operating Income
Operating income was $71.5 million during the first nine months of 2014 compared with $67.2 million during the first nine months of 2013. As a percentage of revenues, operating income decreased to 5.3% during the first nine months of 2014 from 6.8% during the first nine months of 2013.
Within our TL business, operating income increased by $14.6 million, or 45.9%, to $46.5 million during the first nine months of 2014 from $31.9 million during the first nine months of 2013. As a percentage of TL revenues, operating income increased to 6.8% during the first nine months of 2014 from 6.7% during the first nine months of 2013, primarily as a result of the factors above.
Within our LTL business, operating income decreased by $11.5 million, or 36.4%, to $20.2 million during the first nine months of 2014 from $31.7 million during the first nine months of 2013. As a percentage of LTL revenues, operating income decreased to 4.6% during the first nine months of 2014 from 7.5% during the first nine months of 2013, primarily as a result of the factors above.
Within our TMS business, operating income increased by $5.4 million, or 49.0%, to $16.3 million during the first nine months of 2014 from $10.9 million during the first nine months of 2013. As a percentage of TMS revenues, operating income decreased to 7.2% during the first nine months of 2014 from 11.0% during the first nine months of 2013, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $8.9 million during the first nine months of 2014 from $5.6 million during the first nine months of 2013, primarily as a result of the increased debt resulting from our 2013 and 2014 acquisitions.
Income Tax
Income tax provision was $22.9 million during the first nine months of 2014 compared to $23.8 million during the first nine months of 2013. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences. During the first nine months of 2014 net contingent earnout adjustments of $3.9 million related to prior acquisitions within the TL segment reduced our effective tax rate to 36.7% during the first nine months of 2014 from 38.7% during the first nine months of 2013.

Net Income Available to Common Stockholders
Net income available to common stockholders was $39.6 million during the first nine months of 2014 compared to $37.8 million during the first nine months of 2013.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and sales of securities. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of September 30, 2014, we had $12.7 million in cash and cash equivalents, $85.3 million of availability under our credit facility, and $158.0 million in net working capital. As we continue to execute on our acquisition and growth strategy, additional financing may be necessary within the next 12 months.
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
Our credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the three and nine months ended September 30, 2014, we were in compliance with all covenants contained in the credit agreement. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$17,552	$24,000
Investing activities	(258,804)	(123,775)
Financing activities	248,480	96,624
Net change in cash and cash equivalents	$7,228	$(3,151)
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $39.6 million net income and the $17.6 million cash provided by operating activities during the nine months ended September 30, 2014 was primarily attributable to a $55.3 million increase in our accounts receivable, a $7.2 million increase in our prepaid expenses and other assets, a $4.6 million decrease in accrued expenses, excess tax benefit on share-based compensation of $1.4 million, and gain on disposal of buildings and equipment of $0.2 million, which was primarily offset by a $19.4 million increase in accounts payable, $18.2 million of depreciation and amortization, deferred tax provision of $5.2 m illion, $1.8 million of share-based compensation, and $2.3 million of provision for bad debt. The overall changes in cash flow from operating activities were impacted by the acquisition growth during the third quarter of 2014.
Cash Flows from Investing Activities
Cash used in investing activities was $258.8 million during the nine months ended September 30, 2014, which primarily reflects $232.0 million used for our acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero and $30.6 million of capital expenditures used to support our operations. These payments were offset by the proceeds from the sale of buildings and equipment of $3.8 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $248.5 million during the nine months ended September 30, 2014, which primarily reflects net borrowings of $250.9 million under our credit facility, debt issuance costs of $2.4 million associated with the fifth amended and restated credit agreement, payment of contingent earnouts of $4.8 million, proceeds from the issuance of common stock upon the exercise of stock options of $3.4 million, and excess tax benefits on share-based compensation of $1.4 million.
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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $350.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $197.5 million as of September 30, 2014, a 1.0% increase in the borrowing rate would increase our annual interest expense by $5.5 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Annual Report form 10-K for the year ended December 31, 2013 in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of the money you paid for our common stock. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

2.1
Agreement and Plan of Merger, dated as of August 8, 2014, by and among the registrant, Project Falcon Merger Corp., Active Aero Group Holdings, Inc., and Project Laser Holdings, LLC, as the Representative* (1)

10.25
Fifth Amended and Restated Credit Agreement, dated July 9, 2014, among the registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto (2)

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
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 11, 2014.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 14, 2014.
* Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. RRTS agrees to furnish a supplemental copy of any omitted schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: November 6, 2014	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Peter R. Armbruster
Peter R. Armbruster
Vice President – Finance, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)