Form 10-K
period 2014-12-31
Roadrunner Transportation Systems, Inc.
filed 2015-03-02
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $784.7 million based on the closing price of such stock as reported on The New York Stock Exchange on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 26, 2015, there were outstanding 38,031,544 shares of the registrant’s Common Stock, par value $.01 per share.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2014.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our current reasonable expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors including, but not limited to, those described in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Annual Report on Form 10-K or future quarterly reports, press releases or company statements will not be realized. In addition, the inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.
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
Unless otherwise indicated or unless the context requires otherwise, all references in this document to “RRTS,” “our company,” “we,” “us,” “our,” and similar names refer to Roadrunner Transportation Systems, Inc. and, where appropriate, its subsidiaries.
“Roadrunner Transportation Systems,” our logo, and other trade names, trademarks, and service marks of Roadrunner Transportation Systems appearing in this Annual Report on Form 10-K are the property of Roadrunner Transportation Systems. Other trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

PART I

ITEM 1.	BUSINESS
Overview
We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including truckload logistics, customized and expedited less-than-truckload, transportation management solutions, intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, on-demand expedited services, international freight forwarding, customs brokerage, and comprehensive global supply chain solutions. We utilize a broad third-party network of transportation providers, comprised of independent contractors ("ICs") and purchased power providers, to serve a diverse customer base in terms of end market focus and annual freight expenditures. ICs are individuals or small teams that own or lease their own over-the-road transportation equipment and provide us with dedicated freight capacity. Purchased power providers are unrelated asset-based over-the-road transportation companies that provide us with freight capacity under non-exclusive contractual arrangements. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent a large and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment (as a percentage of revenues) in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Truckload Logistics. Within our truckload logistics ("TL") business we arrange the pickup, delivery, freight consolidation and inventory management of TL freight through our network of 47 TL service centers, five freight consolidation and inventory management centers, 26 company dispatch offices, and over 130 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We also offer on-demand expedited services. We believe this specialization provides consistent shipping volume year-over-year.
Less-than-Truckload. Our less-than-truckload ("LTL") business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 44 LTL service centers and over 180 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
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
Our Industry
Over-the-Road Freight
The over-the-road freight sector includes both private fleets and “for-hire” carriers (ICs and purchased power providers). According to the American Trucking Associations ("ATA"), the U.S. freight sector represented revenue of approximately $840.0 billion in 2013 and accounted for approximately 81% of domestic freight transportation spend. The ATA estimates that U.S. freight transportation will increase to over $1.4 trillion by 2025. Private fleets consist of tractors and trailers owned and operated by shippers that move their own goods and, according to the ATA, accounted for revenue of approximately $306 billion in 2013. For-hire carriers transport TL and LTL freight belonging to others and, according to the ATA, accounted for revenue of approximately $376.1 billion in 2013.
TL carriers dedicate an entire trailer to one shipper from origin to destination and are categorized by the type of equipment they use to haul a shipper’s freight, such as temperature-controlled, dry van, tank, or flatbed trailers. According to the ATA, excluding private fleets, revenue in the U.S. TL segment was approximately $321.7 billion in 2013.
LTL carriers specialize in consolidating shipments from multiple shippers into truckload quantities for delivery to multiple destinations. LTL carriers are traditionally divided into two categories — national and regional. National carriers typically focus on two-day or longer service across distances greater than 1,000 miles and often operate without time-definite delivery, while regional carriers typically offer time-definite delivery in less than two days. According to the ATA, the U.S. LTL market generated revenue of approximately $54.4 billion in 2013.
Third-Party Logistics
Third-party logistics ("3PL") providers offer TMS and distribution services including the movement and storage of freight and the assembly of inventory. The U.S. 3PL sector revenue increased from approximately $71 billion in 2002 to approximately $146.4 billion in 2013 (and experienced growth each year during such period other than from 2008 to 2009), according to Armstrong & Associates, Inc., a leading supply chain market research firm. In addition, only 10.6% of logistics expenditures by U.S. businesses were outsourced in 2013, according to Armstrong & Associates. We believe that the market penetration of 3PL providers will expand in the future as companies increasingly redirect their resources to core competencies and outsource their transportation and logistics requirements as they realize the cost-effectiveness of 3PL providers.
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
Agent Network and Sales Personnel.  In our TL business, we arrange the pickup and delivery of freight either through our growing sales force of over 130 dispatchers in 26 offices or through our network of over 130 independent brokerage agents. Brokerage agents complement our network of dispatch offices by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, brokerage agents typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for other costs associated with running their operation. In our LTL business, while many national asset-based LTL providers are encumbered by the fixed overhead costs associated with owning or leasing most or all of their de-consolidation and delivery facilities, we maintain our variable cost structure through the extensive use of delivery agents. We have a network of over 180 third-party LTL delivery agents that provide cost-effective delivery coverage throughout North America. In addition to our agent network, we market and sell our LTL services through a sales force of over 100 people, consisting of account executives, sales managers, inside sales representatives, and commissioned sales representatives. In our TMS business, we have over 90 salespeople and commissioned sales representatives. Additionally, we have a growing integrated solutions team that cross sells all of our services.
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
Our Strategy
Our goal is to be the leading asset-light transportation and logistics service provider in North America. Our strategy includes continuing to:
Gain New Customers. We continue to expand our customer base, and we will continue to pursue increased market share in the TL, LTL, and TMS markets. Our expansive geographic reach, increased with our acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero during 2014, and broad service offering provides us with the ability to add new customers seeking “one-stop” and expedited transportation and logistics solutions. We also believe the pool of potential new customers will grow as the benefits of third-party transportation management solutions continue to be embraced.
Increase Penetration with Existing Customers. With our comprehensive service offering and large global network, we have substantial cross-selling opportunities and the potential to capture a greater share of each customer’s annual transportation and logistics expenditures. We believe that macroeconomic factors will provide us with opportunities to further penetrate existing customers. In 2014, we experienced increased revenue driven by greater shipment volume, change in freight mix, pricing initiatives, and the addition of new customers. We believe that the acquisitions of Rich Logistics, Unitrans, and Active Aero will provide us with more cross-selling opportunities as our customers are increasingly seeking a service provider who can provide complete, full service solutions, including a strong suite of international ocean and air freight management, customs brokerage capabilities, and expedited freight solutions.
Pursue Selective Acquisitions. The transportation and logistics industry is highly fragmented, consisting of many smaller, regional service providers covering particular shipping lanes and providing niche services. We built our TL, LTL, and TMS platforms in part by successfully completing and integrating a number of acquisitions. We intend to continue to pursue acquisitions that, under our asset-light model, will complement our existing suite of services, add new service offerings, and extend our geographic reach. Our LTL delivery agents also present an opportunity for growth via acquisition. If we decide to offer outbound LTL service from a new strategic location, we could potentially acquire one of our delivery agents. With a scalable, asset-light business model, we believe we can execute our acquisition strategy with minimal investment in additional infrastructure and overhead.
Expand Truckload Capacity. TL pricing has gradually escalated over the past few years. This occurred as a result of reduced truckload capacity in the over-the-road freight sector, coupled with increased shipping demand. While this pricing escalation increased revenues in our TL business, it had an adverse impact on linehaul costs in our LTL business. In order to mitigate this impact, we implemented initiatives to expand our truckload capacity, such as increasing and expanding utilization of our ICs on lanes most impacted by rising rates, and expanding the number of purchased power providers in our carrier base. We will continue our efforts to recruit and retain additional ICs and expand our carrier base in order to reduce the impact of potential further tightening of industry truckload capacity. In addition, while we plan to maintain minimum asset intensity, we continue to consider investing in transportation equipment to service select lanes with consistent density if we believe we can achieve an attractive return on investment.
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

Truckload Logistics
We are a leading TL business operation in North America in terms of revenue. We provide a comprehensive range of TL solutions for our customers by leveraging our broad base of third-party carriers who operate temperature-controlled, dry van, and/or flatbed capacity. Although we specialize in the transport of refrigerated foods, poultry, and beverages, we also provide a variety of TL transportation solutions for dry goods ranging from paper products to steel, as well as flatbed service for larger industrial load requirements. Our intermodal capabilities include drayage, which is the transport of freight between ocean ports or rail ramps and shipping docks. Our 2014 acquisitions of Rich Logistics, ISI, and Active Aero expanded our presence in the TL market and expedited service offerings for our customers with time critical transportation needs. Expedited offerings include ground and air services. We arrange the pickup and delivery of TL freight through our 47 TL service centers, five freight consolidation and inventory management centers, 26 company dispatch offices (operated by our employees), or through our network of over 130 independent brokerage agents. Our dispatch offices and brokerage agents are located throughout the United States and Canada, as illustrated on the map below.

Company Dispatchers and Inside Sales. Our 215 company brokers, whom we refer to as dispatchers, not only engage in the routing and selection of our transportation providers, but also supplement our growing internal TL sales force. Inside sales personnel and company dispatchers are responsible for managing existing customer relationships and generating new customer relationships. Because the performance of these individuals is essential to our success, we offer attractive incentive-based compensation packages that we believe keep our dispatchers and sales force motivated, focused, and service-oriented.
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
Independent Brokerage Agents. In addition to our dispatchers, we also maintain a network of independent brokerage agents that have partnered with us for a number of years. Brokerage agents complement our network of dispatch offices by bringing pre-

existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, they typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for their own communications equipment, insurance, and any other costs associated with running their operation. We only invest in the working capital required to execute our quick pay strategy and generally pay a commission to our brokerage agents ranging from 40-70% of the margin we earn on a TL shipment. Similar to our dispatchers, our brokerage agents engage in the routing and selection of transportation providers for our customer base and perform sales and customer service functions on our behalf.
Brokerage Agent Expansion. We believe we offer brokerage agents a very attractive partnership opportunity. We offer access to our reliable network of over 4,300 ICs and employee drivers and broad base of purchased power providers and invest in the working capital required to pay these carriers promptly and assume collection responsibility. We believe this has contributed to our reputation for quality and reliable service, as well as to the consistent growth of our brokerage agent network. As of December 31, 2014, our TL brokerage agent network consisted of over 130 agents. Additionally, 39 of our brokerage agents each generated more than $1 million in revenue in 2014. We believe our increased development efforts and attractive value proposition will allow us to further expand our brokerage agent network and enhance the growth of our TL business.
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
As the “LTL Service Center and Delivery Agent Network” map illustrates, we use over 180 third-party LTL delivery agents to complement our service center footprint and to provide cost-effective full state, national, and North American delivery coverage. Delivery agents also enhance our ability to handle special needs of the final consignee, such as scheduled deliveries and specialized delivery equipment.

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

We believe our model allows us to offer LTL average transit times more comparable to that of deferred air freight service than to standard national LTL service, yet more cost-effective. Key aspects of our LTL service offering include the following:

•
Pickup. In order to stay as close as possible to our customers, we prefer to handle customer pickups whenever cost-effective. We generally pick up freight within 150 miles of one of our service centers, primarily utilizing local ICs. Although we generally do not own the tractors or other powered transportation equipment used to transport our customers’ freight, we own or lease trailers for use in local city pickup and delivery (not for linehaul or our other LTL operations). In 2014, we picked up approximately 77% of our customers’ LTL shipments. The remainder was handled by agents with whom we generally have long-standing relationships.

•
Consolidation at Service Centers. Key to our model is a network of 44 LTL service centers, as illustrated by the map above, that we lease in strategic markets throughout the United States. At these service centers, numerous smaller LTL shipments are unloaded, consolidated into truckload shipments, and loaded onto a linehaul unit scheduled for a destination city. In order to continuously emphasize optimal load building and enhance operating margins, dock managers review every load before it is dispatched from one of our service centers.

•
Linehaul. Linehaul is the longest leg of the LTL shipment process. In dispatching a load, a linehaul coordinator at one of our service centers uses our technology system to optimize cost-efficiency and service by assigning the load to the appropriate third-party transportation provider, either an IC or purchased power. Approximately 49% of our linehaul shipments were handled by over 780 dedicated LTL ICs in 2014. As industry-wide freight capacity tightens, we believe our recruitment and retention efforts will allow us to increase IC utilization in order to maintain service and cost stability.

•
De-consolidation and Delivery. Within our unique model, linehaul shipments are transported to our service centers, delivery agents, or direct to end users without stopping at a break-bulk hub, as is often necessary under the traditional, asset-based hub and spoke LTL model. This generally reduces physical handling and damage claims, and reduces delivery times by one to three days on average. In 2014, we delivered approximately 26% of LTL shipments through our service centers and 74% through our delivery agents.

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

•
Customs Brokerage Services. We provide customs brokerage services to customers importing and exporting goods. We remove the burden on completing potentially complex customs documentation and paperwork and charge our customers a small fee for completing such work. In addition to processing documents for clearance, our knowledgeable staff can assist with customs compliance issues and remote location filing, and provide information on C-TPAT certification.

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
Capacity
We offer scalable capacity and reliable service to our extensive customer base in North America through a diverse third-party network of transportation providers. Our various transportation modes include TL, LTL intermodal, and domestic and international air. No single carrier accounted for more than 3% of our 2014 purchased transportation costs. We ensure that each carrier is properly licensed and we regularly monitor their capacity, reliability, and pricing trends. Enhanced visibility provided by our technology systems allows us to leverage the competitive dynamics within our network to renegotiate freight rates and provide our customers with more cost-effective transportation solutions while enhancing our operating margins.
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
Our network of transportation providers can be divided into the following groups:
Independent Contractors. ICs are a key part of our long-term strategy to maintain service and provide cost stability. As of December 31, 2014, we had over 3,300 ICs, which consisted of approximately 2,800 linehaul, truckload, and intermodal services ICs and approximately 500 local delivery ICs. In selecting our ICs, we adhere to specific screening guidelines in terms of safety records, length of driving experience, and evaluations. In the event of tightening of over-the-road freight capacity, we believe we are well positioned to increase our utilization of ICs as a cost-effective and reliable solution.

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
Employee Drivers. We employ over 1,000 drivers across our businesses.
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
Delivery Agents. For the de-consolidation and delivery stages of our LTL shipment process, our network of 44 LTL service centers is complemented by over 180 third-party delivery agents. The use of delivery agents is also a key part of our long-term strategy to maintain a variable cost and scalable operating model with minimal overhead.
Intermodal Capabilities. We maintain intermodal capability within our TL segment and through relationships with third-party carriers who rent capacity on Class 1 railroads throughout North America. Intermodal transportation rates are typically negotiated between us and the capacity provider on a customer-specific basis.
Flight Operations. We support expedited delivery with over 100 flight operations personnel including pilots, ground crew, and flight coordinators.
Customers
Our goal is to establish long-term customer relationships and achieve year-over-year growth in recurring business by providing reliable, timely, and cost-effective transportation and logistics solutions. While we possess the scale, operational expertise, and capabilities to serve shippers of all sizes, we focus primarily on small to mid-size shippers, which we believe represent a large and underserved market. We serve an extensive customer base within a variety of end markets, with no customer accounting for more than 4% of 2014 revenue and no industry sector accounting for more than 12% of 2014 revenue. Our customer growth was primarily driven by our sales team, current year acquisitions, and a focus on shippers seeking to reduce their exposure to asset-based logistics providers. We believe this reduces our exposure to a decline in shipping demand from any customer and a cyclical downturn within any end market.
Sales and Marketing
In addition to over 130 independent brokerage agents, we currently market and sell our transportation and logistics solutions through 259 sales personnel located throughout the United States and Canada. We are focused on actively expanding our sales force to new geographic markets where we lack a strong presence. Our objective is to leverage our collective, national sales force to sell our full suite of transportation services. We believe this will allow us to capture a greater share of a shipper’s annual transportation and logistics expenditures.
As of December 31, 2014, our sales force can be broken down by primary service offering:

•	Less-than-Truckload. Our LTL sales force of 135 people consists of account executives, sales managers, inside sales representatives, and commissioned sales representatives.

•
Truckload Logistics. We have 215 dispatchers and over 130 independent brokerage agents located throughout the United States and Canada. Additionally, we have a sales force of 24 people consisting of sales managers and inside sales representatives. We believe that this sales structure enables our salespeople to better serve our customers by developing an understanding of local and regional market conditions, as well as the specific transportation and logistics issues facing individual customers. Our dispatchers, brokerage agents, and sales force seek additional business from existing customers and pursue new customers based on this knowledge and an understanding of the value proposition we can provide.

•
Transportation Management Solutions. We have 93 TMS salespeople and commissioned sales representatives. We also utilize our LTL sales force to enhance the market reach and penetration of our TMS offering and to capitalize on the opportunity to cross-sell a broader menu of services to new and existing customers.

•	Corporate. We have an integrated solutions team of seven that cross sells all of our services in addition to the cross selling that is handled by the sales force in each segment.

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
Seasonality
Our operations are subject to seasonal trends that have been common in the North American over-the-road freight sector for many years. Our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September, and December. Typically, this pattern has been the result of factors such as inclement weather, national holidays, customer demand, and economic conditions. In 2013 and 2014, however, the impact of seasonality was less apparent than previous years due to our organic growth and acquisitions.
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
Our TL operation uses a customized technology system to broker our customers’ freight. Our software enhances our ability to track our third-party drivers, tractors, and trailers, which provides customers with visibility into their supply chains. Additionally, our systems allow us to operate as a paperless operation through electronic order entry, resource planning, and dispatch. Our TL operations also utilize spot bid technology to manage expedited customer's logistics needs.
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
Employees
As of December 31, 2014, we employed 4,045 personnel, which included 46 management personnel, 186 sales and marketing personnel, 2,065 operations and other personnel, 1,022 employee drivers, and 726 dock personnel. None of our employees are covered by a collective bargaining agreement and we consider relations with our employees to be good.
Regulation
The federal government has substantially deregulated the provision of ground transportation and logistics services via the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization Act of 1994, and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although states have the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls imposed by the U.S. Department of Transportation ("DOT") and its agencies, such as the Federal Motor Carrier Safety Administration ("FMCSA"). Motor carrier, freight forwarding, and freight brokerage operations are subject to safety, insurance, and bonding requirements prescribed by the DOT and various state agencies. Any air freight business is subject to commercial standards set forth by the International Air Transport Association ("IATA") and federal regulations issued by the Transportation Security Administration ("TSA").
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
As part of our acquisition of Active Aero, we acquired USA Jet Airlines (“USA Jet”), which holds certificates of public convenience and necessity issued by the DOT pursuant to 49 U.S.C. § 41102 and an air carrier certificate granted by the Federal Aviation Administration (“FAA”) pursuant to Part 119 of the federal aviation regulations. The DOT, the FAA, and the U.S. Department of Homeland Security ("DHS"), through the TSA, have regulatory authority over USA Jet’s air transportation services. The Federal Aviation Act of 1958, as amended, is the statutory basis for DOT and the FAA authority and the Aviation and Transportation Security Act of 2001, as amended, is the basis for TSA aviation security authority.
The FAA’s authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, as well as personnel and ground facilities, which may from time to time affect the ability of USA Jet to operate its aircraft in the most efficient manner. The air carrier certificate granted to USA Jet by the FAA remains in effect so long as we meet the safety and operational requirements of the applicable FAA regulations.
The DOT’s authority relates primarily to economic licensing aspects of air transportation. The DOT’s jurisdiction extends to authorized types of operations and aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. USA Jet holds various certificates issued by the DOT, including a domestic certificate authorizing USA Jet to engage in U.S. air transportation and a foreign certificate authorizing international air transportation of property. In addition, USA Jet is subject to non-U.S. government regulation of aviation rights involving non-U.S. jurisdictions, and non-U.S. customs regulation.
The TSA has responsibility for aviation security. The TSA continues to require USA Jet to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations.
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
We are also subject to regulations to combat terrorism that the DHS and other agencies impose.
Our customs brokerage and freight forwarding activities are subject to regulation by the Bureau of Customs and Border Protection ("CBP") and the TSA within the DHS (customs brokerage and security issues), the U.S. Federal Maritime Commission ("FMC") (ocean freight forwarding), and the DOT (air freight forwarding).
Insurance
We insure our ICs against third-party claims for accidents or damaged shipments and we bear the risk of such claims. We maintain insurance for vehicle liability, general liability, and cargo damage claims. We maintain an aggregate of $100.0 million of vehicle liability and general liability insurance. The vehicle liability insurance has a $500,000 deductible. We carry aggregate insurance against the first $1.0 million of cargo claims, with a $100,000 deductible. Because we maintain insurance for our ICs, if our insurance does not cover all or any portion of the claim amount, we may be forced to bear the financial loss. We attempt to mitigate this risk by carefully selecting carriers with quality control procedures and safety ratings.
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
Financial Information About Segments
See Note 15 to the consolidated financial statements in this Annual Report on Form 10-K for financial information about our segments.
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
We employ approximately 1,000 drivers and use the services of thousands of ICs and transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are involved in accidents which may cause injuries and in which goods carried by these drivers are lost or damaged. Such accidents usually result in equipment damage and, unfortunately, can also result in injuries or death. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event of an accident resulting in injuries or contamination. The resulting types and/or amounts of damages may under any of these circumstances be excluded by or exceed the amount of our insurance coverage or the insurance coverage maintained by the contracted carrier. Although most of these drivers are ICs or work for third-party carriers, from time to time claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, workers' compensation claims, or unfavorable resolutions of any such claims could adversely affect our results of operations to the extent claims are not covered by our insurance or such losses exceed our reserves. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability and have an adverse effect on our results of operations. The timing of the incurrence of these costs could also significantly and adversely impact our operating results compared to prior periods.
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
Through our subsidiaries, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, air carrier, indirect air carrier, ocean transportation intermediary, non-vessel operating common carrier, freight forwarder, and ocean freight forwarder. We also are subject to regulations and requirements promulgated by, among others, the DOT, FMCSA, DHS, CBP, TSA, FMC, IATA, and various other international, domestic, state, and local agencies and port authorities. Our failure to maintain our required licenses, or to comply with applicable regulations, could materially and adversely affect our business, results of operations, or financial condition. See the section entitled "Regulation" in Item 1 of this Annual Report on Form 10-K for more information.
In addition, DHS regulations applicable to our customers who import goods into the United States and our contracted ocean carriers may impact our ability to provide and/or receive services with and from these parties. Enforcement measures related to violations of these regulations can slow and/or prevent the delivery of shipments, which may negatively impact our operations.
We incur significant costs to operate our business and monitor our compliance with these laws and regulations. The regulatory requirements governing our operations are subject to change based on new legislation and regulatory initiatives, which could affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. We cannot predict what impact future regulations may have on our business. Compliance with existing, new, or more stringent measures could disrupt or impede the timing of our deliveries and our ability to satisfy the needs of our customers. In addition, we may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. The cost of compliance with existing or future measures could adversely affect our results of operations. Further, we could become subject to liabilities as a result of a failure to comply with applicable regulations.
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
The current operating environment in the over-the-road freight sector resulting from fluctuating fuel costs, industry-specific regulations (such as the CSA and hours-of-service rules and the proposed but not yet finalized changes implemented under Moving Ahead for Progress in the 21st Century (MAP-21)), a shortage of qualified drivers, and other economic factors are causing a tightening of capacity in the sector generally, and in our carrier network specifically, which could have an adverse impact on our ability to execute our business strategy and on our business.
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
We may not successfully manage our growth.
We intend to continue to grow rapidly and substantially, including by expanding our internal resources, making acquisitions, and entering into new markets. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, change in revenue and business models, and entering into new geographic areas.
Our growth will place a significant strain on our management and our operational and financial resources. We will need to continually improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train, and manage our employee base. Our working capital needs will increase substantially as our operations grow. Failure to manage growth effectively, or obtain necessary working capital, could have a material adverse effect on our business, results of operations, financial position, and cash flows.
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
As of December 31, 2014, we had indebtedness of $430.0 million. We may incur additional indebtedness in the future, including any additional borrowings available under our senior credit facility. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

•	reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities, and other purposes;

•
limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•	limiting our ability to borrow additional funds; and

•	increasing our vulnerability to general adverse economic and industry conditions.
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
Additionally, we have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rates on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $350.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $195.0 million as of December 31, 2014, a 1.0% increase in the borrowing rate would increase our annual interest expense by $5.5 million.

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
Fluctuations in the price or availability of fuel and limitations on our ability to collect fuel surcharges may adversely affect our results of operations.
We are subject to risks associated with fuel charges from our ICs, purchased power providers, and aircraft in our LTL and TL businesses. The availability and price of fuel are subject to political, economic, and market factors that are outside of our control.  Fuel prices have fluctuated dramatically over recent years. Over time we have been able to mitigate the impact of the fluctuations through our fuel surcharges which are closely linked to the market price for fuel.  There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to assess our fuel surcharges. At the request of our customers, we have at times temporarily capped the fuel surcharges at a fixed percentage pursuant to contractual arrangements that vary by customer. Currently, a minimal number of our customers have contractual arrangements with varying levels of capped fuel surcharges. If fuel surcharge revenue programs, base freight rate increases, or other cost-recovery mechanisms do not offset our exposure to rising fuel costs, our results of operations could be adversely affected.
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
We rely heavily on information and technology to operate our transportation and business networks, and any disruption to our technology infrastructure or the Internet could harm our operations and our reputation among customers.

Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers.  To keep pace with changing technologies and customer demands in the future, we must correctly interpret and address market trends and enhance the features and functionality of our technology system.  We may be unable to implement the appropriate features and functionality in a timely manner, which could result in decreased demand for our services and a corresponding decrease in revenue.
In addition, we have become increasingly reliant on our technology systems for our operations as well as providing services to our customers.  External and internal risks, such as malware, code anomalies, “Acts of God,” attempts to penetrate our networks, transitional challenges in migrating operating company functionality to a centralized automation platform, data leakage, and human error pose a direct threat to our services and data. Any disruption to the Internet or our complex technology infrastructure, including those impacting our computer systems, could adversely impact our customer service, volumes, and revenues and result in increased costs. These types of adverse impacts could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by us or a trusted third party. While we have invested and continue to invest in technology security initiatives, information technology risk management, and disaster recovery plans, these measures cannot fully insulate us from technology disruptions or data loss and the resulting adverse effect on our operations and financial results. Additionally, the cost and operational consequences of implementing further data or system protection measures could be significant.
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
As of December 31, 2014, we had recorded goodwill of $669.7 million and other intangible assets, net of accumulated amortization, of $79.9 million. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill and other intangible assets are evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill are performed as of July 1, and it was determined that there was no impairment of the recorded balances as of July 1, 2014 and 2013.
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
Changes in our relationships with our significant customers, including the loss or reduction in business from one or more of them, could have an adverse impact on us.
No single customer accounted for more than 4% of our 2014 revenue. We do not believe the loss of any single customer would materially impair our overall financial condition or results of operations; however, collectively, some of these large customers might account for a relatively significant portion of the growth in revenue and margins in a particular quarter or year. Our contractual relationships with customers generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.
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
Investment funds affiliated with HCI Equity Partners, L.L.C. together owned approximately 25.8% of our outstanding common stock as of December 31, 2014. In addition, two of our directors are affiliated with HCI Equity Partners, L.L.C. As a result, these stockholders will have significant influence over the election of our board of directors and our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such a transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders or could limit the price that some investors might be willing to pay in the future for shares of our common stock. The interests of these stockholders may not always coincide with our interests as a company or the interests of our other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.
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
Our corporate, TL, LTL, and TMS headquarters, where senior management resides, is located in Cudahy, Wisconsin, where we lease 28,824 square feet of space under a lease that expires in 2020. The primary functions performed at this location are accounting, treasury, marketing, human resources, linehaul support, claims, safety, and information technology support.
For our TL business, we own three and lease 19 company dispatch offices and lease two cross-dock and drop yard locations throughout the United States and Canada. We own five and lease 42 TL service centers, lease three warehouses, and lease five freight consolidation and inventory management centers throughout the United States. For our LTL business, we lease 26 service centers throughout the United States, each of which is interactively connected. Each service center manages and is responsible for the freight that originates in its service area. The typical service center is configured to perform cross-dock and limited short-term warehouse operations. For our TMS business, we own one and lease ten service centers, lease nine dispatch offices, and lease two storage facilities throughout the United States.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
Our common stock has been trading on the NYSE under the symbol “RRTS” since May 13, 2010. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as quoted on the NYSE.

	High	Low
Fiscal 2014:
First quarter	$29.82	$21.17
Second quarter	$28.82	$23.79
Third quarter	$29.02	$22.72
Fourth quarter	$23.96	$19.57
Fiscal 2013:
First quarter	$23.71	$17.63
Second quarter	$29.52	$21.52
Third quarter	$30.98	$26.38
Fourth quarter	$28.70	$23.84
Fiscal 2012:
First quarter	$18.59	$14.16
Second quarter	$19.06	$15.37
Third quarter	$19.13	$16.00
Fourth quarter	$18.92	$15.00
Stockholders
As of February 26, 2015, there were 54 holders of record of our common stock. On February 26, 2015, the closing price of our common stock as reported on the NYSE was $25.43 per share.
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
Performance Graph
The following line graph compares cumulative total shareholder returns for the period from May 13, 2010 through December 31, 2014 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Transportation Index. The graph assumes an investment of $100 on May 13, 2010, which is the first day on which our stock was listed on the NYSE. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Transportation Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

The performance graph shall not be deemed "soliciting material" or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graph shall not be deemed to be incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

*	$100 invested on May 13, 2010 in stock or April 30, 2010 in index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following presents selected financial data for each fiscal year in the five-year period ended December 31, 2014. As our past operating results are not necessarily indicative of our future operating results, and since the consolidated statement of operations includes the results of operations of our acquired companies since the date of their acquisition, you should read the selected financial data below in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K, including Note 2 thereto.
We have derived the consolidated statements of operations data for the years ended December 31, 2012, 2013, and 2014 and the consolidated balance sheet data as of December 31, 2013 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2010 and 2011 and the consolidated balance sheet data as of December 31, 2010, 2011, and 2012 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$1,872,816	$1,361,410	$1,073,354	$843,627	$632,018
Purchased transportation costs	1,293,006	944,275	753,459	620,343	494,045
Personnel and related benefits	213,079	151,158	119,955	87,178	61,853
Other operating expenses	243,662	163,452	120,718	83,625	41,168
Depreciation and amortization	25,078	16,311	9,499	4,978	3,114
Acquisition transaction expenses	2,305	851	773	1,368	569
Restructuring and IPO related expenses	—	—	—	—	1,500
Operating income	95,686	85,363	68,950	46,135	29,769
Interest on long-term debt	13,363	7,883	7,981	4,135	7,954
Dividends on preferred stock subject to mandatory redemption	—	—	49	200	200
Loss on early extinguishment of debt	—	—	—	—	15,916
Income before provision for income taxes	82,323	77,480	60,920	41,800	5,699
Provision for income taxes	30,349	28,484	23,390	15,929	2,108
Net income	51,974	48,996	37,530	25,871	3,591
Accretion of Series B preferred stock	—	—	—	—	765
Net income available to common stockholders	$51,974	$48,996	$37,530	$25,871	$2,826
Earnings per share available to common stockholders:
Basic	$1.37	$1.36	$1.21	$0.85	$0.11
Diluted	$1.32	$1.29	$1.16	$0.82	$0.11
Weighted average common stock outstanding:
Basic	37,852	36,133	31,040	30,432	25,779
Diluted	39,259	37,913	32,425	31,545	26,777
Consolidated Balance Sheet Data (at end of period):
Total assets	$1,257,820	$871,880	$700,808	$543,718	$348,297
Total debt (including current maturities)	430,000	192,640	161,500	136,500	20,500
Series A preferred stock subject to mandatory redemption	—	—	—	5,000	5,000
Total stockholders’ investment	558,775	500,365	392,079	295,953	265,689
Other Data:
EBITDA(1)	$120,764	$101,674	$78,449	$51,113	$16,967
Net capital expenditures (2)	38,026	26,425	16,379	9,240	2,236
Working capital — current assets less current liabilities (end of period)	179,894	102,110	64,097	42,845	42,383
Net cash provided by operating activities	40,630	36,123	36,723	33,164	2,110
Net cash used in investing activities	(268,844)	(127,073)	(103,607)	(140,530)	(1,080)
Net cash provided by (used in) financing activities	234,121	84,480	75,477	109,685	(2,210)

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
The following is a reconciliation of EBITDA from net income:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net income	$51,974	$48,996	$37,530	$25,871	$3,591
Plus: Provision for income taxes	30,349	28,484	23,390	15,929	2,108
Plus: Total interest expense	13,363	7,883	8,030	4,335	8,154
Plus: Depreciation and amortization	25,078	16,311	9,499	4,978	3,114
EBITDA	$120,764	$101,674	$78,449	$51,113	$16,967
The following expenses have not been added to net income in the calculation of EBITDA above:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Loss on early extinguishment of debt	$—	$—	$—	$—	$15,916
Restructuring and IPO related expenses	—	—	—	—	1,500
Acquisition transaction expenses	2,305	851	773	1,368	569

(2)	Net capital expenditures is comprised of the following:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Capital expenditures	44,977	31,546	15,140	10,105	2,500
Plus: Capital expenditures (non-cash)	—	—	1,749	—	—
Less: Proceeds from sale of buildings and equipment	6,951	5,121	510	865	264
Net Capital Expenditures	38,026	26,425	16,379	9,240	2,236

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This financial review presents our operating results for each of our three most recent fiscal years and our financial condition as of December 31, 2014. You should read the following discussion and analysis in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. “Risk Factors.”
Overview
We are a leading asset-light transportation and logistics service provider offering a full suite of solutions, including truckload logistics, customized and expedited less-than-truckload, transportation management solutions, intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, on-demand expedited services, international freight forwarding, customs brokerage, and comprehensive global supply chain solutions. We utilize a broad third-party network of transportation providers, comprised of ICs and purchased power providers, to serve a diverse customer base in terms of end-market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent a large and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment (as a percentage of revenues) in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Truckload Logistics. Within our TL business, we arrange the pickup, delivery, and freight consolidation and inventory management of TL freight through our network of 47 TL service centers, five freight consolidation and inventory management centers, 26 company dispatch offices, and over 130 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We also offer on-demand expedited services. We believe this specialization provides consistent shipping volume year-over-year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 44 LTL service centers and over 180 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
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
Recent Acquisitions
On February 24, 2014, we acquired all of the outstanding stock of Rich Logistics and Everett Transportation Inc. and certain assets of Keith Everett (collectively, "Rich Logistics") for the purpose of expanding our market presence in the TL segment. Headquartered in Arkansas, Rich Logistics transports product throughout the United States and Mexico utilizing a combination of ICs and employee drivers.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Application of the accounting policies described below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The following is a brief discussion of our critical accounting policies and estimates.
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. We have four reporting units for our three operating segments. We have one reporting unit for our LTL segment, two reporting units for our TL segment, and one reporting unit for our TMS segment as this is the lowest level for which discrete financial information is prepared and regularly reviewed by segment management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of our impairment test, the fair value of our reporting units are calculated based upon an average of an income fair value approach and market fair value approach. Based on the tests performed in 2014, we concluded that the fair value for each reporting unit was in excess of the respective reporting unit’s carrying value, and therefore no impairment adjustments were required.
Other intangible assets recorded consists primarily of definite-lived customer lists. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable.
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
TMS revenue is recorded when the shipment has been delivered by a third-party carrier. Fees for services revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, our obligation to fulfill a transaction is complete and collection of revenue is reasonably assured. We offer volume discounts to certain customers. Revenue is reduced as discounts are earned. In some instances, we perform multiple services. Typically separate fees are quoted and recognized as revenue when services are rendered. Occasionally, customers request an all-inclusive "door-to-door" fee for a set of services and revenue is allocated to the elements and recognized as each service is completed.
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

	Year Ended December 31,
	2014		2013		2012
	(Dollars in thousands)
Revenues:
TL	999,077	53.4%	657,967	48.3%	476,638	44.4%
LTL	577,175	30.8%	558,971	41.1%	511,006	47.6%
TMS	311,362	16.6%	154,050	11.3%	91,558	8.5%
Eliminations	(14,798)	(0.8)%	(9,578)	(0.7)%	(5,848)	(0.5)%
Total	1,872,816	100.0%	1,361,410	100.0%	1,073,354	100.0%
Purchased transportation costs:
TL	656,925	65.8%	444,830	67.6%	320,214	67.2%
LTL	421,556	73.0%	400,299	71.6%	373,723	73.1%
TMS	229,323	73.7%	108,724	70.6%	65,370	71.4%
Eliminations	(14,798)	(0.8)%	(9,578)	(0.7)%	(5,848)	(0.5)%
Total	1,293,006	69.0%	944,275	69.4%	753,459	70.2%
Other operating expenses (1):
TL	259,078	25.9%	158,609	24.1%	120,048	25.2%
LTL	129,351	22.4%	118,503	21.2%	99,359	19.4%
TMS	56,383	18.1%	28,919	18.8%	14,883	16.3%
Corporate	14,234	0.8%	9,430	0.7%	7,156	0.7%
Total	459,046	24.5%	315,461	23.2%	241,446	22.5%
Depreciation and amortization:
TL	16,888	1.7%	11,143	1.7%	6,306	1.3%
LTL	3,287	0.6%	3,255	0.6%	2,422	0.5%
TMS	3,732	1.2%	1,665	1.1%	771	0.8%
Corporate	1,171	0.1%	248	—%	—	—%
Total	25,078	1.3%	16,311	1.2%	9,499	0.9%
Operating income:
TL	66,186	6.6%	43,385	6.6%	30,070	6.3%
LTL	22,981	4.0%	36,914	6.6%	35,502	6.9%
TMS	21,924	7.0%	14,742	9.6%	10,534	11.5%
Corporate	(15,405)	(0.8)%	(9,678)	(0.7)%	(7,156)	(0.7)%
Total	95,686	5.1%	85,363	6.3%	68,950	6.4%
Total interest expense	13,363	0.7%	7,883	0.6%	8,030	0.7%
Income before provision for income taxes	82,323	4.4%	77,480	5.7%	60,920	5.7%
Provision for income taxes	30,349	1.6%	28,484	2.1%	23,390	2.2%
Net income available to common stockholders	$51,974	2.8%	$48,996	3.6%	$37,530	3.5%
(1) Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Consolidated revenues increased by $511.4 million, or 37.6%, to $1,872.8 million in 2014 from $1,361.4 million in 2013. Revenues increased 31.8% due to the impact of acquisitions and 5.8% due to the growth of our existing operations.
TL revenues increased by $341.1 million, or 51.8%, to $999.1 million in 2014 from $658.0 million in 2013. The 2013 acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, and YES Trans and the 2014 acquisitions of Rich Logistics, ISI, and Active Aero contributed $281.6 million of the revenue increase. The remaining $59.5 million of the revenue increase was driven by load growth due to the expansion of our IC network, as well as the continued increase in the utilization of our TL brokerage agent network.
LTL revenues increased by $18.2 million, or 3.3%, to $577.2 million in 2014 from $559.0 million in 2013. This reflected year-over-year organic LTL tonnage growth of 1.0%, driven by a 2.2% increase in the number of LTL shipments. These increases were slightly offset by a 1.2% decline in weight per shipment. Revenue per hundredweight, excluding fuel surcharges, increased 3.1% year-over-year.
TMS revenues increased by $157.3 million, or 102.1%, to $311.4 million in 2014 from $154.1 million in 2013. This growth was primarily driven by the 2013 acquisitions of Adrian Carriers and Marisol and the 2014 acquisition of Unitrans.
Purchased Transportation Costs
Purchased transportation costs increased by $348.7 million, or 36.9%, to $1,293.0 million in 2014 from $944.3 million in 2013. Purchased transportation costs as a percent of revenue decreased to 69.0% in 2014 from 69.4% in 2013.
TL purchased transportation costs increased by $212.1 million, or 47.7%, to $656.9 million in 2014 from $444.8 million in 2013, primarily as a result of our 2013 and 2014 TL acquisitions, which contributed $165.5 million of the increase. The remaining increase was due to expansion of our IC network and increased utilization of our TL brokerage agent network. TL purchased transportation costs as a percentage of TL revenues decreased to 65.8% in 2014 from 67.6% in 2013.
LTL purchased transportation costs increased by $21.3 million, or 5.3%, to $421.6 million in 2014 from $400.3 million in 2013, and increased as a percentage of LTL revenues to 73.0% in 2014 from 71.6% in 2013. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.28 in 2014 from $1.24 in 2013. Overall, the LTL purchased transportation cost was impacted by a shift in freight mix resulting in an increase in non-metro delivery zones with higher delivery costs and increased purchase power rates. We have implemented extensive operational and pricing initiatives, which resulted in an increase in LTL net revenues by over 300 basis points in December compared to October and November.
TMS purchased transportation costs increased by $120.6 million, or 110.9%, to $229.3 million in 2014 from $108.7 million in 2013, and increased as a percentage of TMS revenues to 73.7% in 2014 from 70.6% in 2013. The increase was primarily due to the 2013 acquisitions of Adrian Carriers and Marisol and the 2014 acquisition of Unitrans.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our consolidated statements of operations, increased by $143.5 million, or 45.5%, to $459.0 million in 2014 from $315.5 million in 2013.
Within our TL business, other operating expenses increased by $100.5 million, or 63.3%, to $259.1 million in 2014 from $158.6 million in 2013, primarily as a result of our 2013 and 2014 TL acquisitions, which accounted for an aggregate of $84.8 million of the total increase. Additionally, we incurred additional insurance and claims expenses, leased equipment expenses, and commission costs associated with the increase in revenue. These expenses were offset by increased net contingent purchase price adjustments of $1.7 million year-over-year related to re-forecasts of future expectations for certain TL acquisitions with earnout thresholds. As a percentage of TL revenues, other operating expenses increased to 25.9% in 2014 from 24.1% in 2013.
Within our LTL business, other operating expenses increased by $10.8 million, or 9.2%, to $129.4 million in 2014 from $118.5 million in 2013, primarily as a result of increased insurance and claims expenses, as well as additional leased equipment expenses. Additionally, the 2013 LTL operating expenses were reduced by net contingent purchase price adjustments of $3.2 million. As a percentage of LTL revenues, other operating expenses increased to 22.4% in 2014 from 21.2% in 2013.
Within our TMS business, other operating expenses increased by $27.5 million, or 95.0%, to $56.4 million in 2014 from $28.9 million in 2013, primarily as a result of the 2013 acquisitions of Adrian Carriers and Marisol and the 2014 acquisition of Unitrans. As a percentage of TMS revenues, other operating expenses decreased to 18.1% in 2014 from 18.8% in 2013.

Other operating expenses that were not allocated to our TL, LTL, or TMS businesses increased to $14.2 million in 2014 from $9.4 million in 2013, primarily due to additions to our corporate wide integrated sales team, IT costs to further develop our IT platforms, and the addition of key management personnel to execute our overall integrated growth strategy. Additionally, acquisition transaction expenses increased to $2.3 million in 2014 from $0.9 million in 2013, primarily due to the Active Aero acquisition.
Depreciation and Amortization
Depreciation and amortization increased to $25.1 million in 2014 from $16.3 million in 2013, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased amortization of customer relationship intangibles assets of $2.8 million in connection with our 2013 and 2014 acquisitions. Depreciation and amortization within our TL business increased to $16.9 million in 2014 from $11.1 million in 2013. Within our LTL business, depreciation and amortization was $3.3 million in both 2014 and 2013. Within our TMS business, depreciation and amortization increased to $3.7 million in 2014 from $1.7 million in 2013. Depreciation and amortization not allocated to our TL, LTL, or TMS businesses increased to $1.2 million from 2014 and $0.2 million in 2013.
Operating Income
Operating income increased by $10.3 million, or 12.1%, to $95.7 million in 2014 from $85.4 million in 2013. As a percentage of revenues, operating income decreased to 5.1% in 2014 from 6.3% in 2013.
Within our TL business, operating income increased by $22.8 million, or 52.6%, to $66.2 million in 2014 from $43.4 million in 2013. Operating income as a percentage of TL revenues remained consistent at 6.6% in 2014 and 2013, primarily as a result of the factors above.
Within our LTL business, operating income decreased by $13.9 million, or 37.7%, to $23.0 million in 2014 from $36.9 million in 2013, and also decreased as a percentage of LTL revenues to 4.0% in 2014 from 6.6% in 2013, primarily as a result of the factors above.
Within our TMS business, operating income increased by $7.2 million, or 48.7%, to $21.9 million in 2014 from $14.7 million in 2013, and decreased as a percentage of TMS revenues to 7.0% in 2014 from 9.6% in 2013, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $13.4 million in 2014 from $7.9 million in 2013, primarily as a result of increased debt resulting from our 2013 and 2014 acquisitions.
Income Tax
Income tax provision was $30.3 million in 2014 compared with $28.5 million in 2013. The effective tax rate was 36.9% in 2014 compared to 36.8% in 2013. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $52.0 million in 2014 compared with $49.0 million in 2013.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues
Consolidated revenues increased by $288.0 million, or 26.8%, to $1,361.4 million in 2013 from $1,073.4 million in 2012, more than three-quarters of which was attributable to the impact of acquisitions.
TL revenues increased by $181.4 million, or 38.0%, to $658.0 million in 2013 from $476.6 million in 2012. This growth was primarily driven by the acquisitions of D&E, CTW, R&M, Central Cal, A&A, and DCT and the 2013 acquisitions of Wando Trucking, TA Drayage, G.W. Palmer, and YES Trans, which collectively contributed $141.0 million of the revenue increase. The remaining $40.4 million of the revenue increase was driven by load growth due to the expansion of our IC network, as well as the continued increase in the utilization of our TL brokerage agent network.
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
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our consolidated statements of operations, increased by $74.1 million, or 30.7%, to $315.5 million in 2013 from $241.4 million in 2012.
Within our TL business, other operating expenses increased by $38.6 million, or 32.1%, to $158.6 million in 2013 from $120.0 million in 2012, primarily due to the 2012 and 2013 TL acquisitions, which incrementally contributed $38.2 million of the total increase and increased insurance costs by approximately $3.6 million. These increases were offset by $3.1 million of contingent purchase price adjustments related to quarterly fair value adjustments for all TL acquisitions with earnout thresholds. As a percentage of TL revenues, other operating expenses decreased to 24.1% in 2013 from 25.2% in 2012, primarily due to the expansion of our IC network to cover load growth and increased revenues. Costs associated with the IC network are included in purchased transportation costs.
Within our LTL business, other operating expenses increased by $19.1 million, or 19.3%, to $118.5 million in 2013 from $99.4 million in 2012, primarily as a result of the incremental costs associated with the 15.0% increase in shipment count, costs associated with the opening of 11 new terminals, increased insurance costs of approximately $4.5 million, and our 2012 acquisition of EFS, which contributed $7.0 million of the total increase. These additional costs were partially offset by $3.2 million of contingent purchase price adjustments related to quarterly fair value adjustments. As a percentage of LTL revenues, other operating expenses increased to 21.2% in 2013 from 19.4% in 2012, primarily due to the factors noted above and the inclusion of employee drivers of EFS and owned equipment expense being included in other operating expenses.
Within our TMS business, other operating expenses increased by $14.0 million, or 94.3% to $28.9 million in 2013 from $14.9 million in 2012, primarily as a result of the acquisition of Adrian Carriers and Marisol. As a percentage of TMS revenues, other operating expenses increased to 18.8% in 2013 from 16.3% in 2012, primarily as a result of the acquisitions of Adrian Carriers and Marisol.
Other operating expenses that were not allocated to our TL, LTL, or TMS businesses increased to $9.4 million in 2013 from $7.2 million in 2012, primarily driven by an increase in personnel and related benefits.
Depreciation and Amortization
Depreciation and amortization increased to $16.3 million in 2013 from $9.5 million in 2012, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased customer relationship intangibles acquired with our 2012 and 2013 acquisitions. Depreciation and amortization within our TL business increased to $11.1 million in 2013 from $6.3 million in 2012. Within our LTL business, depreciation and amortization increased to $3.3 million in 2013 from $2.4 million in 2012. Within our TMS business, depreciation and amortization was $1.7 million in 2013 and $0.8 million in 2012. Depreciation and amortization not allocated to our TL, LTL, or TMS businesses was $0.2 million in 2013.

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
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and sales of securities. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of December 31, 2014, we had $11.3 million in cash and cash equivalents, $96.3 million of availability under our revolving credit facility, and $168.5 million in net working capital. As we continue to execute on our acquisition and growth strategy, additional financing may be necessary within the next 12 months.
Although we can provide no assurances, amounts available under our revolving credit facility, net cash provided by operating activities, and available cash and cash equivalents should be adequate to finance working capital and planned capital expenditures for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing as we continue to execute our business strategy.
Our credit facility consists of a $200.0 million term loan and a revolving credit facility up to a maximum aggregate amount of $350.0 million, of which $10.0 million may be used for swing line loans (as defined in the credit agreement) and up to $30.0 million may be used for letters of credit. The credit facility matures on July 9, 2019.
Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.0%. In 2014, the weighted average interest rate on our credit facility was 2.9%.
Our credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the year ended December 31, 2014, we were in compliance with the financial covenants contained in the credit agreement. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.

Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$40,630	$36,123	$36,723
Investing activities	(268,844)	(127,073)	(103,607)
Financing activities	234,121	84,480	75,477
Net change in cash and cash equivalents	$5,907	$(6,470)	$8,593
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred interest, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $52.0 million net income and the $40.6 million cash provided by operating activities during 2014 was primarily attributable to a $44.5 million increase in our accounts receivable, a $12.4 million decrease in accrued expenses and other liabilities, a $5.2 million increase in prepaid expenses and other assets, excess tax benefit on share-based compensation of $1.4 million, and gains on the disposal of equipment of $0.1 million, which was primarily offset by $27.1 million of depreciation and amortization, a $10.9 million increase in accounts payable, deferred income taxes of $7.5 million, provision for bad debt of $4.5 million, and $2.3 million of share-based compensation. The overall changes in cash flow from operating activities were impacted by both the organic and acquisition growth in 2014.
Cash Flows from Investing Activities
Cash used in investing activities was $268.8 million during 2014, which reflects $230.8 million used for our 2014 acquisitions and $45.0 million of capital expenditures used to support our operations. These payments were offset by the proceeds from the sale of equipment of $7.0 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $234.1 million during 2014, which primarily reflects net borrowings of $237.4 million under our credit facility, debt issuance costs of $2.5 million associated with the fifth amended and restated credit agreement, payment of contingent earnouts of $4.8 million, proceeds from the issuance of common stock of $2.7 million, and excess tax benefits on share-based compensation of $1.4 million.

Quarterly Results of Operations
The following table presents unaudited consolidated statement of operations data for each of the four quarters ended December 31, 2014 and 2013. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2014:
Total revenues	$382,031	$460,181	$498,086	$532,518
Net revenues (total revenues less purchased transportation costs)	118,012	144,847	150,839	166,112
Income before income taxes	16,989	24,094	21,453	19,787
Net income available to common stockholders	10,414	14,768	14,413	12,379
Earnings per share:
Basic	$0.28	$0.39	$0.38	$0.33
Diluted	$0.27	$0.38	$0.37	$0.32
2013:
Total revenues	$299,380	$331,908	$363,156	$366,967
Net revenues (total revenues less purchased transportation costs)	93,038	103,986	109,998	110,113
Income before income taxes	17,262	22,788	21,581	15,849
Net income available to common stockholders	10,582	13,970	13,230	11,214
Earnings per share:
Basic	$0.30	$0.39	$0.36	$0.30
Diluted	$0.29	$0.37	$0.35	$0.29
Contractual Obligations and Commercial Commitments
The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2014 (in thousands):

	Payments Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$430,000	$10,000	$30,000	$390,000	$—
Interest expense	59,242	12,472	37,416	9,354	—
Capital leases	1,674	285	906	320	163
Operating leases	130,459	37,896	55,382	28,165	9,016
Total	$621,375	$60,653	$123,704	$427,839	$9,179

(1)
The contingent earnout payments resulting from the acquisitions, which are included in other long-term liabilities, are not included in the above schedule due to the uncertainty of final payouts as well as the timing of those payments.

Off-Balance Sheet Arrangements
We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; engage in leasing, hedging, or research and development services; or have other relationships that expose us to liability that is not reflected in the financial statements. However, as of December 31, 2014, we had outstanding letters of credit totaling $18.7 million. Additionally, we provide a guarantee for a portion of the value of certain IC leased tractors.

Seasonality
Our operations are subject to seasonal trends that have been common in the North American over-the-road freight sector for many years. Our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September, and December. Typically, this pattern has been the result of factors such as inclement weather, national holidays, customer demand, and economic conditions. In 2013 and 2014, however, the impact of seasonality was less apparent than previous years due to our organic growth and acquisitions.
Effects of Inflation
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results as inflationary increases in fuel and labor costs have generally been offset through fuel surcharges and price increases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
In our LTL, TL, and TMS businesses, our primary market risk centers on fluctuations in fuel prices, which can affect our profitability. Fuel prices fluctuate significantly due to economic, political, and other factors beyond our control. Our ICs and purchased power providers pass along the cost of fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to pass along our fuel surcharges.
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rates on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $350.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $195.0 million as of December 31, 2014, a 1.0% increase in the borrowing rate would increase our annual interest expense by $5.5 million. We do not use derivative financial instruments for hedging or speculative trading purposes and are not engaged in any interest rate swap agreements.

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
Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by the SEC guidance, we excluded from our assessment the internal control over financial reporting at the following subsidiaries, which were acquired in 2014: Rich Logistics; Unitrans; ISI; and Active Aero. These acquisitions, in the aggregate, constituted 45.7% and 27.4% of net and total assets, respectively, and 17.7% and 37.9% of revenues and net income, respectively, included in our consolidated financial statements as of and for the year ended December 31, 2014. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
(2) Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Exhibit

2.1
Agreement and Plan of Merger, dated as of August 8, 2014, by and among the Registrant, Project Falcon Merger Corp., Active Aero Group Holdings, Inc. and Project Laser Holdings, LLC, as the Representative (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Second Amended and Restated Bylaws (2)

4.1	Second Amended and Restated Stockholders’ Agreement, dated as of March 14, 2007, by and among the Registrant and the stockholders named therein (3)

10.10*	Employment Letter Agreement, by and between the Registrant and Mark A. DiBlasi(4)

10.11*	Employment Letter Agreement, by and between the Registrant and Peter R. Armbruster(4)

10.12*	Employment Letter Agreement, by and between the Registrant and Brian J. van Helden(5)

10.14*	2010 Incentive Compensation Plan (2)

10.15*	Form of Indemnification Agreement (2)

10.16	Agreement and Plan of Merger, dated as of May 7, 2010, by and among the Registrant; GTS Transportation Logistics, Inc.; and Group Transportation Services Holdings, Inc. (2)

10.17	Amended and Restated Advisory Agreement, dated September 12, 2011, by and between the Registrant and HCI Equity Management, L.P.(6)

10.20*	Form of Restricted Stock Unit Agreement(7)

10.21	Agreement and Plan of Merger, dated as of August 23, 2011, by and among the Registrant; Prime Acquisition Corp., Prime Logistics Corp., and the other parties named therein(8)

10.25
Fifth Amended and Restated Credit Agreement, dated July 9, 2014, among the registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto (9)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed with the SEC on August 11, 2014.

(2)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on May 7, 2010.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on September 11, 2008.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on March 4, 2010.

(5)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on April 5, 2010.

(6)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2011.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2011.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 26, 2011.

(9)	Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on July 14, 2014.

*	Indicates management contract or compensation plan or agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer

Date: March 2, 2015

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

Signature	Title	Date

/s/ Mark A. DiBlasi	President, Chief Executive Officer	March 2, 2015
Mark A. DiBlasi	(Principal Executive Officer), and Director

/s/ Peter R. Armbruster	Vice President — Finance, Chief Financial Officer,	March 2, 2015
Peter R. Armbruster	Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Scott D. Rued	Chairman of the Board	March 2, 2015
Scott D. Rued

/s/ Christopher L. Doerr	Director	March 2, 2015
Christopher L. Doerr

/s/ John G. Kennedy, III	Director	March 2, 2015
John G. Kennedy, III

/s/ James D. Staley	Director	March 2, 2015
James D. Staley

/s/ William S. Urkiel	Director	March 2, 2015
William S. Urkiel

/s/ Chad M. Utrup	Director	March 2, 2015
Chad M. Utrup

/s/ Judith A. Vijums	Director	March 2, 2015
Judith A. Vijums

INDEX TO FINANCIAL STATEMENTS
ROADRUNNER TRANSPORTATION SYSTEMS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Roadrunner Transportation Systems, Inc. and subsidiaries
Cudahy, Wisconsin

We have audited the accompanying consolidated balance sheets of Roadrunner Transportation Systems, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roadrunner Transportation Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

Minneapolis, Minnesota
March 2, 2015

To the Board of Directors and Stockholders of
Roadrunner Transportation Systems, Inc. and subsidiaries
Cudahy, Wisconsin
We have audited the internal control over financial reporting of Roadrunner Transportation Systems, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the following subsidiaries which were acquired in 2014: Rich Logistics and Everett Transportation Inc. and certain assets of Keith Everett; Unitrans; Inc.; ISI Acquisition Corp.; and Active Aero Group Holdings, Inc. These acquisitions, in the aggregate, constituted 45.7% and 27.4% of net and total assets, respectively, and 17.7% and 37.9% of revenues and net income, respectively, included in the consolidated financial statements as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at these subsidiaries. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.
Minneapolis, Minnesota
March 2, 2015

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,345	$5,438
Accounts receivable, net of allowances of $4,209 and $2,957, respectively	284,379	171,165
Deferred income taxes	8,607	1,847
Prepaid expenses and other current assets	46,658	35,010
Total current assets	350,989	213,460
Property and equipment, net of accumulated depreciation of $47,629 and $30,869, respectively	146,850	96,558
Other assets:
Goodwill	669,652	518,743
Intangible assets, net	79,878	31,363
Other noncurrent assets	10,451	11,756
Total other assets	759,981	561,862
Total assets	$1,257,820	$871,880
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$10,000	$10,938
Accounts payable	118,743	67,141
Accrued expenses and other liabilities	42,352	33,271
Total current liabilities	171,095	111,350
Long-term debt, net of current maturities	420,000	181,702
Other long-term liabilities	107,950	78,463
Total liabilities	699,045	371,515
Commitments and Contingencies (Note 13)
Stockholders' investment:
Common stock $.01 par value; 100,000 shares authorized; 37,925 and 37,564 shares issued and outstanding	379	376
Additional paid-in capital	390,725	384,292
Retained earnings	167,671	115,697
Total stockholders’ investment	558,775	500,365
Total liabilities and stockholder' investment	$1,257,820	$871,880
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues	$1,872,816	$1,361,410	$1,073,354
Operating expenses:
Purchased transportation costs	1,293,006	944,275	753,459
Personnel and related benefits	213,079	151,158	119,955
Other operating expenses	243,662	163,452	120,718
Depreciation and amortization	25,078	16,311	9,499
Acquisition transaction expenses	2,305	851	773
Total operating expenses	1,777,130	1,276,047	1,004,404
Operating income	95,686	85,363	68,950
Interest expense:
Interest on long-term debt	13,363	7,883	7,981
Dividends on preferred stock subject to mandatory redemption	—	—	49
Total interest expense	13,363	7,883	8,030
Income before provision for income taxes	82,323	77,480	60,920
Provision for income taxes	30,349	28,484	23,390
Net income available to common stockholders	$51,974	$48,996	$37,530
Earnings per share available to common stockholders:
Basic	$1.37	$1.36	$1.21
Diluted	$1.32	$1.29	$1.16
Weighted average common stock outstanding:
Basic	37,852	36,133	31,040
Diluted	39,259	37,913	32,425
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Investment
	(In thousands, except share amounts)
BALANCE, January 1, 2012	30,707,781	$307	$266,475	$29,171	$295,953
Issuance of Common Stock	3,663,716	37	57,082		57,119
Share-based compensation			659		659
Excess tax benefit on share-based compensation			818		818
Net income				37,530	37,530
BALANCE, December 31, 2012	34,371,497	$344	$325,034	$66,701	$392,079
Issuance of Common Stock	3,192,949	32	53,458		53,490
Share-based compensation			1,503		1,503
Excess tax benefit on share-based compensation			4,297		4,297
Net income				48,996	48,996
BALANCE, December 31, 2013	37,564,446	$376	$384,292	$115,697	$500,365
Issuance of Common Stock	360,718	3	2,737		2,740
Share-based compensation			2,255		2,255
Excess tax benefit on share-based compensation			1,441		1,441
Net income				51,974	51,974
BALANCE, December 31, 2014	37,925,164	$379	$390,725	$167,671	$558,775
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$51,974	$48,996	$37,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,145	18,490	11,108
Gain on disposal of buildings and equipment	(106)	(1,343)	(954)
Share-based compensation	2,255	1,503	659
Provision for bad debts	4,499	2,934	1,083
Excess tax benefit on share-based compensation	(1,441)	(4,297)	—
Deferred tax provision	7,512	8,280	10,145
Changes in (net of acquisitions):
Accounts receivable	(44,520)	(28,891)	(6,276)
Prepaid expenses and other assets	(5,180)	(6,205)	(8,550)
Accounts payable	10,877	(380)	(5,587)
Accrued expenses and other liabilities	(12,385)	(2,964)	(2,435)
Net cash provided by operating activities	40,630	36,123	36,723
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(230,818)	(100,648)	(88,977)
Capital expenditures	(44,977)	(31,546)	(15,140)
Proceeds from sale of buildings and equipment	6,951	5,121	510
Net cash used in investing activities	(268,844)	(127,073)	(103,607)
Cash flows from financing activities:
Borrowings under revolving credit facilities	383,074	130,441	141,115
Payments under revolving credit facilities	(170,089)	(108,426)	(141,115)
Long-term debt borrowings	33,750	22,000	40,500
Long-term debt payments	(9,375)	(12,875)	(15,500)
Debt issuance cost	(2,524)	(1,541)	(2,220)
Payments of contingent earnouts	(4,804)	(2,407)	(83)
Proceeds from issuance of common stock (net of issuance costs)	2,740	53,059	57,119
Redemption of mandatory redeemable preferred stock	—	—	(5,000)
Excess tax benefit on share-based compensation	1,441	4,297	818
Reduction of capital lease obligation	(92)	(68)	(157)
Net cash provided by financing activities	234,121	84,480	75,477
Net increase (decrease) in cash and cash equivalents	5,907	(6,470)	8,593
Cash and cash equivalents:
Beginning of period	5,438	11,908	3,315
End of period	$11,345	$5,438	$11,908
Supplemental cash flow information:
Cash paid for interest	$11,351	$6,505	$8,214
Cash paid for income taxes (net of refunds)	$21,673	$19,081	$13,961
Noncash contingent earnout	$—	$4,288	$17,733
Capital expenditures (non-cash)	$—	$—	$1,749
See accompanying notes to consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: truckload logistics (“TL”); less-than-truckload (“LTL”); and transportation management solutions (“TMS”). Within its TL business, the Company operates a network of 47 TL service centers, five freight consolidation and inventory management centers, and 26 dispatch offices and is augmented by over 130 independent brokerage agents. Within its LTL business, the Company operates 44 LTL service centers throughout the United States, complemented by relationships with over 180 delivery agents. Within its TMS business, the Company operates from 11 service centers and nine dispatch offices throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service, including domestic and international air and ocean transportation services, to its customers. The Company operates primarily in the United States.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2014, all subsidiaries were 100% owned. All intercompany balances and transactions have been eliminated in consolidation.
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
Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments: TL; LTL; and TMS.
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
Accounts Receivable and Related Reserves
Accounts receivable represent trade receivables from customers and are stated net of an allowance for doubtful accounts and pricing allowances of approximately $4.2 million and $3.0 million as of December 31, 2014 and 2013, respectively. Management estimates the portion of accounts receivable that will not be collected and accounts are written off when they are determined to be uncollectible. Accounts receivable are uncollateralized and are generally due 30 days from the invoice date.
The Company provides reserves for accounts receivable. The rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$2,957	$1,476	$1,461
Provision, charged to expense	4,499	2,934	1,083
Write-offs, less recoveries	(3,247)	(1,453)	(1,068)
Ending balance	$4,209	$2,957	$1,476

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Property and Equipment
Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. For financial reporting purposes, depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years
Equipment	3-15 years
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
Goodwill is tested for impairment at least annually on July 1 using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. The Company has four reporting units as this is the lowest level for which discrete financial information is prepared and regularly reviewed by segment management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of the Company’s impairment test, the fair value of its reporting units are calculated based upon an average of an income fair value approach and market fair value approach. Based on these tests, the Company concluded that the fair value for each of the reporting units was in excess of the respective reporting unit’s carrying value. Accordingly, no goodwill impairments were identified in 2014, 2013, or 2012.
Other intangible assets recorded consist primarily of definite lived customer relationships. The Company evaluates its other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. No indicators of impairment were identified in 2014, 2013, or 2012. See Note 4 for additional information on the Company's goodwill and intangible assets.

Debt Issuance Costs
Debt issuance costs represent costs incurred in connection with the financing agreement described in Note 6. The unamortized debt issuance costs aggregate to $6.1 million and $5.5 million as of December 31, 2014 and 2013, respectively, and have been classified in the consolidated balance sheets as other noncurrent assets. Such costs are being amortized over the expected maturity of the financing agreements using the effective interest rate method.
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

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of asset and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Fair Value of Financial Instruments
The fair value of cash approximates cost. The estimated fair value of the Company's debt approximated its carrying value as of December 31, 2014 and 2013 as the debt agreement bears interest based on prevailing variable market rates currently available and as such would be categorized as a Level 2 in the fair value hierarchy as defined in Note 5.
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
TMS revenue is recorded when the shipment has been delivered by a third-party carrier. Fees for services revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, the Company’s obligation to fulfill a transaction is complete and collection of revenue is reasonably assured. The Company offers volume discounts to certain customers. Revenue is reduced as discounts are earned. In some instances, the Company performs multiple services. Typically separate fees are quoted and recognized as revenue when services are rendered. Occasionally, customers request an all-inclusive "door-to-door" fee for a set of services and revenue is allocated to the elements and recognized as each service is completed.
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
The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the liability associated with claims incurred as of the balance sheet date, including claims not reported. The

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Company believes these methods are appropriate for measuring these judgmental self-insurance accruals. However, the use of any estimation method is sensitive to the assumptions and factors described above, based on the magnitude of claims and the length of time from the date the claim is incurred to ultimate settlement. Accordingly, changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective for the Company in 2017. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is in the process of evaluating the guidance in this Accounting Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
2. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2014	2013
Land and improvements	$3,399	$2,920
Building and leasehold improvements	12,777	7,089
Furniture and fixtures	35,434	5,602
Equipment	142,869	111,816
Gross property and equipment	194,479	127,427
Less: Accumulated depreciation	47,629	30,869
Property and equipment, net	$146,850	$96,558
Depreciation expense was $19.1 million, $13.3 million, and $7.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Capital Leases
The Company has a building and certain equipment classified as capital leases. The recorded value of the building and the equipment is included in property and equipment, net as of December 31 as follows (in thousands):

	2014	2013
Building and equipment	$975	$975
Less: Accumulated amortization	540	461
Total	$435	$514
The following is a schedule of future minimum lease payments under the capital leases with the present value of the net minimum lease payments as of December 31, 2014 (in thousands):

Amount
Year Ending:
2015	$285
2016	293
2017	302
2018	311
2019	320
Thereafter	163
Total minimum lease payments	1,674
Less: amount representing interest	684
Present value of net minimum lease payments(1)	$990

(1)	Reflected in the consolidated balance sheets as accrued expenses and other liabilities and other long-term liabilities of $0.1 million and $0.9 million, respectively.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

3. Acquisitions
On February 24, 2012, the Company acquired all of the outstanding stock of Capital Transportation Logistics (“CTL”) for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $6.2 million. The acquisition was financed with borrowings under the Company’s credit facility discussed in Note 6. The CTL purchase agreement called for contingent consideration in the form of an earnout capped at $0.8 million. The former owners of CTL were entitled to receive a payment equal to the amount by which CTL’s aggregate operating income, as defined in the purchase agreement, exceeded $1.8 million for the years ending December 31, 2012 and 2013. Approximately $0.7 million was included in the TMS purchase price allocation related to this earnout on the opening balance sheet.
On April 19, 2012, the Company acquired all of the outstanding stock of Grundman Holdings, Inc., which wholly owned both D&E Transport, Inc. and D&E Leasing, Inc. (collectively, “D&E”), for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $11.4 million. The acquisition was financed with borrowings under the Company’s credit facility discussed in Note 6. The D&E purchase agreement called for contingent consideration in the form of an earnout capped at $0.7 million per year. The former owners of D&E were entitled to receive a payment equal to the amount by which D&E’s operating income, as defined in the purchase agreement, exceeded $2.0 million for the years ending December 31, 2012, 2013, and 2014. The annual payment starts at $0.1 million if operating income exceeded $2.0 million and escalates up to $0.7 million if operating income exceeded $5.0 million. Approximately $1.0 million was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
On June 4, 2012, the Company acquired all of the outstanding stock of CTW Transport (“CTW”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $7.6 million. The acquisition was financed with borrowings under the Company’s credit facility discussed in Note 6. The CTW purchase agreement called for contingent consideration in the form of an earnout capped at $3.5 million. The former owner of CTW was entitled to receive a payment equal to the amount by which CTW’s operating income before depreciation and amortization, as defined in the purchase agreement, exceeded $2.0 million for the years ending December 31, 2012, 2013, and 2014. Approximately $2.6 million was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
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
On February 24, 2014, the Company acquired all of the outstanding stock of Rich Logistics and Everett Transportation Inc. and certain assets of Keith Everett (collectively, "Rich Logistics") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $46.5 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On March 14, 2014, the Company acquired all of the outstanding stock of Unitrans, Inc. ("Unitrans") for the purpose of expanding its current market presence in the TMS segment. Cash consideration paid was $53.3 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6.
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
On August 27, 2014, the Company acquired all of the outstanding stock of Active Aero Group Holdings, Inc. ("Active Aero") for the purpose of expanding its presence within the TL segment. Cash consideration paid was $118.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6.
The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates. The acquisitions of CTL, D&E, CTW, R&M, EFS, Central Cal, A&A, and DCT (collectively, "2012 acquisitions") are considered individually immaterial, but material in the aggregate. The acquisitions of Wando Trucking, Adrian Carriers, Marisol, TA Drayage, G.W Palmer, and YES Trans (collectively, "2013 acquisitions") are considered individually immaterial, but material in the aggregate. The acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero (collectively, "2014 acquisitions") are considered individually immaterial, but material in the aggregate. The following table summarizes the allocation of the purchase price paid to the fair value of the net assets for the 2012, 2013, and 2014 acquisitions, in the aggregate, (in thousands):

	2014 Acquisitions	2013 Acquisitions	2012 Acquisitions
Accounts receivable	$68,128	$27,731	$15,175
Other current assets	7,660	922	1,240
Property and equipment	31,153	14,392	32,387
Goodwill	151,924	77,631	75,407
Customer relationship intangible assets	54,347	19,727	5,932
Other noncurrent assets	—	12	623
Accounts payable and other liabilities	(82,394)	(39,767)	(41,787)
Total	$230,818	$100,648	$88,977
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Goodwill of $1.4 million associated with the asset purchases in 2013 will be deductible for tax purposes while the remaining goodwill will not be deductible for tax purposes. Purchase accounting is considered final for the 2012 and 2013 acquisitions. Purchase accounting is considered final for the 2014 acquisitions except for deferred taxes, goodwill, and with respect to certain long-term asset valuations as final information was not available as of December 31, 2014. Measurement period adjustments related to certain 2013 acquisitions were recorded prospectively as they were not considered material to the Company's consolidated financial statements as of December 31, 2013. These measurement period adjustments from previously recorded opening balance sheets related primarily to fair value measurement changes in acquired deferred tax assets and liabilities.
From the dates of acquisition through December 31, 2012, the 2012 acquisitions contributed revenues of $73.7 million and net income of $9.0 million. The following supplemental unaudited pro forma financial information of the Company for the year ended December 31, 2012 includes the results of operations for the 2012 acquisitions, in the aggregate, as if the 2012 acquisitions had been completed on January 1, 2011 (in thousands):

Year Ended December 31,
2012
Revenues	$1,185,927
Net income	$38,850
From the dates of acquisition through December 31, 2013, the 2013 acquisitions contributed revenues of $84.3 million and net income of $3.6 million. The following supplemental unaudited pro forma financial information of the Company for the years

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

ended December 31, 2013 and 2012 includes the results of operations for the 2013 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Revenues	$1,466,404	$1,265,698
Net income	$49,137	$37,345
From the dates of acquisition through December 31, 2014, the 2014 acquisitions contributed revenues of $331.7 million and net income of $19.7 million. The following supplemental unaudited pro forma financial information of the Company for the years ended December 31, 2014 and 2013 includes the results of operations for the 2014 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Revenues	$2,103,693	$1,781,305
Net income	$59,778	$57,443
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
4. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company completes an impairment test of goodwill annually. The Company had no goodwill impairment for any of the periods presented in the financial statements.

The following is a rollforward of goodwill from December 31, 2012 to December 31, 2014 by reportable segment (in thousands):

	TL	LTL	TMS	Total
Goodwill balance as of December 31, 2012	$202,547	$197,456	$42,140	$442,143
Adjustments to goodwill for purchase accounting	(1,906)	(144)	4	(2,046)
Goodwill related to acquisitions	10,772	—	67,874	78,646
Goodwill balance as of December 31, 2013	211,413	197,312	110,018	518,743
Adjustments to goodwill for purchase accounting	(1,253)	—	238	(1,015)
Goodwill related to acquisitions	108,891	—	43,033	151,924
Goodwill balance as of December 31, 2014	$319,051	$197,312	$153,289	$669,652
Intangible assets consist primarily of customer relationships acquired from business acquisitions. Intangible assets were as follows as of December 31 (in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$60,173	$(8,356)	$51,817	$17,826	$(5,294)	$12,532
LTL	1,358	(950)	408	1,358	(723)	635
TMS	31,522	(3,869)	27,653	19,522	(1,326)	18,196
Total intangible assets	$93,053	$(13,175)	$79,878	$38,706	$(7,343)	$31,363

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $5.8 million, $3.0 million, and $1.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of December 31, 2014 is as follows (in thousands):

Amount
Year Ending:
2015	$8,296
2016	8,205
2017	8,084
2018	7,821
2019	7,517
Thereafter	39,955
Total	$79,878
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
The following table presents information, as of December 31, 2014 and 2013, about the Company’s financial liabilities. Contingent acquisition purchase price is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$7,665	$7,665
Total liabilities at fair value	$—	$—	$7,665	$7,665

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$17,054	$17,054
Total liabilities at fair value	$—	$—	$17,054	$17,054
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
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three years ended December 31 (in thousands):

	2014	2013	2012
Balance, beginning of period	$17,054	$20,907	$3,015
Earnouts related to acquisitions	—	4,288	17,733
Payment of contingent purchase obligations	(4,804)	(2,407)	(284)
Adjustment to contingent purchase obligation	(4,585)	(5,734)	443
Balance, end of period	$7,665	$17,054	$20,907

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

6. Long-Term Debt
Long-Term Debt
Long-term debt consisted of the following at December 31 (in thousands):

	2014	2013
Senior debt:
Revolving credit facility	$235,000	$22,015
Term loans	195,000	170,625
Total debt	430,000	192,640
Less: Current maturities	(10,000)	(10,938)
Total long-term debt, net of current maturities	$420,000	$181,702
Maturities for each of the next five years based on long-term debt as of December 31, 2014 are as follows (in thousands):

Amount
Year Ending
2015	10,000
2016	10,000
2017	10,000
2018	10,000
2019	390,000
Thereafter	—
Total	430,000
On August 9, 2013, the Company entered into a fourth amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) and other lenders, which increased the revolving credit facility from $125.0 million to $200.0 million and the term loan from $170.0 million to $175.0 million. On July 9, 2014, the Company entered into a fifth amended and restated credit agreement (the "credit agreement") with U.S. Bank and other lenders, which increased the revolving credit facility to $350.0 million and the term loan to $200.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $2.5 million. The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy as defined in Note 5. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The current debt agreement prohibits the Company from paying dividends without the consent of the lenders. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.0%. The revolving credit facility also provides for the issuance of up to $30.0 million in letters of credit. As of December 31, 2014, the Company had outstanding letters of credit totaling $18.7 million. As of December 31, 2014, total availability under the revolving credit facility was $96.3 million and the average interest rate on the credit agreement was 2.9%.
7. Stockholders’ Investment
Common Stock
Our common stock has voting rights — one vote for each share of common stock. In March 2007, the Company entered into a second amended and restated stockholders’ agreement. The agreement provides that, any time after the Company is eligible to register its common stock on a Form S-3 registration statement under the Securities Act, certain of the Company’s stockholders may request registration under the Securities Act of all or any portion of their shares of common stock. These stockholders are limited to a total of two of such registrations. In addition, if the Company proposes to file a registration statement under the Securities Act for any underwritten sale of shares of any of its securities, certain of the Company's stockholders may request that

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

the Company include in such registration the shares of common stock held by them on the same terms and conditions as the securities otherwise being sold in such registration.
In December 2012, the Company issued and sold 3.4 million shares of its common stock at a public offering price of $17.25 per share, resulting in offering proceeds of $55.3 million, net of $3.4 million of underwriting discounts and commissions. Additionally, the Company granted the underwriters an option to purchase up to 525,000 additional shares at the public offering price less the underwriting discount to cover any over-allotments. In January 2013, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at a price of $17.25 per share to the public. The sale of the additional shares resulted in additional net proceeds to the Company of approximately $8.5 million after deducting the underwriting discount and estimated expenses.
In August 2013, the Company issued 1.5 million shares of its common stock at a public offering price of $27.00 per share for aggregate offering proceeds of $38.4 million, net of $2.3 million of underwriting discounts and commissions and expenses. In connection with the public offering, the Company incurred additional expenses of $0.3 million.
Warrants to Acquire Common Stock
In connection with a business combination entered in 2007, the Company issued to existing Sargent Transportation Group, Inc. stockholders warrants that, upon the closing of the Company's initial public offering, became the right to acquire 2,269,263 shares of common stock at an exercise price of $13.39 per share. The warrants are exercisable at the option of the holder any time prior to March 13, 2017. No warrants were exercised during the year ended December 31, 2014. Stockholders exercised 23,491 warrants during the year ended December 31, 2013.
On December 11, 2009, in connection with financing the acquisition of Bullet Freight Systems, Inc. ("Bullet"), the Company issued warrants that, upon the closing of the Company's initial public offering, became the right to acquire 1,746,971 shares of common stock at an exercise price of $8.37 per share. The warrants are exercisable at the option of the holder any time prior to December 11, 2017. The $3.0 million fair value of the warrants at the date of issuance has been reflected as a component of additional paid-in capital in stockholders’ investment in the accompanying consolidated balance sheets. No warrants were exercised during the year ended December 31, 2014. Certain holders exercised 604,722 warrants during the year ended December 31, 2013.
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
9. Share-Based Compensation
The Company's 2010 Incentive Compensation Plan (the “2010 Plan”) allows for the issuance of 2,500,000 shares of common stock. The 2010 Plan provides for the grant of stock options, restricted stock units, and other awards to the Company's employees and directors.
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

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the nonvested restricted stock units as of December 31, 2014 and 2013:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2012	142,248	$16.42	2.8
Granted	202,523	24.19
Vested	(43,571)	16.41
Forfeitures	(21,729)	20.19
Nonvested as of December 31, 2013	279,471	$21.76	2.8
Granted	169,300	22.89
Vested	(87,061)	20.30
Forfeitures	(29,574)	22.25
Nonvested as of December 31, 2014	332,136	$22.76	2.5
Unrecognized stock compensation expense was $5.7 million and $4.9 million for the years ended December 31, 2014 and 2013, respectively.
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
Group Transportation Services ("GTS") previously maintained a Key Employee Equity Plan (“GTS Plan”), which permitted the grant of stock options to employees and directors. Stock options under the GTS Plan were granted with an exercise price equal to or in excess of the fair value of GTS’ stock on the date of grant. Such options vest ratably over a two or four year service period and are exercisable ten years from the date of grant, but only to the extent vested as specified in each option agreement. In connection with the Company’s merger with GTS effective upon the IPO, all options granted pursuant to the GTS Plan outstanding at the effective time of the merger became options to purchase shares of the Company’s common stock.
No options were granted by the Company in 2012, 2013, or 2014. Stock-based compensation expense was $2.3 million, $1.5 million, and $0.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. The related estimated income tax benefit recognized in the accompanying consolidated statements of operations, net of estimated forfeitures, was $0.9 million, $0.6 million, and $0.3 million, respectively, for the years ended December 31, 2014, 2013, and 2012.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the option activity under the equity plans for the years ended December 31, 2014 and 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of December 31, 2012	1,585,468	$11.67	3.8	$10,258
Granted	—	—
Exercised	(729,651)	9.33
Forfeited	—	—
Outstanding as of December 31, 2013	855,817	$13.67	3.0	$11,365
Granted	—	—
Exercised	(300,716)	11.35
Forfeited	—	—
Outstanding as of December 31, 2014	555,101	$14.92	1.7	$4,680
There were 555,101, 855,817, and 1,563,725 options exercisable as of December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, for exercisable options, the weighted-average exercise price was $14.92, the weighted average remaining contractual term was 1.7 years, and the estimated aggregate intrinsic value was $8.43 per share. All granted options are non-qualified options. As of December 31, 2014, all options were vested.
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
As of December 31, 2014 and 2013, all stock options and warrants were included in the computation of diluted earnings per share. The Company had stock options and warrants outstanding of 308,698 as of December 31, 2012 that were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Year Ended December 31,
	2014	2013	2012
Basic weighted average common stock outstanding	37,852	36,133	31,040
Effect of dilutive securities:
Employee stock options	169	424	442
Warrants	1,183	1,285	926
Restricted Stock Units	55	71	17
Diluted weighted average common stock outstanding	39,259	37,913	32,425

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

11. Income Taxes
The components of the Company’s provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$19,389	$17,479	$11,238
Foreign, state and local	3,448	2,725	2,007
Deferred:
Federal	7,068	7,495	9,491
Foreign, state and local	444	785	654
Provision for income taxes	$30,349	$28,484	$23,390
The Company’s income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Statutory federal rate	$28,814	$27,118	$21,322
Meals and entertainment	247	227	195
State income taxes — net of federal benefit	2,254	2,067	1,794
Earn out adjustments	(1,381)	(1,675)	—
Other	415	747	79
Total	$30,349	$28,484	$23,390

The Company recorded assets for refundable current federal and state income taxes of $7.5 million and $6.6 million at December 31, 2014 and 2013, respectively. These are classified in the consolidated balance sheets as a component of prepaid expenses and other current assets.
The tax rate effects of temporary differences that give rise to significant elements of deferred tax assets and deferred tax liabilities as of December 31 were as follows (in thousands):

	2014	2013
Current deferred income tax assets:
Accounts receivable	4,253	1,407
Accounts payable and accrued expenses	4,354	440
Total	$8,607	$1,847
Noncurrent deferred income tax assets (liabilities):
Net operating losses	$758	$557
Goodwill and intangible assets	(62,693)	(39,588)
Property and equipment	(32,996)	(20,411)
Deferred compensation	593	1,018
Total	$(94,338)	$(58,424)
The Company had $11.0 million and $6.6 million of current deferred tax assets and $2.4 million and $4.8 million of current deferred tax liabilities as of December 31, 2014 and 2013, respectively. The net current deferred income tax assets of $8.6 million as of December 31, 2014 and $1.8 million as of December 31, 2013 is classified as deferred income taxes in the consolidated balance sheet. The Company had $103.1 million and $68.7 million of noncurrent deferred tax assets and $197.4 million and $127.2 million of noncurrent deferred tax liabilities as of December 31, 2014 and 2013, respectively. The net noncurrent deferred income tax liability of $94.3 million as of December 31, 2014 and $58.4 million as of December 31, 2013 is classified in the consolidated balance sheets as a component of other long-term liabilities.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

There were no unrecognized tax benefits recorded as of December 31, 2014 and 2013. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Income tax related interest and penalties were immaterial as of December 31, 2014 and 2013. The Company is subject to federal and state tax examinations for all tax years subsequent to December 31, 2012. Although the pre-2012 years are no longer subject to examinations by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years were used by the Company during 2013 and 2014 and may still be adjusted upon examination by the IRS or state taxing authorities if they were used after 2012 or will be used in a future period.
12. Guarantees
The Company provides a guarantee for a portion of the value of certain IC's leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $19.8 million as of December 31, 2014.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of December 31, 2014.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  There were no material IC defaults during the year ended December 31, 2014 and 2013 and payments made by the Company under the guarantee were de minimis. No liability was recorded as of December 31, 2014 or 2013.

13. Commitments and Contingencies
Employee Benefit Plans
The Company sponsors defined contribution profit sharing plans for substantially all employees of the Company and its subsidiaries. The Company provides matching contributions on some of these plans. Total expense under these plans was $2.3 million, $1.4 million, and $1.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Operating Leases
The Company leases terminals, office space, trucks, trailers and other equipment under noncancelable operating leases expiring on various dates through 2027. The Company incurred rent expense from operating leases of $55.0 million, $28.7 million, and $24.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2014 (in thousands):

Year Ending:	Amount
2015	$37,896
2016	30,586
2017	24,796
2018	18,791
2019	9,375
Thereafter	9,016
Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. Management believes it has adequate insurance to cover losses in excess of the deductible amount. As of December 31, 2014 and 2013, the Company had reserves for estimated uninsured losses of $5.8 million and $5.7 million, respectively.
14. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay a transaction fee for each acquisition and an annual advisory fee of $0.1 million. During 2014, the Company paid an aggregate of $0.8 million to HCI for services performed in connection with the fifth amended and restated credit agreement, the advisory fee, and travel expenses. The Company paid an aggregate of $0.2 million to HCI for the advisory fee and travel expenses during 2013.

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
As part of the acquisition of Bullet, certain existing stockholders and their affiliates received eight-year warrants that, upon the closing of the Company's initial public offering, became the right to acquire 1,388,620 shares of the Company's common stock. No warrants were exercised by affiliated parties during 2014. Certain stockholders exercised 559,930 of these warrants during 2013. There were 274,362 still outstanding at December 31, 2014.
15. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments: TL; LTL; and TMS.
These segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes acquisition transaction expenses, corporate salaries, and share-based compensation expense.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
TL	999,077	657,967	476,638
LTL	577,175	558,971	511,006
TMS	311,362	154,050	91,558
Eliminations	(14,798)	(9,578)	(5,848)
Total	1,872,816	1,361,410	1,073,354
Operating income:
TL	66,186	43,385	30,070
LTL	22,981	36,914	35,502
TMS	21,924	14,742	10,534
Corporate	(15,405)	(9,678)	(7,156)
Total operating income	95,686	85,363	68,950
Interest expense	13,363	7,883	8,030
Income before provision for income taxes	$82,323	$77,480	$60,920
Depreciation and amortization:
TL	16,888	11,143	6,306
LTL	3,287	3,255	2,422
TMS	3,732	1,665	771
Corporate	1,171	248	—
Total	$25,078	$16,311	$9,499
Capital expenditures(1):
TL	34,620	23,128	8,581
LTL	5,840	4,744	8,213
TMS	1,551	668	95
Corporate	2,966	3,006	—
Total	$44,977	$31,546	$16,889
(1) The total capital expenditures for the years ended December 31, 2014, 2013, and 2012 includes both the cash and non-cash portions as reflected in the Consolidated Statement of Cash Flows.

	December 31,
	2014	2013	2012
Total assets:
TL	691,096	388,262	339,890
LTL	782,268	574,214	489,368
TMS	242,512	162,718	61,076
Corporate	4,919	2,762	699
Eliminations	(462,975)	(256,076)	(190,225)
Total	$1,257,820	$871,880	$700,808