Form 10-Q
period 2015-03-31
Roadrunner Transportation Systems, Inc.
filed 2015-05-07
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2015, there were outstanding 38,147,991 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,984	$11,345
Accounts receivable, net of allowances of $4,493 and $4,209, respectively	287,625	284,379
Deferred income taxes	7,737	8,607
Prepaid expenses and other current assets	46,576	46,658
Total current assets	353,922	350,989
Property and equipment, net of accumulated depreciation of $51,458 and $47,629, respectively	156,956	146,850
Other assets:
Goodwill	669,740	669,652
Intangible assets, net	77,799	79,878
Other noncurrent assets	11,334	10,451
Total other assets	758,873	759,981
Total assets	$1,269,751	$1,257,820
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	107,451	118,743
Accrued expenses and other liabilities	48,670	42,352
Total current liabilities	166,121	171,095
Long-term debt, net of current maturities	423,500	420,000
Other long-term liabilities	104,805	107,950
Total liabilities	694,426	699,045
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 38,147 and 37,925 shares issued and outstanding	381	379
Additional paid-in capital	393,669	390,725
Retained earnings	181,275	167,671
Total stockholders’ investment	575,325	558,775
Total liabilities and stockholders’ investment	$1,269,751	$1,257,820
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$488,970	$382,031
Operating expenses:
Purchased transportation costs	328,491	264,019
Personnel and related benefits	62,055	42,932
Other operating expenses	64,745	50,719
Depreciation and amortization	6,877	4,743
Acquisition transaction expenses	—	379
Total operating expenses	462,168	362,792
Operating income	26,802	19,239
Interest expense	4,609	2,250
Income before provision for income taxes	22,193	16,989
Provision for income taxes	8,589	6,575
Net income available to common stockholders	$13,604	$10,414
Earnings per share available to common stockholders:
Basic	$0.36	$0.28
Diluted	$0.35	$0.27
Weighted average common stock outstanding:
Basic	38,011	37,689
Diluted	39,341	39,183
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$13,604	$10,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,395	5,447
Loss (gain) on disposal of property and equipment	109	(40)
Share-based compensation	796	481
Provision for bad debts	612	2,865
Excess tax benefit on share-based compensation	(811)	(1,031)
Deferred tax provision	607	3,041
Changes in:
Accounts receivable	(3,858)	(22,726)
Prepaid expenses and other assets	(1,109)	2,240
Accounts payable	(11,292)	(2,243)
Accrued expenses and other liabilities	6,231	(5,840)
Net cash provided by (used in) operating activities	12,284	(7,392)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(101,057)
Capital expenditures	(15,833)	(11,183)
Proceeds from sale of buildings and equipment	522	1,579
Net cash used in investing activities	(15,311)	(110,661)
Cash flows from financing activities:
Borrowings under revolving credit facilities	32,764	146,744
Payments under revolving credit facilities	(26,764)	(25,813)
Long-term debt payments	(2,500)	(2,188)
Payments of contingent earnouts	(1,957)	—
Proceeds from issuance of common stock, net of issuance costs	1,339	2,403
Excess tax benefit on share-based compensation	811	1,031
Reduction of capital lease obligation	(27)	(20)
Net cash provided by financing activities	3,666	122,157
Net increase in cash and cash equivalents	639	4,104
Cash and cash equivalents:
Beginning of period	11,345	5,438
End of period	$11,984	$9,542
Supplemental cash flow information:
Cash paid for interest	$4,011	$1,803
Cash paid for income taxes, net	$1,105	$536
Noncash capital expenditures	$—	$1,018
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: truckload logistics (“TL”), less-than-truckload (“LTL”), and transportation management solutions (“TMS”). Within its TL business, the Company operates a network of 47 TL service centers, five freight consolidation and inventory management centers, and 26 company dispatch offices and is augmented by over 100 independent brokerage agents. Within its LTL business, the Company operates 44 LTL service centers throughout the United States, complemented by relationships with over 160 delivery agents. Within its TMS business, the Company operates from 11 service centers and nine dispatch offices throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service, including domestic and international air and ocean transportation services, to its customers. The Company operates primarily in the United States.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which is effective for the Company in 2016 and must be applied retrospectively for all periods presented. This guidance simplifies the presentation of debt issuance costs. Under the revised Accounting Standard, the Company would be required to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability. Amortization of the debt issuance costs should be reported as interest expense. The Accounting Standards Update does not affect the recognition and measurement for debt issuance costs. Early adoption of the revised Accounting Standard is permitted. The Company is in the process of evaluating the guidance and has not yet determined if the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-04, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40), which is effective for the Company in 2016 and can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. This update provides guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement such as software as a service, infrastructure as a service, or other hosting arrangements. If a cloud computing arrangement includes a license to internal-use software, then the customer should account for the software license consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company is in the process of evaluating the guidance and has not yet determined if the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
2. Acquisitions
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
The acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero (collectively, "2014 acquisitions") are considered individually immaterial, but material in the aggregate. The following table summarizes the allocation of the purchase price paid to the fair value of the net assets for the 2014 acquisitions in the aggregate (in thousands):

2014 Acquisitions
Accounts receivable	$68,128
Other current assets	7,660
Property and equipment	31,065
Goodwill	152,012
Customer relationship intangible assets	54,347
Accounts payable and other liabilities	(82,394)
Total	$230,818
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Goodwill associated with the 2014 acquisitions will not be deductible for tax purposes. Purchase accounting is considered final for the 2014 acquisitions of Rich Logistics and Unitrans. Purchase accounting is considered final for the 2014 acquisitions of ISI and Active Aero except for deferred taxes, goodwill, and with respect to certain long-term asset valuations as financial information was not available as of March 31, 2015.
From the dates of acquisition through March 31, 2014, the 2014 acquisitions contributed revenues of $20.4 million for the three months ended March 31, 2014, and contributed net income of $2.1 million for the three months ended March 31, 2014 before the incremental acquisition transaction expenses associated with each acquisition. The following supplemental unaudited pro forma financial information of the Company for the three months ended March 31, 2014 includes the results of operations for the 2014 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2014 (in thousands).

Three Months Ended
March 31,
2014
Revenues	$496,364
Net income	$14,409
The supplemental unaudited pro forma financial information above is presented for informational purposes only. It is not intended to project the future financial position or operating results of the combined company.

3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company performs an impairment test of goodwill annually as of July 1. The 2014 impairment test did not result in any impairment losses. There is no goodwill impairment for any of the periods presented in the Company's condensed consolidated financial statements.
The following is a rollforward of goodwill from December 31, 2014 to March 31, 2015 by reportable segment (in thousands):

	TL	LTL	TMS	Total
Goodwill balance as of December 31, 2014	$319,051	$197,312	$153,289	$669,652
Adjustments to goodwill for purchase accounting	88	—	—	88
Goodwill balance as of March 31, 2015	$319,139	$197,312	$153,289	$669,740
Intangible assets consist primarily of customer relationships acquired from business acquisitions. Intangible assets as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$60,173	$(9,729)	$50,444	$60,173	$(8,356)	$51,817
LTL	1,358	(967)	391	1,358	(950)	408
TMS	31,522	(4,558)	26,964	31,522	(3,869)	27,653
Total	$93,053	$(15,254)	$77,799	$93,053	$(13,175)	$79,878
The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $2.1 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of March 31, 2015 is as follows (in thousands):

Remainder 2015	$6,218
2016	8,205
2017	8,084
2018	7,821
2019	7,517
2020	7,144
Thereafter	32,810
Total	$77,799
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

The contingent purchase price related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value. The following table presents information, as of March 31, 2015 and December 31, 2014, about the Company’s financial liabilities (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$5,708	$5,708
Total liabilities at fair value	$—	$—	$5,708	$5,708

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$7,665	$7,665
Total liabilities at fair value	$—	$—	$7,665	$7,665
In measuring the fair value of the contingent purchase price liability, the Company used an income approach that considers the expected future earnings of the acquired businesses based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate.
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three months ended March 31, 2015 and 2014 and the year ended December 31, 2014 (in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2015	2014	2014
Balance, beginning of period	$7,665	$17,054	$17,054
Payments of contingent purchase obligations	(1,957)	—	(4,804)
Adjustments to contingent purchase obligations	—	195	(4,585)
Balance, end of period	$5,708	$17,249	$7,665
5. Long-Term Debt
Long-term debt as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Senior debt:
Revolving credit facility	$241,000	$235,000
Term loan	192,500	195,000
Total debt	433,500	430,000
Less: Current maturities	(10,000)	(10,000)
Total long-term debt, net of current maturities	$423,500	$420,000
On July 9, 2014, the Company entered into a fifth amended and restated credit agreement (the "credit agreement") with U.S. Bank National Association and other lenders, which increased the revolving credit facility from $200.0 million to $350.0 million and the term loan from $175.0 million to $200.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $2.5 million. The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy as defined in Note 4. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The current debt agreement prohibits the Company from paying dividends without the consent of the lenders. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.0%. The revolving credit facility also provides for the issuance of up to $30.0 million in letters of credit. As of March 31,

2015, the Company had outstanding letters of credit totaling $18.1 million. As of March 31, 2015, total availability under the revolving credit facility was $90.9 million and the average interest rate on the credit agreement was 2.9%.
6. Stockholders’ Investment
Changes in stockholders’ investment for the three months ended March 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Beginning balance	$558,775	$500,365
Net income	13,604	10,414
Share-based compensation	796	481
Issuance of common stock from share-based compensation	1,339	2,403
Excess tax benefit on share-based compensation	811	1,031
Ending balance	$575,325	$514,694
7. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2015 and 2014, diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options, the conversion of warrants, and the delivery of stock underlying restricted stock units using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.
As of March 31, 2015 and 2014, all stock options, warrants, and restricted stock units were included in the computation of diluted earnings per share. The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Basic weighted average common stock outstanding	38,011	37,689
Effect of dilutive securities
Employee stock options	125	222
Warrants	1,140	1,201
Restricted stock units	65	71
Diluted weighted average common stock outstanding	39,341	39,183
8. Income Taxes
The effective income tax rate was 38.7% for both the three months ended March 31, 2015 and 2014. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.

9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $19.3 million as of March 31, 2015.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of March 31, 2015.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  There were no material IC defaults during the three months ended March 31, 2015 and 2014. Payments made by the Company under the guarantees were de minimis for the three months ended March 31, 2015 and 2014. No liability related to these lease guarantees was recorded as of March 31, 2015 or December 31, 2014.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several property and other claims. In the aggregate, the Company does not believe any of these claims will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of March 31, 2015 and December 31, 2014, the Company had reserves for estimated uninsured losses of $5.4 million and $5.8 million, respectively.
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay transaction fees and an annual advisory fee of $0.1 million. As of March 31, 2015, the Company owed $0.1 million to HCI for the advisory fee and travel expenses incurred. No money was paid to HCI for the three months ended March 31, 2015 or 2014.
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

The following table reflects certain financial data of the Company’s reportable segments for the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
TL	$282,198	$193,885
LTL	131,645	135,001
TMS	82,029	56,626
Eliminations	(6,902)	(3,481)
Total	488,970	382,031
Operating income:
TL	$15,905	$11,965
LTL	8,659	6,745
TMS	5,831	3,476
Corporate	(3,593)	(2,947)
Total operating income	26,802	19,239
Interest expense	4,609	2,250
Income before provision for income taxes	$22,193	$16,989
Depreciation and amortization:
TL	$4,713	$3,182
LTL	835	657
TMS	1,001	718
Corporate	328	186
Total	$6,877	$4,743
Capital expenditures:
TL	$14,162	$9,417
LTL	824	1,711
TMS	161	203
Corporate	686	870
Total	$15,833	$12,201

	March 31, 2015	December 31, 2014
Assets:
TL	$712,888	$691,096
LTL	773,540	782,268
TMS	242,118	242,512
Corporate	5,262	4,919
Eliminations	(464,057)	(462,975)
	$1,269,751	$1,257,820

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our results for the year ended December 31, 2014, set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
We have three operating segments:
Truckload Logistics. Within our TL business, we arrange the pickup, delivery, freight consolidation, and inventory management of TL freight through our network of 47 TL service centers, five freight consolidation and inventory management centers, 26 company dispatch offices, and over 100 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We also offer on-demand expedited services. We believe this specialization provides consistent shipping volume year-over-year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 44 LTL service centers and over 160 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
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

	Three Months Ended
	March 31,
	2015		2014
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues
Revenues:
TL	$282,198	57.7%	$193,885	50.8%
LTL	131,645	26.9%	135,001	35.3%
TMS	82,029	16.8%	56,626	14.8%
Eliminations	(6,902)	(1.4)%	(3,481)	(0.9)%
Total	488,970	100.0%	382,031	100.0%
Purchased transportation costs:
TL	183,770	65.1%	129,910	67.0%
LTL	90,294	68.6%	96,829	71.7%
TMS	61,329	74.8%	40,761	72.0%
Eliminations	(6,902)	(1.4)%	(3,481)	(0.9)%
Total	328,491	67.2%	264,019	69.1%
Other operating expenses (1):
TL	77,810	27.6%	48,828	25.2%
LTL	31,857	24.2%	30,770	22.8%
TMS	13,868	16.9%	11,671	20.6%
Corporate	3,265	0.7%	2,761	0.7%
Total	126,800	25.9%	94,030	24.6%
Depreciation and amortization:
TL	4,713	1.7%	3,182	1.6%
LTL	835	0.6%	657	0.5%
TMS	1,001	1.2%	718	1.3%
Corporate	328	0.1%	186	—%
Total	6,877	1.4%	4,743	1.2%
Operating income:
TL	15,905	5.6%	11,965	6.2%
LTL	8,659	6.6%	6,745	5.0%
TMS	5,831	7.1%	3,476	6.1%
Corporate	(3,593)	(0.7)%	(2,947)	(0.8)%
Total	26,802	5.5%	19,239	5.0%
Interest expense	4,609	0.9%	2,250	0.6%
Income before provision for income taxes	22,193	4.5%	16,989	4.4%
Provision for income taxes	8,589	1.8%	6,575	1.7%
Net income available to common stockholders	$13,604	2.8%	$10,414	2.7%

(1)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenues
Consolidated revenues increased by $107.0 million, or 28.0%, to $489.0 million during the first quarter of 2015 from $382.0 million during the first quarter of 2014, the majority of which was attributable to the impact of our 2014 acquisitions.
TL revenues increased by $88.3 million, or 45.5%, to $282.2 million during the first quarter of 2015 from $193.9 million during the first quarter of 2014, primarily due to the acquisitions of Rich Logistics, ISI, and Active Aero, increased load growth, and increased utilization of our TL brokerage agent network. The increase in revenue was partially offset by the impact of severe weather and the West Coast port congestion during the first quarter of 2015.
LTL revenues decreased by $3.4 million, or 2.5%, to $131.6 million during the first quarter of 2015 from $135.0 million during the first quarter of 2014. LTL revenues were impacted quarter-over-quarter by a drop in fuel prices that resulted in a $7.0 million, or 28.7%, decrease in fuel surcharge revenue and an 8.0% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 13.0% increase in revenue per hundredweight excluding fuel from the prior year first quarter due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
TMS revenues increased by $25.4 million, or 44.9%, to $82.0 million during the first quarter of 2015 from $56.6 million during the first quarter of 2014. This growth was primarily driven by our acquisition of Unitrans and organic revenue growth.
Purchased Transportation Costs
Purchased transportation costs increased by $64.5 million, or 24.4%, to $328.5 million during the first quarter of 2015 from $264.0 million during the first quarter of 2014.
TL purchased transportation costs increased by $53.9 million, or 41.5%, to $183.8 million during the first quarter of 2015 from $129.9 million during the first quarter of 2014. This increase was primarily the result of our TL acquisitions of Rich Logistics, ISI, and Active Aero. TL purchased transportation costs as a percentage of TL revenues decreased to 65.1% during the first quarter of 2015 from 67.0% during the first quarter of 2014.
LTL purchased transportation costs decreased by $6.5 million, or 6.7%, to $90.3 million during the first quarter of 2015 from $96.8 million during the first quarter of 2014, and decreased as a percentage of LTL revenues to 68.6% during the first quarter of 2015 from 71.7% during the first quarter of 2014, primarily as a result of the operational and pricing initiatives implemented in December 2014 and during the first quarter of 2015. Excluding fuel surcharges, our average linehaul cost per mile decreased to $1.25 during the first quarter of 2015 from $1.26 during the first quarter of 2014.
TMS purchased transportation costs increased by $20.5 million, or 50.5%, to $61.3 million during the first quarter of 2015 from $40.8 million during the first quarter of 2014, and increased as a percentage of TMS revenues to 74.8% during the first quarter of 2015 from 72.0% during the first quarter of 2014, primarily as a result of our acquisition of Unitrans.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $32.8 million, or 34.9%, to $126.8 million during the first quarter of 2015 from $94.0 million during the first quarter of 2014.
Within our TL business, other operating expenses increased by $29.0 million, or 59.4%, to $77.8 million during the first quarter of 2015 from $48.8 million during the first quarter of 2014, primarily as a result of our acquisitions of Rich Logistics, ISI, and Active Aero, which accounted for an aggregate of $27.3 million of the total increase. As a percentage of TL revenues, other operating expenses increased to 27.6% during the first quarter of 2015 from 25.2% during the first quarter of 2014.
Within our LTL business, other operating expenses increased by $1.1 million, or 3.5%, to $31.9 million during the first quarter of 2015 from $30.8 million during the first quarter of 2014. As a percentage of LTL revenues, other operating expenses increased to 24.2% during the first quarter of 2015 from 22.8% during the first quarter of 2014.
Within our TMS business, other operating expenses increased by $2.2 million, or 18.8%, to $13.9 million during the first quarter of 2015 from $11.7 million during the first quarter of 2014, primarily as a result of our acquisition of Unitrans. As a percentage of TMS revenues, other operating expenses decreased to 16.9% during the first quarter of 2015 from 20.6% during the first quarter of 2014, primarily due to the acquisition of Unitrans.
Other operating expenses that were not allocated to our TL, LTL, or TMS businesses increased to $3.3 million during the first quarter of 2015 from $2.8 million during the first quarter of 2014. This increase was primarily due to additional expenses due to our growth and additions to our corporate-wide integrated sales team and other key management personnel to execute our overall integrated growth strategy.
Depreciation and Amortization
Depreciation and amortization increased to $6.9 million during the first quarter of 2015 from $4.7 million during the first quarter of 2014, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased amortization of customer relationship intangible assets of $1.0 million. Depreciation and amortization within our TL business increased to $4.7 million during the first quarter of 2015 from $3.2 million during the first quarter of 2014. Within our LTL business, depreciation and amortization increased to $0.8 million during the first quarter of 2015 from $0.7 million during the first quarter of 2014. Within our TMS business, depreciation and amortization increased to $1.0 million during the first quarter of 2015 from $0.7 million during the first quarter of 2014. Corporate depreciation and amortization increased to $0.3 million during the first quarter of 2015 from $0.2 million during the first quarter of 2014.
Operating Income
Operating income was $26.8 million during the first quarter of 2015 compared with $19.2 million during the first quarter of 2014. As a percentage of revenues, operating income increased to 5.5% during the first quarter of 2015 from 5.0% during the first quarter of 2014.
Within our TL business, operating income increased by $3.9 million, or 32.9%, to $15.9 million during the first quarter of 2015 from $12.0 million during the first quarter of 2014. As a percentage of TL revenues, operating income decreased to 5.6% during the first quarter of 2015 from 6.2% during the first quarter of 2014, primarily as a result of the factors above.
Within our LTL business, operating income increased by $1.9 million, or 28.4%, to $8.7 million during the first quarter of 2015 from $6.7 million during the first quarter of 2014. As a percentage of LTL revenues, operating income increased to 6.6% during the first quarter of 2015 from 5.0% during the first quarter of 2014, primarily as a result of the factors above.
Within our TMS business, operating income increased by $2.4 million, or 67.8%, to $5.8 million during the first quarter of 2015 from $3.5 million during the first quarter of 2014. As a percentage of TMS revenues, operating income increased to 7.1% during the first quarter of 2015 from 6.1% during the first quarter of 2014, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $4.6 million during the first quarter of 2015 from $2.3 million during the first quarter of 2014, primarily as a result of the increased debt resulting from our 2014 acquisitions.
Income Tax
Income tax provision was $8.6 million during the first quarter of 2015 compared to $6.6 million during the first quarter of 2014. The effective tax rate was 38.7% during both the first quarter of 2015 and 2014. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $13.6 million during the first quarter of 2015 compared to $10.4 million during the first quarter of 2014.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and sales of securities. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of March 31, 2015, we had $12.0 million in cash and cash equivalents, $90.9 million of availability under our credit facility, and $175.8 million in net working capital. As we continue to execute on our acquisition and growth strategy, additional financing may be necessary within the next 12 months.
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
Our credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the three months ended March 31, 2015, we were in compliance with the financial covenants contained in the credit agreement. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$12,284	$(7,392)
Investing activities	(15,311)	(110,661)
Financing activities	3,666	122,157
Net change in cash and cash equivalents	$639	$4,104
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $13.6 million net income and the $12.3 million cash provided by operating activities during the three months ended March 31, 2015 was primarily attributable to a $3.9 million increase in our accounts receivable, a $1.1 million increase in our prepaid expenses and other assets, a $6.2 million decrease in accrued expenses, and excess tax benefit on share-based compensation of $0.8 million, which was primarily offset by a $11.3 million increase in accounts payable, $7.4 million of depreciation and amortization, deferred tax provision of $0.6 million, $0.8 million of share-based compensation, $0.6 million of provision for bad debt, and loss on disposal of buildings and equipment of $0.1 million.

Cash Flows from Investing Activities
Cash used in investing activities was $15.3 million during the three months ended March 31, 2015, which primarily reflects $15.8 million of capital expenditures used to support our operations. These payments were offset by the proceeds from the sale of buildings and equipment of $0.5 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $3.7 million during the three months ended March 31, 2015, which primarily reflects net borrowings of $3.5 million under our credit facility, payment of contingent earnouts of $2.0 million, proceeds from the issuance of common stock upon the exercise of stock options of $1.3 million, and excess tax benefits on share-based compensation of $0.8 million.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.

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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $350.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $192.5 million as of March 31, 2015, a 1.0% increase in the borrowing rate would increase our annual interest expense by $5.4 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of the money you paid for our common stock. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

10.26	Form of Performance Restricted Stock Unit Agreement (1)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 24, 2015

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: May 7, 2015	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Peter R. Armbruster
Peter R. Armbruster
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)