Form 10-Q
period 2015-06-30
Roadrunner Transportation Systems, Inc.
filed 2015-08-03
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were outstanding 38,265,485 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,463	$11,345
Accounts receivable, net of allowances of $4,679 and $4,209, respectively	311,303	284,379
Deferred income taxes	7,644	8,607
Prepaid expenses and other current assets	43,514	46,658
Total current assets	368,924	350,989
Property and equipment, net of accumulated depreciation of $56,211 and $47,629, respectively	168,084	146,850
Other assets:
Goodwill	670,077	669,652
Intangible assets, net	75,786	79,878
Other noncurrent assets	10,614	10,451
Total other assets	756,477	759,981
Total assets	$1,293,485	$1,257,820
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	113,240	118,743
Accrued expenses and other liabilities	47,195	42,352
Total current liabilities	170,435	171,095
Long-term debt, net of current maturities	420,000	420,000
Other long-term liabilities	108,238	107,950
Total liabilities	698,673	699,045
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 38,260 and 37,925 shares issued and outstanding	383	379
Additional paid-in capital	396,683	390,725
Retained earnings	197,746	167,671
Total stockholders’ investment	594,812	558,775
Total liabilities and stockholders’ investment	$1,293,485	$1,257,820
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$517,930	$460,181	$1,006,900	$842,211
Operating expenses:
Purchased transportation costs	346,073	315,334	674,564	579,352
Personnel and related benefits	65,794	50,109	127,849	93,041
Other operating expenses	67,286	62,059	132,031	112,778
Depreciation and amortization	7,535	5,726	14,412	10,469
Acquisition transaction expenses	—	—	—	379
Total operating expenses	486,688	433,228	948,856	796,019
Operating income	31,242	26,953	58,044	46,192
Interest expense	4,373	2,859	8,982	5,109
Income before provision for income taxes	26,869	24,094	49,062	41,083
Provision for income taxes	10,398	9,326	18,987	15,901
Net income available to common stockholders	$16,471	$14,768	$30,075	$25,182
Earnings per share available to common stockholders:
Basic	$0.43	$0.39	$0.79	$0.67
Diluted	$0.42	$0.38	$0.76	$0.64
Weighted average common stock outstanding:
Basic	38,170	37,868	38,090	37,779
Diluted	39,524	39,330	39,432	39,254
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$30,075	$25,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,511	11,291
Loss (gain) on disposal of property and equipment	50	(136)
Share-based compensation	1,621	1,123
Provision for bad debts	1,044	905
Excess tax benefit on share-based compensation	(1,191)	(1,366)
Deferred tax provision	1,366	3,234
Changes in:
Accounts receivable	(27,968)	(36,769)
Prepaid expenses and other assets	2,392	615
Accounts payable	(5,502)	885
Accrued expenses and other liabilities	2,565	(1,460)
Net cash provided by operating activities	19,963	3,504
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(87)	(100,810)
Capital expenditures	(27,714)	(20,463)
Proceeds from sale of buildings and equipment	1,996	2,843
Net cash used in investing activities	(25,805)	(118,430)
Cash flows from financing activities:
Borrowings under revolving credit facilities	96,807	184,868
Payments under revolving credit facilities	(91,807)	(62,019)
Long-term debt payments	(5,000)	(4,375)
Debt issuance cost	(8)	108
Payments of contingent earnouts	(3,317)	(4,804)
Proceeds from issuance of common stock, net of issuance costs	3,150	2,727
Excess tax benefit on share-based compensation	1,191	1,366
Reduction of capital lease obligation	(56)	(42)
Net cash provided by financing activities	960	117,829
Net (decrease) increase in cash and cash equivalents	(4,882)	2,903
Cash and cash equivalents:
Beginning of period	11,345	5,438
End of period	$6,463	$8,341
Supplemental cash flow information:
Cash paid for interest	$7,897	$4,425
Cash paid for income taxes, net	$9,080	$6,914
Non-cash capital leases and other obligations to acquire assets	$6,476	$1,018
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: truckload logistics (“TL”), less-than-truckload (“LTL”), and transportation management solutions (“TMS”). Within its TL business, the Company operates a network of 46 TL service centers, five freight consolidation and inventory management centers, and 24 company dispatch offices and is augmented by over 100 independent brokerage agents. Within its LTL business, the Company operates 45 LTL service centers throughout the United States, complemented by relationships with over 160 delivery agents. Within its TMS business, the Company operates from 11 service centers and nine dispatch offices throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service, including domestic and international air and ocean transportation services, to its customers. The Company operates primarily in the United States.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40), which is effective for the Company in 2016 and can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. This update provides guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement such as software as a service, infrastructure as a service, or other hosting arrangements. If a cloud computing arrangement includes a license to internal-use software, then the customer should account for the software license consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company is in the process of evaluating the guidance and has not yet determined if the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
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
On August 27, 2014, the Company acquired all of the outstanding stock of Active Aero Group Holdings, Inc. ("Active Aero") for the purpose of expanding its presence within the TL segment. Cash consideration paid was $118.1 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5.
The acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero (collectively, "2014 acquisitions") are considered individually immaterial, but material in the aggregate. The following table summarizes the allocation of the purchase price paid to the fair value of the net assets for the 2014 acquisitions in the aggregate (in thousands):

2014 Acquisitions
Accounts receivable	$68,128
Other current assets	7,660
Property and equipment	31,065
Goodwill	152,349
Customer relationship intangible assets	54,347
Accounts payable and other liabilities	(82,644)
Total	$230,905
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Goodwill associated with the 2014 acquisitions will not be deductible for tax purposes. Purchase accounting is considered final for the 2014 acquisitions of Rich Logistics and Unitrans. Purchase accounting is considered final for the 2014 acquisitions of ISI and Active Aero except for deferred taxes, goodwill, and with respect to certain long-term asset valuations as financial information was not available as of June 30, 2015.
From the dates of acquisition through June 30, 2014, the 2014 acquisitions contributed revenues of $61.7 million and $82.0 million for the three and six months ended June 30, 2014, respectively, and contributed net income of $3.1 million and $5.1 million for the three and six months ended June 30, 2014, respectively, before the incremental acquisition transaction expenses associated with each acquisition. The following supplemental unaudited pro forma financial information of the Company for the three and six months ended June 30, 2014 includes the results of operations for the 2014 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2014 (in thousands).

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Revenues	$525,337	$1,021,699
Net income	$15,978	$30,386
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
The following is a rollforward of goodwill from December 31, 2014 to June 30, 2015 by reportable segment (in thousands):

	TL	LTL	TMS	Total
Goodwill balance as of December 31, 2014	$319,051	$197,312	$153,289	$669,652
Adjustments to goodwill for purchase accounting	425	—	—	425
Goodwill balance as of June 30, 2015	$319,476	$197,312	$153,289	$670,077
Intangible assets consist primarily of customer relationships acquired from business acquisitions. Intangible assets as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$60,173	$(11,037)	$49,136	$60,173	$(8,356)	$51,817
LTL	1,358	(983)	375	1,358	(950)	408
TMS	31,522	(5,247)	26,275	31,522	(3,869)	27,653
Total	$93,053	$(17,267)	$75,786	$93,053	$(13,175)	$79,878
The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $2.0 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $4.1 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of June 30, 2015 is as follows (in thousands):

Remainder 2015	$4,092
2016	8,205
2017	8,085
2018	7,821
2019	7,517
2020	7,145
Thereafter	32,921
Total	$75,786
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

The contingent purchase price related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value. The following table presents information, as of June 30, 2015 and December 31, 2014, about the Company’s financial liabilities (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$3,481	$3,481
Total liabilities at fair value	$—	$—	$3,481	$3,481

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$7,665	$7,665
Total liabilities at fair value	$—	$—	$7,665	$7,665
In measuring the fair value of the contingent purchase price liability, the Company used an income approach that considers the expected future earnings of the acquired businesses based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate.
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and six months ended June 30, 2015 and 2014 and the year ended December 31, 2014 (in thousands):

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2015	2014	2015	2014	2014
Balance, beginning of period	$5,708	$17,249	$7,665	$17,054	$17,054
Payments of contingent purchase obligations	(1,360)	(4,804)	(3,317)	(4,804)	(4,804)
Adjustments to contingent purchase obligations	(867)	(719)	(867)	(524)	(4,585)
Balance, end of period	$3,481	$11,726	$3,481	$11,726	$7,665
5. Long-Term Debt
Long-term debt as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Senior debt:
Revolving credit facility	$240,000	$235,000
Term loan	190,000	195,000
Total debt	430,000	430,000
Less: Current maturities	(10,000)	(10,000)
Total long-term debt, net of current maturities	$420,000	$420,000
On July 9, 2014, the Company entered into a fifth amended and restated credit agreement (the "credit agreement") with U.S. Bank National Association and other lenders, which increased the revolving credit facility from $200.0 million to $350.0 million and the term loan from $175.0 million to $200.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $2.5 million. The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy as defined in Note 4. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The current debt agreement prohibits the Company from paying dividends without the consent of the lenders. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.0%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.0%. The revolving credit facility also provides for the issuance of up to $30.0 million in letters of credit. As of June 30, 2015, the Company had outstanding letters of credit totaling $20.7 million. As of June 30, 2015, total availability under the revolving credit facility was $89.3 million and the average interest rate on the credit agreement was 3.2%.
6. Stockholders’ Investment
Changes in stockholders’ investment for the three and six months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$575,325	$514,694	$558,775	$500,365
Net income	16,471	14,768	30,075	25,182
Share-based compensation	825	642	1,621	1,123
Issuance of common stock from share-based compensation	1,811	325	3,150	2,727
Excess tax benefit on share-based compensation	380	335	1,191	1,367
Ending balance	$594,812	$530,764	$594,812	$530,764
7. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2015 and 2014, diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options, the conversion of warrants, and the delivery of stock underlying restricted stock units using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.
As of June 30, 2015 and 2014, all stock options, warrants, and restricted stock units were included in the computation of diluted earnings per share. The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic weighted average common stock outstanding	38,170	37,868	38,090	37,779
Effect of dilutive securities
Employee stock options	93	180	109	201
Warrants	1,220	1,238	1,180	1,220
Restricted stock units	41	44	53	54
Diluted weighted average common stock outstanding	39,524	39,330	39,432	39,254
8. Income Taxes
The effective income tax rate was 38.7% for both the three and six months ended June 30, 2015 and 2014. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.

9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $17.8 million as of June 30, 2015.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of June 30, 2015.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  There were no material IC defaults during the three and six months ended June 30, 2015 and 2014. Payments made by the Company under the guarantees were de minimis for the three and six months ended June 30, 2015 and 2014. No liability related to these lease guarantees was recorded as of June 30, 2015 or December 31, 2014.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of June 30, 2015 and December 31, 2014, the Company had reserves for estimated uninsured losses of $5.9 million and $5.8 million, respectively.
In addition to the legal proceedings described above, like many others in the transportation services industry, the Company is a defendant in three purported class-action lawsuits in California alleging violations of various California labor laws. The plaintiffs in each of these lawsuits seek to recover unspecified monetary damages and other items. In addition, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company on behalf of six individuals alleging that the Company violated California labor laws. Given the early stage of all of the proceedings described in this paragraph, the Company is not able to assess with certainty the outcome of these proceedings or the amount or range of potential damages or future payments associated with these proceedings at this time. The Company believes it has meritorious defenses to these actions and intends to defend these proceedings vigorously. However, any legal proceeding is subject to inherent uncertainties, and the Company cannot assure you that the expenses associated with defending these actions or their resolution will not have a material adverse effect on its business, operating results, or financial condition.
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay transaction fees and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.1 million to HCI for the advisory fee and travel expenses during the three and six months ended June 30, 2015. No money was paid to HCI for the three and six months ended June 30, 2014.
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

The following table reflects certain financial data of the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
TL	$295,465	$230,789	$577,663	$424,674
LTL	138,943	150,162	270,588	285,163
TMS	89,706	81,829	171,735	138,455
Eliminations	(6,184)	(2,599)	(13,086)	(6,081)
Total	517,930	460,181	1,006,900	842,211
Operating income:
TL	$20,538	$16,061	$36,443	$28,026
LTL	8,367	7,931	17,026	14,676
TMS	7,680	6,089	13,511	9,565
Corporate	(5,343)	(3,128)	(8,936)	(6,075)
Total operating income	31,242	26,953	58,044	46,192
Interest expense	4,373	2,859	8,982	5,109
Income before provision for income taxes	$26,869	$24,094	$49,062	$41,083
Depreciation and amortization:
TL	$5,465	$3,602	$10,178	$6,784
LTL	737	962	1,572	1,619
TMS	996	749	1,997	1,467
Corporate	337	413	665	599
Total	$7,535	$5,726	$14,412	$10,469
Capital expenditures(1) (2):
TL	$7,457	$6,842	$21,619	$16,259
LTL	3,447	468	4,271	2,179
TMS	287	814	448	1,017
Corporate	7,166	1,156	7,852	2,026
Total	$18,357	$9,280	$34,190	$21,481

(1)
The total capital expenditures for the three and six months ended June 30, 2015 and June 30, 2014 includes both cash and non-cash portions as reflected in the Condensed Consolidated Statements of Cash Flows.

(2)
Certain capital expenditures were reclassified between segments to conform with current period presentation.  This change in presentation had no effect on our prior year condensed consolidated results of operations, financial condition, or cash flows.

	June 30, 2015	December 31, 2014
Assets:
TL	$749,635	$691,096
LTL	744,880	782,268
TMS	255,636	242,512
Corporate	12,082	4,919
Eliminations	(468,748)	(462,975)
	$1,293,485	$1,257,820

13. Subsequent Events
On July 28, 2015, the Company acquired all of the outstanding partnership interests of Stagecoach Cartage and Distribution LP for a total purchase price of $35.0 million, plus an earnout capped at $5.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5.

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
We have three operating segments:
Truckload Logistics. Within our TL business, we arrange the pickup, delivery, freight consolidation, and inventory management of TL freight through our network of 46 TL service centers, five freight consolidation and inventory management centers, 24 company dispatch offices, and over 100 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We also offer on-demand expedited services. We believe this specialization provides consistent shipping volume year-over-year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 45 LTL service centers and over 160 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
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
Recent Acquisitions
On July 28, 2015, we acquired all of the outstanding partnership interests of Stagecoach Cartage and Distribution LP ("Stagecoach") for the purpose of expanding our presence within the TL segment. Headquartered in Texas, Stagecoach provides regional, intermodal, and over-the-road truckload services throughout the southwestern United States and Mexico. Stagecoach also provides warehousing and transloading solutions to customers through its network of strategically located facilities in southcentral and west Texas.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
TL	$295,465	57.0%	$230,789	50.2%	$577,663	57.4%	$424,674	50.4%
LTL	138,943	26.8%	150,162	32.6%	270,588	26.9%	285,163	33.9%
TMS	89,706	17.3%	81,829	17.8%	171,735	17.1%	138,455	16.4%
Eliminations	(6,184)	(1.2)%	(2,599)	(0.6)%	(13,086)	(1.3)%	(6,081)	(0.7)%
Total	517,930	100.0%	460,181	100.0%	1,006,900	100.0%	842,211	100.0%
Purchased transportation costs:
TL	188,657	63.9%	148,687	64.4%	372,427	64.5%	278,597	65.6%
LTL	96,383	69.4%	109,212	72.7%	186,677	69.0%	206,041	72.3%
TMS	67,217	74.9%	60,034	73.4%	128,546	74.9%	100,795	72.8%
Eliminations	(6,184)	(1.2)%	(2,599)	(0.6)%	(13,086)	(1.3)%	(6,081)	(0.7)%
Total	346,073	66.8%	315,334	68.5%	674,564	67.0%	579,352	68.8%
Other operating expenses (1):
TL	80,805	27.3%	62,439	27.1%	158,615	27.5%	111,267	26.2%
LTL	33,456	24.1%	32,057	21.3%	65,313	24.1%	62,827	22.0%
TMS	13,813	15.4%	14,957	18.3%	27,681	16.1%	26,628	19.2%
Corporate	5,006	1.0%	2,715	0.6%	8,271	0.8%	5,476	0.7%
Total	133,080	25.7%	112,168	24.4%	259,880	25.8%	206,198	24.5%
Depreciation and amortization:
TL	5,465	1.8%	3,602	1.6%	10,178	1.8%	6,784	1.6%
LTL	737	0.5%	962	0.6%	1,572	0.6%	1,619	0.6%
TMS	996	1.1%	749	0.9%	1,997	1.2%	1,467	1.1%
Corporate	337	0.1%	413	0.1%	665	0.1%	599	0.1%
Total	7,535	1.5%	5,726	1.2%	14,412	1.4%	10,469	1.2%
Operating income:
TL	20,538	7.0%	16,061	7.0%	36,443	6.3%	28,026	6.6%
LTL	8,367	6.0%	7,931	5.3%	17,026	6.3%	14,676	5.1%
TMS	7,680	8.6%	6,089	7.4%	13,511	7.9%	9,565	6.9%
Corporate	(5,343)	(1.0)%	(3,128)	(0.7)%	(8,936)	(0.9)%	(6,075)	(0.7)%
Total	31,242	6.0%	26,953	5.9%	58,044	5.8%	46,192	5.5%
Interest expense	4,373	0.8%	2,859	0.6%	8,982	0.9%	5,109	0.6%
Income before provision for income taxes	26,869	5.2%	24,094	5.2%	49,062	4.9%	41,083	4.9%
Provision for income taxes	10,398	2.0%	9,326	2.0%	18,987	1.9%	15,901	1.9%
Net income available to common stockholders	$16,471	3.2%	$14,768	3.2%	$30,075	3.0%	$25,182	3.0%

(1)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenues
Consolidated revenues increased by $57.7 million, or 12.5%, to $517.9 million during the second quarter of 2015 from $460.2 million during the second quarter of 2014, the majority of which was attributable to the impact of our TL acquisitions of ISI and Active Aero.
TL revenues increased by $64.7 million, or 28.0%, to $295.5 million during the second quarter of 2015 from $230.8 million during the second quarter of 2014, primarily due to the acquisitions of ISI and Active Aero.
LTL revenues decreased by $11.3 million, or 7.5%, to $138.9 million during the second quarter of 2015 from $150.2 million during the second quarter of 2014. LTL revenues were impacted quarter-over-quarter by a drop in fuel prices that resulted in an $8.6 million, or 32.2%, decrease in fuel surcharge revenue and an 11.4% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by an 11.2% increase in revenue per hundredweight excluding fuel from the prior year second quarter due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
TMS revenues increased by $7.9 million, or 9.6%, to $89.7 million during the second quarter of 2015 from $81.8 million during the second quarter of 2014 due to organic revenue growth.
Purchased Transportation Costs
Consolidated purchased transportation costs increased by $30.8 million, or 9.7%, to $346.1 million during the second quarter of 2015 from $315.3 million during the second quarter of 2014.
TL purchased transportation costs increased by $40.0 million, or 26.9%, to $188.7 million during the second quarter of 2015 from $148.7 million during the second quarter of 2014. This increase was primarily the result of our TL acquisitions of ISI and Active Aero. TL purchased transportation costs as a percentage of TL revenues decreased to 63.9% during the second quarter of 2015 from 64.4% during the second quarter of 2014.
LTL purchased transportation costs decreased by $12.8 million, or 11.7%, to $96.4 million during the second quarter of 2015 from $109.2 million during the second quarter of 2014, and decreased as a percentage of LTL revenues to 69.4% during the second quarter of 2015 from 72.7% during the second quarter of 2014, primarily as a result of the operational and pricing initiatives implemented in December 2014 that continued during the second quarter of 2015. Excluding fuel surcharges, our average linehaul cost per mile decreased to $1.25 during the second quarter of 2015 from $1.28 during the second quarter of 2014.
TMS purchased transportation costs increased by $7.2 million, or 12.0%, to $67.2 million during the second quarter of 2015 from $60.0 million during the second quarter of 2014, and increased as a percentage of TMS revenues to 74.9% during the second quarter of 2015 from 73.4% during the second quarter of 2014.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $20.9 million, or 18.6%, to $133.1 million during the second quarter of 2015 from $112.2 million during the second quarter of 2014.
Within our TL business, other operating expenses increased by $18.4 million, or 29.4%, to $80.8 million during the second quarter of 2015 from $62.4 million during the second quarter of 2014, primarily as a result of our acquisitions of ISI and Active Aero. As a percentage of TL revenues, other operating expenses increased to 27.3% during the second quarter of 2015 from 27.1% during the second quarter of 2014.
Within our LTL business, other operating expenses increased by $1.4 million, or 4.4%, to $33.5 million during the second quarter of 2015 from $32.1 million during the second quarter of 2014, primarily due to a $1.4 million increase in recruiting-type costs. As a percentage of LTL revenues, other operating expenses increased to 24.1% during the second quarter of 2015 from 21.3% during the second quarter of 2014.
Within our TMS business, other operating expenses decreased by $1.2 million, or 7.6%, to $13.8 million during the second quarter of 2015 from $15.0 million during the second quarter of 2014, primarily due to a shift from employee drivers to third party purchase providers which are included in purchase transportation costs. As a percentage of TMS revenues, other operating expenses decreased to 15.4% during the second quarter of 2015 from 18.3% during the second quarter of 2014.
Other operating expenses that were not allocated to our TL, LTL, or TMS businesses increased to $5.0 million during the second quarter of 2015 from $2.7 million during the second quarter of 2014. This increase includes $1.2 million of severance expenses related to the separation with a former company executive officer.

Depreciation and Amortization
Consolidated depreciation and amortization increased to $7.5 million during the second quarter of 2015 from $5.7 million during the second quarter of 2014, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased amortization of customer relationship intangible assets of $1.0 million. Depreciation and amortization within our TL business increased to $5.5 million during the second quarter of 2015 from $3.6 million during the second quarter of 2014. Within our LTL business, depreciation and amortization decreased to $0.7 million during the second quarter of 2015 from $1.0 million during the second quarter of 2014. Within our TMS business, depreciation and amortization increased to $1.0 million during the second quarter of 2015 from $0.7 million during the second quarter of 2014. Corporate depreciation and amortization decreased to $0.3 million during the second quarter of 2015 from $0.4 million during the second quarter of 2014.
Operating Income
Consolidated operating income was $31.2 million during the second quarter of 2015 compared with $27.0 million during the second quarter of 2014. As a percentage of revenues, operating income increased to 6.0% during the second quarter of 2015 from 5.9% during the second quarter of 2014.
Within our TL business, operating income increased by $4.4 million, or 27.9%, to $20.5 million during the second quarter of 2015 from $16.1 million during the second quarter of 2014. As a percentage of TL revenues, operating income remained constant at 7.0% during the second quarter of 2015 and 2014, primarily as a result of the factors above.
Within our LTL business, operating income increased by $0.5 million, or 5.5%, to $8.4 million during the second quarter of 2015 from $7.9 million during the second quarter of 2014. As a percentage of LTL revenues, operating income increased to 6.0% during the second quarter of 2015 from 5.3% during the second quarter of 2014, primarily as a result of the factors above.
Within our TMS business, operating income increased by $1.6 million, or 26.1%, to $7.7 million during the second quarter of 2015 from $6.1 million during the second quarter of 2014. As a percentage of TMS revenues, operating income increased to 8.6% during the second quarter of 2015 from 7.4% during the second quarter of 2014, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $4.4 million during the second quarter of 2015 from $2.9 million during the second quarter of 2014, primarily as a result of the increased debt resulting from our 2014 TL acquisitions of ISI and Active Aero.
Income Tax
Income tax provision was $10.4 million during the second quarter of 2015 compared to $9.3 million during the second quarter of 2014. The effective tax rate was 38.7% during both the second quarter of 2015 and 2014. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $16.5 million during the second quarter of 2015 compared to $14.8 million during the second quarter of 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenues
Consolidated revenues increased by $164.7 million, or 19.6%, to $1,006.9 million during the first half of 2015 from $842.2 million during the first half of 2014, the majority of which was attributable to the impact of our 2014 acquisitions.
TL revenues increased by $153.0 million, or 36.0%, to $577.7 million during the first half of 2015 from $424.7 million during the first half of 2014, primarily due to the acquisitions of Rich Logistics, ISI, and Active Aero.
LTL revenues decreased by $14.6 million, or 5.1%, to $270.6 million during the first half of 2015 from $285.2 million during the first half of 2014. LTL revenues were impacted year-over-year by a drop in fuel prices that resulted in a $15.8 million, or 30.9%, decrease in fuel surcharge revenue and a 9.8% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 12.1% increase in revenue per hundredweight excluding fuel from the prior year due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
TMS revenues increased by $33.2 million, or 24.0%, to $171.7 million during the first half of 2015 from $138.5 million during the first half of 2014. This growth was driven by our acquisition of Unitrans and organic growth.
Purchased Transportation Costs
Consolidated purchased transportation costs increased by $95.2 million, or 16.4%, to $674.6 million during the first half of 2015 from $579.4 million during the first half of 2014.
TL purchased transportation costs increased by $93.8 million, or 33.7%, to $372.4 million during the first half of 2015 from $278.6 million during the first half of 2014. This increase was the result of our TL acquisitions of Rich Logistics, ISI, and Active Aero. TL purchased transportation costs as a percentage of TL revenues decreased to 64.5% during the first half of 2015 from 65.6% during the first half of 2014.
LTL purchased transportation costs decreased by $19.3 million, or 9.4%, to $186.7 million during the first half of 2015 from $206.0 million during the first half of 2014, and decreased as a percentage of LTL revenues to 69.0% during the first half of 2015 from 72.3% during the first half of 2014. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.25 during the first half of 2015 from $1.27 during the first half of 2014.
TMS purchased transportation costs increased by $27.7 million, or 27.5%, to $128.5 million during the first half of 2015 from $100.8 million during the first half of 2014, due to our acquisition of Unitrans and organic growth. TMS purchased transportation costs as a percentage of TMS revenues increased to 74.9% during the first half of 2015 from 72.8% during the first half of 2014.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $53.7 million, or 26.0%, to $259.9 million during the first half of 2015 from $206.2 million during the first half of 2014.
Within our TL business, other operating expenses increased by $47.3 million, or 42.6%, to $158.6 million during the first half of 2015 from $111.3 million during the first half of 2014, primarily as a result of our acquisition Rich Logistics, ISI and Active Aero. As a percentage of TL revenues, other operating expenses was 27.5% during the first half of 2015 compared to 26.2% during the first half of 2014.
Within our LTL business, other operating expenses increased by $2.5 million, or 4.0%, to $65.3 million during the first half of 2015 from $62.8 million during the first half of 2014, primarily due to a $1.8 million increase in recruiting-type costs. As a percentage of LTL revenues, other operating expenses increased to 24.1% during the first half of 2015 from 22.0% during the first half of 2014.
Within our TMS business, other operating expenses increased by $1.1 million, or 4.0%, to $27.7 million during the first half of 2015 from $26.6 million during the first half of 2014. TMS other operating expenses, as a percentage of TMS revenues, decreased to 16.1% during the first half of 2015 from 19.2% during the first half of 2014.
Other operating expenses that were not allocated to our TL, LTL, or TMS businesses increased to $8.3 million during the first half of 2015 from $5.5 million during the first half of 2014. This increase includes $1.2 million of severance expenses related to the separation with a former company executive officer. Additionally, the increase was driven by additions to our corporate wide integrated sales team, IT costs to further develop our IT platforms, and the addition of other key management personnel to execute our overall integrated growth strategy.

Depreciation and Amortization
Consolidated depreciation and amortization increased to $14.4 million during the first half of 2015 from $10.5 million during the first half of 2014, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased amortization of customer relationship intangible assets of $2.2 million incurred in connection with our 2014 acquisitions. Depreciation and amortization within our TL business increased to $10.2 million during the first half of 2015 from $6.8 million during the first half of 2014. Within our LTL business, depreciation and amortization was $1.6 million during the both the first half of 2015 and 2014. Within our TMS business, depreciation and amortization increased to $2.0 million during the first half of 2015 from $1.5 million during the first half of 2014. At corporate, depreciation and amortization increased to $0.7 million during the first half of 2015 from $0.6 million during the first half of 2014.
Operating Income
Consolidated operating income was $58.0 million during the first half of 2015 compared with $46.2 million during the first half of 2014. As a percentage of revenues, operating income increased to 5.8% during the first half of 2015 from 5.5% during the first half of 2014.
Within our TL business, operating income increased by $8.4 million, or 30.0%, to $36.4 million during the first half of 2015 from $28.0 million during the first half of 2014. As a percentage of TL revenues, operating income decreased to 6.3% during the first half of 2015 from 6.6% during the first half of 2014, primarily as a result of the factors above.
Within our LTL business, operating income increased by $2.3 million, or 16.0%, to $17.0 million during the first half of 2015 from $14.7 million during the first half of 2014. As a percentage of LTL revenues, operating income increased to 6.3% during the first half of 2015 from 5.1% during the first half of 2014, primarily as a result of the factors above.
Within our TMS business, operating income increased by $3.9 million, or 41.3%, to $13.5 million during the first half of 2015 from $9.6 million during the first half of 2014. As a percentage of TMS revenues, operating income increased to 7.9% during the first half of 2015 from 6.9% during the first half of 2014, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $9.0 million during the first half of 2015 from $5.1 million during the first half of 2014, primarily as a result of the increased debt related to our 2014 acquisitions.
Income Tax
Income tax provision was $19.0 million during the first half of 2015 compared to $15.9 million during the first half of 2014. The effective tax rate was 38.7% during both the first half of 2015 and the first half of 2014. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $30.1 million during the first half of 2015 compared to $25.2 million during the first half of 2014.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and proceeds from the sale of our common stock. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of June 30, 2015, we had $6.5 million in cash and cash equivalents, $89.3 million of availability under our credit facility, and $192.0 million in net working capital. As we continue to execute on our acquisition and growth strategy, additional financing may be necessary within the next 12 months.
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
Our credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the three and six months ended June 30, 2015, we were in compliance with the financial covenants contained in the credit agreement. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$19,963	$3,504
Investing activities	(25,805)	(118,430)
Financing activities	960	117,829
Net change in cash and cash equivalents	$(4,882)	$2,903
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $30.1 million net income and the $20.0 million cash provided by operating activities during the six months ended June 30, 2015 was primarily attributable to a $28.0 million increase in our accounts receivable, a $2.6 million decrease in accrued expenses, and excess tax benefit on share-based compensation of $1.2 million, which was primarily offset by $15.5 million of depreciation and amortization, a $5.5 million increase in accounts payable, a $2.4 million decrease in our prepaid expenses and other assets, $1.6 million of share-based compensation, deferred tax provision of $1.4 million, $1.0 million of provision for bad debt, and loss on disposal of buildings and equipment of $0.1 million.
Cash Flows from Investing Activities
Cash used in investing activities was $25.8 million during the six months ended June 30, 2015, which reflects $27.7 million of capital expenditures used to support our operations and $0.1 million paid in connection with the purchase price adjustment related to the 2014 acquisition of Active Aero. These payments were offset by the proceeds from the sale of buildings and equipment of $2.0 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $1.0 million during the six months ended June 30, 2015, which primarily reflects proceeds from the issuance of common stock upon the exercise of stock options of $3.2 million and excess tax benefits on share-based compensation of $1.2 million, offset by the payment of contingent earnouts of $3.3 million and the reduction of a capital lease obligation of $0.1 million.
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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $350.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $190.0 million as of June 30, 2015, a 1.0% increase in the borrowing rate would increase our annual interest expense by $5.4 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. We maintain liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We believes we have adequate insurance to cover losses in excess of the deductible amount. As of June 30, 2015 and December 31, 2014, we had reserves for estimated uninsured losses of $5.9 million and $5.8 million, respectively.
In addition to the legal proceedings described above, like many others in the transportation services industry, we are a defendant in three purported class-action lawsuits in California alleging violations of various California labor laws. The plaintiffs in each of these lawsuits seek to recover unspecified monetary damages and other items. In addition, the California Division of Labor Standards and Enforcement has brought administrative actions against us on behalf of six individuals alleging that we violated California labor laws. Given the early stage of all of the proceedings described in this paragraph, we are not able to assess with certainty the outcome of these proceedings or the amount or range of potential damages or future payments associated with these proceedings at this time. We believe we have meritorious defenses to these actions and intend to defend these proceedings vigorously. However, any legal proceeding is subject to inherent uncertainties, and we cannot assure you that the expenses associated with defending these actions or their resolution will not have a material adverse effect on our business, operating results, or financial condition.

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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

10.27	Separation Agreement and Release, dated June 10, 2015, by and between the Registrant and Brian J. van Helden

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: August 3, 2015	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2015	By:	/s/ Peter R. Armbruster
Peter R. Armbruster
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)