Form 10-Q
period 2015-09-30
Roadrunner Transportation Systems, Inc.
filed 2015-11-09
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2015, there were outstanding 38,265,869 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,071	$11,345
Accounts receivable, net of allowances of $5,120 and $4,209, respectively	290,865	284,379
Deferred income taxes	7,542	8,607
Prepaid expenses and other current assets	52,996	46,658
Total current assets	360,474	350,989
Property and equipment, net of accumulated depreciation of $61,732 and $47,629, respectively	188,025	146,850
Other assets:
Goodwill	686,987	669,652
Intangible assets, net	80,239	79,878
Other noncurrent assets	13,633	10,451
Total other assets	780,859	759,981
Total assets	$1,329,358	$1,257,820
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$15,000	$10,000
Accounts payable	110,242	118,743
Accrued expenses and other liabilities	44,813	42,352
Total current liabilities	170,055	171,095
Long-term debt, net of current maturities	443,000	420,000
Other long-term liabilities	115,586	107,950
Total liabilities	728,641	699,045
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 38,266 and 37,925 shares issued and outstanding	383	379
Additional paid-in capital	396,797	390,725
Retained earnings	203,537	167,671
Total stockholders’ investment	600,717	558,775
Total liabilities and stockholders’ investment	$1,329,358	$1,257,820
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$497,173	$498,086	$1,504,073	$1,340,298
Operating expenses:
Purchased transportation costs	326,251	347,247	1,000,815	926,600
Personnel and related benefits	65,997	55,533	193,846	148,574
Other operating expenses	81,559	61,781	213,590	174,559
Depreciation and amortization	8,443	6,319	22,855	16,788
Acquisition transaction expenses	564	1,926	564	2,305
Total operating expenses	482,814	472,806	1,431,670	1,268,826
Operating income	14,359	25,280	72,403	71,472
Interest expense	4,913	3,827	13,895	8,936
Income before provision for income taxes	9,446	21,453	58,508	62,536
Provision for income taxes	3,655	7,040	22,642	22,941
Net income available to common stockholders	$5,791	$14,413	$35,866	$39,595
Earnings per share available to common stockholders:
Basic	$0.15	$0.38	$0.94	$1.05
Diluted	$0.15	$0.37	$0.91	$1.01
Weighted average common stock outstanding:
Basic	38,264	37,920	38,149	37,827
Diluted	39,471	39,380	39,446	39,268
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$35,866	$39,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,448	18,189
Gain on disposal of property and equipment	(205)	(195)
Share-based compensation	2,044	1,750
Provision for bad debts	1,852	2,268
Excess tax benefit on share-based compensation	(1,175)	(1,442)
Deferred tax provision	2,054	5,229
Changes in:
Accounts receivable	(3,340)	(55,317)
Prepaid expenses and other assets	(7,287)	(7,238)
Accounts payable	(9,936)	19,356
Accrued expenses and other liabilities	(1,859)	(4,643)
Net cash provided by operating activities	42,462	17,552
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(32,364)	(232,026)
Capital expenditures	(43,206)	(30,556)
Proceeds from sale of buildings and equipment	5,313	3,778
Net cash used in investing activities	(70,257)	(258,804)
Cash flows from financing activities:
Borrowings under revolving credit facilities	154,127	341,165
Payments under revolving credit facilities	(231,127)	(117,099)
Long-term debt borrowings	110,000	33,750
Long-term debt payments	(5,000)	(6,875)
Debt issuance cost	(2,713)	(2,447)
Payments of contingent earnouts	(3,317)	(4,804)
Proceeds from issuance of common stock, net of issuance costs	2,857	3,414
Excess tax benefit on share-based compensation	1,175	1,442
Reduction of capital lease obligation	(481)	(66)
Net cash provided by financing activities	25,521	248,480
Net (decrease) increase in cash and cash equivalents	(2,274)	7,228
Cash and cash equivalents:
Beginning of period	11,345	5,438
End of period	$9,071	$12,666
Supplemental cash flow information:
Cash paid for interest	$11,685	$7,719
Cash paid for income taxes, net	$12,078	$14,759
Non-cash capital leases and other obligations to acquire assets	$6,399	$—
Non-cash contingent earnout	$4,114	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: truckload logistics (“TL”), less-than-truckload (“LTL”), and Global Solutions. Within its TL business, the Company operates a network of 49 TL service centers, four freight consolidation and inventory management centers, and 23 company dispatch offices and is augmented by over 100 independent brokerage agents. Within its LTL business, the Company operates 45 LTL service centers throughout the United States, complemented by relationships with over 160 delivery agents. Within its Global Solutions business, the Company operates from eight service centers and 11 dispatch offices throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service, including domestic and international air and ocean transportation services, to its customers. The Company operates primarily in the United States.
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
Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also its reportable segments: TL, LTL, and Global Solutions.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective for the Company in 2018. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is in the process of evaluating the guidance in this Accounting Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
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
On March 14, 2014, the Company acquired all of the outstanding stock of Unitrans, Inc. ("Unitrans") for the purpose of expanding its current market presence in the Global Solutions segment. Cash consideration paid was $53.3 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5.
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
On July 28, 2015, the Company acquired all of the outstanding partnership interests of Stagecoach Cartage and Distribution LP ("Stagecoach") for the purpose of expanding its presence within the TL segment. Cash consideration paid was $32.3 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The Stagecoach purchase agreement calls for contingent consideration in the form of an earnout capped at $5.0 million. The former owners of Stagecoach are entitled to receive a payment equal to the amount by which Stagecoach's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $7.0 million for the twelve month periods ending July 31, 2016, 2017, 2018, and 2019.
The acquisition of Stagecoach is considered individually immaterial. The acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero (collectively, "2014 acquisitions") are considered individually immaterial, but material in the aggregate. The following table summarizes the allocation of the purchase price paid to the fair value of the net assets for the 2014 acquisitions in the aggregate (in thousands):

2014 Acquisitions
Accounts receivable	$68,128
Other current assets	7,660
Property and equipment	29,892
Goodwill	153,522
Customer relationship intangible assets	54,347
Accounts payable and other liabilities	(82,644)
Total	$230,905
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Goodwill associated with the Stagecoach acquisition and the 2014 acquisitions will not be deductible for tax purposes. Purchase accounting is considered final for the 2014 acquisitions. Purchase accounting for the Stagecoach acquisition is considered preliminary as of September 30, 2015.
From the dates of acquisition through September 30, 2014, the 2014 acquisitions contributed revenues of $98.6 million and $180.6 million for the three and nine months ended September 30, 2014, respectively, and contributed net income of $5.3 million and $10.9 million for the three and nine months ended September 30, 2014, respectively, before the incremental acquisition transaction expenses associated with each acquisition.
The following supplemental unaudited pro forma financial information of the Company for the three and nine months ended September 30, 2014 includes the results of operations for the 2014 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2014 (in thousands).

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Revenues	$529,169	$1,546,672
Net income	$14,698	$44,452
The supplemental unaudited pro forma financial information above is presented for informational purposes only. It is not intended to project the future financial position or operating results of the combined company.
3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company evaluates goodwill and intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach that begins with the estimation of the fair value at the reporting unit level. We have four reporting units for our three operating segments. We have one reporting unit for our LTL segment, two reporting units for our TL segment, and one reporting unit for our Global Solutions segment.
For purposes of our impairment analysis, the fair value of our reporting units are estimated based upon an average of an income fair value approach and a market fair value approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates, and growth rates, among others. The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. The Company completed its annual impairment analysis as of July 1, 2015, and determined no impairment had occurred, as each reporting unit's calculated fair value exceeded the carrying value by at least 35% at the time of its evaluation. As a result, there is no goodwill impairment for any of the periods presented in the Company's condensed consolidated financial statements.
Subsequent to our annual impairment analysis as of July 1, 2015, a decline in revenues during the quarter ended September 30, 2015, resulted in a triggering event that requires the Company to perform an interim goodwill impairment analysis as of September 30, 2015. Due to the significant effort that is required to determine the implied fair value of the reporting units' goodwill, through assessing revenue growth, operating margin, and discount rate assumptions, as well as the lack of updated market data, the Company has not completed the interim goodwill impairment analysis as of September 30, 2015 and will complete the analysis during the fourth quarter of 2015.
The following is a rollforward of goodwill from December 31, 2014 to September 30, 2015 by reportable segment (in thousands):

	TL	LTL	Global Solutions	Total
Goodwill balance as of December 31, 2014	$319,051	$197,312	$153,289	$669,652
Adjustments to goodwill for purchase accounting	1,598	—	—	1,598
Goodwill related to acquisitions	15,737	—	—	15,737
Goodwill balance as of September 30, 2015	$336,386	$197,312	$153,289	$686,987

Intangible assets consist primarily of customer relationships acquired from business acquisitions. Intangible assets as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$66,673	$(12,378)	$54,295	$60,173	$(8,356)	$51,817
LTL	1,358	(1,000)	358	1,358	(950)	408
Global Solutions	31,522	(5,936)	25,586	31,522	(3,869)	27,653
Total	$99,553	$(19,314)	$80,239	$93,053	$(13,175)	$79,878
The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $2.0 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively, and $6.1 million and $3.3 million for the nine months ended September 30, 2015 and 2014, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of September 30, 2015 is as follows (in thousands):

Remainder 2015	$2,262
2016	8,855
2017	8,734
2018	8,471
2019	8,168
2020	7,795
Thereafter	35,954
Total	$80,239
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
Certain of the Company’s acquisitions contain contingent purchase obligations in the form of earn-outs as described in Note 2. The contingent purchase obligation related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value. Changes to the fair value are recognized as income or expense within other operating expenses in the condensed consolidated statements of operations. In measuring the fair value of the contingent purchase obligation, the Company used an income approach that considers the expected future earnings of the acquired businesses, for the varying performance periods, based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate. The range of undiscounted outcomes for the estimated contingent payments is zero to $10.4 million.

The following table presents information, as of September 30, 2015 and December 31, 2014, about the Company’s financial liabilities (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$7,652	$7,652
Total liabilities at fair value	$—	$—	$7,652	$7,652

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$7,665	$7,665
Total liabilities at fair value	$—	$—	$7,665	$7,665
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and nine months ended September 30, 2015 and 2014 and the year ended December 31, 2014 (in thousands):

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2015	2014	2015	2014	2014
Balance, beginning of period	$3,481	$11,726	$7,665	$17,054	$17,054
Earnouts related to acquisitions	4,114	—	4,114	—	—
Payments of contingent purchase obligations	—	—	(3,317)	(4,804)	(4,804)
Adjustments to contingent purchase obligations (1)	57	(3,171)	(810)	(3,695)	(4,585)
Balance, end of period	$7,652	$8,555	$7,652	$8,555	$7,665

(1)	Adjustments to contingent purchase obligations are reported in other operating expenses in the condensed consolidated statements of operations.

5. Long-Term Debt
Long-term debt as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Senior debt:
Revolving credit facility	$158,000	$235,000
Term loan	300,000	195,000
Total debt	458,000	430,000
Less: Current maturities	(15,000)	(10,000)
Total long-term debt, net of current maturities	$443,000	$420,000
On September 24, 2015, the Company entered into a sixth amended and restated credit agreement (the "credit agreement") with U.S. Bank National Association and other lenders, which increased the revolving credit facility from $350.0 million to $400.0 million and the term loan from $200.0 million to $300.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $3.8 million. The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy described in Note 4. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The current debt agreement prohibits the Company from paying dividends without the consent of the lenders. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.25%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.25%. The revolving credit facility also provides for the issuance of up to $40.0 million in letters of credit. As of September 30, 2015, the Company had outstanding letters of credit totaling $20.5 million. As of September 30, 2015, total availability under the revolving credit facility was $221.5 million and the average interest rate on the credit agreement was 3.5%.

6. Stockholders’ Investment
Changes in stockholders’ investment for the three and nine months ended September 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$594,812	$530,764	$558,775	$500,365
Net income	5,791	14,413	35,866	39,595
Share-based compensation	423	614	2,044	1,750
Issuance costs from secondary stock offering	(225)	—	(225)	—
Issuance of common stock from share-based compensation	(68)	—	3,082	2,715
Excess tax benefit on share-based compensation	(16)	76	1,175	1,442
Ending balance	$600,717	$545,867	$600,717	$545,867
7. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2015 and 2014, diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options, the conversion of warrants, and the delivery of stock underlying restricted stock units using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income available to common stockholders used in the computation of basic and diluted earnings per share.
As of September 30, 2015 and 2014, all stock options, warrants, and restricted stock units were included in the computation of diluted earnings per share. The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic weighted average common stock outstanding	38,264	37,920	38,149	37,827
Effect of dilutive securities
Employee stock options	70	158	96	187
Warrants	1,089	1,239	1,150	1,226
Restricted stock units	48	63	51	28
Diluted weighted average common stock outstanding	39,471	39,380	39,446	39,268
8. Income Taxes
The effective income tax rate was 38.7% for the three months ended September 30, 2015 and 32.8% for the three months ended September 30, 2014. The effective tax rate during the third quarter of 2014 was impacted by net contingent earnout adjustments of $3.3 million related to prior acquisitions in the TL segment. The effective income tax rate was 38.7% for the nine months ended September 30, 2015 and 36.7% for the nine months ended September 30, 2014. The effective tax rate during the first nine months of 2014 was impacted by net contingent earnout adjustments of $3.9 million related to prior acquisitions in the TL segment. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.

9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $18.4 million as of September 30, 2015.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of September 30, 2015.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The declining quality and performance of the equipment in certain lease purchase programs has caused escalating repair and maintenance expenses for the Company's ICs, which coupled with the softened demand experienced during the third quarter of 2015 resulted in increased turnover and default by certain ICs. As a result, the Company has experienced an acceleration of its IC recruiting costs, guarantee payments, and reseating and reconditioning costs associated with these lease purchase programs. Accordingly, the Company decided to terminate certain lease purchase guarantee programs in favor of new lease purchase programs that do not involve a guarantee from the Company and utilize newer equipment under warranty. For the quarter ended September 30, 2015, the Company recorded a charge of $5.0 million associated with the termination of these lease purchase guarantee programs, of which the Company paid $2.0 million during the third quarter and reserved $3.0 million for future estimated guarantee payments, reconditioning costs, and loss on the underlying equipment for the programs being terminated. Payments made by the Company under the guarantees were de minimis for the three and nine months ended September 30, 2014.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of September 30, 2015 and December 31, 2014, the Company had reserves for estimated uninsured losses of $7.4 million and $5.8 million, respectively.
In addition to the legal proceedings described above, like many others in the transportation services industry, the Company is a defendant in four purported class-action lawsuits in California alleging violations of various California labor laws and one purported class-action lawsuit in Illinois alleging violations of the Illinois Wage Payment and Collection Act. The plaintiffs in each of these lawsuits seek to recover unspecified monetary damages and other items. In addition, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company on behalf of seven individuals alleging that the Company violated California labor laws. Given the early stage of all of the proceedings described in this paragraph, the Company is not able to assess with certainty the outcome of these proceedings or the amount or range of potential damages or future payments associated with these proceedings at this time. The Company believes it has meritorious defenses to these actions and intends to defend these proceedings vigorously. However, any legal proceeding is subject to inherent uncertainties, and the Company cannot assure that the expenses associated with defending these actions or their resolution will not have a material adverse effect on its business, operating results, or financial condition.
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay transaction fees and an annual advisory fee of $0.1 million. As of September 30, 2015, the Company owed $0.8 million to HCI for services performed in connection with the sixth amended and restated credit agreement. No money was paid to HCI for the three months ended September 30, 2015. The Company paid an aggregate of $0.1 million to HCI for advisory fees and travel expenses during the nine months ended September 30, 2015. The Company paid an aggregate of $0.8 million to HCI for services performed in connection with the fifth amended and restated credit agreement, advisory fees, and travel expenses during both the three and nine months ended September 30, 2014.
12. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also its reportable segments: TL, LTL, and Global Solutions.
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

The following table reflects certain financial data of the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
TL	$292,951	$262,865	$870,614	$687,539
LTL	127,284	151,069	397,872	436,232
Global Solutions	82,392	87,240	254,127	225,695
Eliminations	(5,454)	(3,088)	(18,540)	(9,168)
Total	497,173	498,086	1,504,073	1,340,298
Operating income:
TL	$15,277	$18,474	$51,720	$46,500
LTL	1,955	5,478	18,981	20,154
Global Solutions	6,612	6,708	20,123	16,273
Corporate	(9,485)	(5,380)	(18,421)	(11,455)
Total operating income	14,359	25,280	72,403	71,472
Interest expense	4,913	3,827	13,895	8,936
Income before provision for income taxes	$9,446	$21,453	$58,508	$62,536
Depreciation and amortization:
TL	$6,236	$4,266	$16,414	$11,050
LTL	822	912	2,394	2,531
Global Solutions	1,024	866	3,021	2,333
Corporate	361	275	1,026	874
Total	$8,443	$6,319	$22,855	$16,788
Capital expenditures(1) (2):
TL	$10,198	$6,311	$31,817	$22,570
LTL	2,120	1,963	6,391	4,142
Global Solutions	2,530	261	2,978	1,278
Corporate	644	540	8,496	2,566
Total	$15,492	$9,075	$49,682	$30,556

(1)
The total capital expenditures for the three and nine months ended September 30, 2015 and September 30, 2014 includes both cash and non-cash portions as reflected in the Condensed Consolidated Statements of Cash Flows.

(2)
Certain capital expenditures were reclassified between segments to conform with the current period presentation.  This change in presentation had no effect on our prior year condensed consolidated results of operations, financial condition, or cash flows.

	September 30, 2015	December 31, 2014
Assets:
TL	$815,535	$691,096
LTL	738,157	782,268
Global Solutions	245,088	242,512
Corporate	11,996	4,919
Eliminations	(481,418)	(462,975)
	$1,329,358	$1,257,820

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
We are a leading asset-light transportation and logistics service provider offering a comprehensive suite of global supply chain solutions, including customized and expedited less-than-truckload ("LTL"), truckload logistics (“TL”), intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, expedited services, air freight, international freight forwarding, customs brokerage, and transportation management solutions. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end-market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment (as a percentage of revenues) in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Truckload Logistics. Within our TL business, we arrange the pickup, delivery, freight consolidation, and inventory management of TL freight through our network of 49 TL service centers, four freight consolidation and inventory management centers, 23 company dispatch offices, and over 100 independent brokerage agents located throughout the United States and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of refrigerated foods, poultry, and beverages. We also offer on-demand expedited services. We believe this specialization provides consistent shipping volume year-over-year.
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
Global Solutions. Within our Global Solutions business, we offer a “one-stop” domestic and international transportation and logistics solution, including access to the most cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, and dispatch. Our customized Global Solutions offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our Global Solutions segment also includes domestic and international air and ocean transportation services and customs brokerage.
Our success principally depends on our ability to generate revenues through our network of sales personnel and independent brokerage agents and to deliver freight in all modes safely, on time, and cost-effectively through a suite of solutions tailored to the needs of each customer. Customer shipping demand, over-the-road freight tonnage levels, and equipment capacity ultimately drive increases or decreases in our revenues. Our ability to operate profitably and generate cash is also impacted by purchased transportation costs, fuel costs, pricing dynamics, customer mix, and our ability to manage costs effectively. Within our TL business, we typically charge a flat rate negotiated on each load hauled. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is typically comprised of a base rate, a fuel surcharge, and any applicable service fees. Within our Global Solutions business, we typically charge a variable rate on each shipment, in addition to transaction or service fees appropriate for the solution we have provided to meet a specific customer’s needs.

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
Purchased transportation costs within our TL business are generally based on negotiated rates for each load hauled. Purchased transportation costs within our LTL business represent amounts we pay to ICs or purchased power providers and are generally contractually agreed-upon rates. Within our Global Solutions business, purchased transportation costs include payments made to our purchased power providers, which are generally contractually agreed-upon rates. Purchased transportation costs are the largest component of our cost structure. Our purchased transportation costs typically increase or decrease in proportion to revenues.
Our ability to maintain or grow existing tonnage levels is impacted by overall economic conditions, shipping demand, and over-the-road freight capacity in North America, as well as by our ability to compete effectively in terms of pricing, safety, and on-time delivery.
The pricing environment in the transportation industry also impacts our operating performance. Pricing within our TL business generally has fewer influential factors than pricing within our LTL business, but is typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix. Our LTL pricing is typically measured by billed revenue per hundredweight, which is often referred to as “yield.” Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency and consistency, length of haul, freight density, and customer and geographic mix. Since we offer both LTL and TL shipping as part of our Global Solutions offering, pricing within our Global Solutions segment is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector.
The transportation industry is dependent upon the availability of adequate fuel supplies and the price of fuel. Fuel prices have fluctuated dramatically over recent years. Within our TL and Global Solutions businesses, we pass fuel costs through to our customers. As a result, our operating income in these businesses is less impacted by changes in fuel prices. Within our LTL business, our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. Although revenues from fuel surcharges generally offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, our operating margins could be impacted.
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

Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, Global Solutions, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and Global Solutions business segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and Global Solutions business segments are expressed as a percentage of segment revenues. Corporate and total statement of operations data are expressed as a percentage of consolidated revenues.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
TL	$292,951	58.9%	$262,865	52.8%	$870,614	57.9%	$687,539	51.3%
LTL	127,284	25.6%	151,069	30.3%	397,872	26.5%	436,232	32.5%
Global Solutions	82,392	16.6%	87,240	17.5%	254,127	16.9%	225,695	16.8%
Eliminations	(5,454)	(1.1)%	(3,088)	(0.6)%	(18,540)	(1.2)%	(9,168)	(0.7)%
Total	497,173	100.0%	498,086	100.0%	1,504,073	100.0%	1,340,298	100.0%
Purchased transportation costs:
TL	182,237	62.2%	173,355	65.9%	554,664	63.7%	451,952	65.7%
LTL	88,879	69.8%	112,756	74.6%	275,556	69.3%	318,797	73.1%
Global Solutions	60,589	73.5%	64,224	73.6%	189,135	74.4%	165,019	73.1%
Eliminations	(5,454)	(1.1)%	(3,088)	(0.6)%	(18,540)	(1.2)%	(9,168)	(0.7)%
Total	326,251	65.6%	347,247	69.7%	1,000,815	66.5%	926,600	69.1%
Other operating expenses (1):
TL	89,201	30.4%	66,770	25.4%	247,816	28.5%	178,037	25.9%
LTL	35,628	28.0%	31,923	21.1%	100,941	25.4%	94,750	21.7%
Global Solutions	14,167	17.2%	15,442	17.7%	41,848	16.5%	42,070	18.6%
Corporate	9,124	1.8%	5,105	1.0%	17,395	1.2%	10,581	0.8%
Total	148,120	29.8%	119,240	23.9%	408,000	27.1%	325,438	24.3%
Depreciation and amortization:
TL	6,236	2.1%	4,266	1.6%	16,414	1.9%	11,050	1.6%
LTL	822	0.6%	912	0.6%	2,394	0.6%	2,531	0.6%
Global Solutions	1,024	1.2%	866	1.0%	3,021	1.2%	2,333	1.0%
Corporate	361	0.1%	275	0.1%	1,026	0.1%	874	0.1%
Total	8,443	1.7%	6,319	1.3%	22,855	1.5%	16,788	1.3%
Operating income:
TL	15,277	5.2%	18,474	7.0%	51,720	5.9%	46,500	6.8%
LTL	1,955	1.5%	5,478	3.6%	18,981	4.8%	20,154	4.6%
Global Solutions	6,612	8.0%	6,708	7.7%	20,123	7.9%	16,273	7.2%
Corporate	(9,485)	(1.9)%	(5,380)	(1.1)%	(18,421)	(1.2)%	(11,455)	(0.9)%
Total	14,359	2.9%	25,280	5.1%	72,403	4.8%	71,472	5.3%
Interest expense	4,913	1.0%	3,827	0.8%	13,895	0.9%	8,936	0.7%
Income before provision for income taxes	9,446	1.9%	21,453	4.3%	58,508	3.9%	62,536	4.7%
Provision for income taxes	3,655	0.7%	7,040	1.4%	22,642	1.5%	22,941	1.7%
Net income available to common stockholders	$5,791	1.2%	$14,413	2.9%	$35,866	2.4%	$39,595	3.0%

(1)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenues
Consolidated revenues decreased by $0.9 million, or 0.2%, to $497.2 million during the third quarter of 2015 from $498.1 million during the third quarter of 2014.
TL revenues increased by $30.1 million, or 11.4%, to $293.0 million during the third quarter of 2015 from $262.9 million during the third quarter of 2014, primarily due to the acquisitions of ISI, Active Aero, and Stagecoach. TL revenues were impacted by lower fuel surcharges and lower volumes due to softening customer demand.
LTL revenues decreased by $23.8 million, or 15.7%, to $127.3 million during the third quarter of 2015 from $151.1 million during the third quarter of 2014. LTL revenues were impacted quarter-over-quarter by softening customer demand and a drop in fuel prices that resulted in an $8.6 million, or 32.2%, decrease in fuel surcharge revenue and an 18.1% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by an 10.8% increase in revenue per hundredweight excluding fuel from the prior year third quarter due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues decreased by $4.8 million, or 5.6%, to $82.4 million during the third quarter of 2015 from $87.2 million during the third quarter of 2014 primarily, due to lower West Coast port volumes and a downturn in volumes from a specific customer at one of our operating companies.
Purchased Transportation Costs
Consolidated purchased transportation costs decreased by $20.9 million, or 6.0%, to $326.3 million during the third quarter of 2015 from $347.2 million during the third quarter of 2014.
TL purchased transportation costs increased by $8.8 million, or 5.1%, to $182.2 million during the third quarter of 2015 from $173.4 million during the third quarter of 2014. This increase was primarily the result of our TL acquisitions of ISI, Active Aero, and Stagecoach. TL purchased transportation costs as a percentage of TL revenues decreased to 62.2% during the third quarter of 2015 from 65.9% during the third quarter of 2014.
LTL purchased transportation costs decreased by $23.9 million, or 21.2%, to $88.9 million during the third quarter of 2015 from $112.8 million during the third quarter of 2014, and decreased as a percentage of LTL revenues to 69.8% during the third quarter of 2015 from 74.6% during the third quarter of 2014, primarily as a result of the operational and pricing initiatives implemented in December 2014 that have continued throughout 2015. Excluding fuel surcharges, our average linehaul cost per mile decreased to $1.24 during the third quarter of 2015 from $1.29 during the third quarter of 2014.
Global Solutions purchased transportation costs decreased by $3.6 million, or 5.7%, to $60.6 million during the third quarter of 2015 from $64.2 million during the third quarter of 2014, and decreased as a percentage of Global Solutions revenues to 73.5% during the third quarter of 2015 from 73.6% during the third quarter of 2014.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $28.9 million, or 24.2%, to $148.1 million during the third quarter of 2015 from $119.2 million during the third quarter of 2014.
Within our TL business, other operating expenses increased by $22.4 million, or 33.6%, to $89.2 million during the third quarter of 2015 from $66.8 million during the third quarter of 2014, primarily as a result of our acquisitions of ISI, Active Aero, and Stagecoach, which accounted for $11.1 million of the increase, increased insurance and claims expense of $2.4 million, which resulted primarily from an increase in the number of severe accidents occurring during the quarter, increased lease and maintenance expense of $0.6 million, and net contingent earnout adjustments of $3.3 million recorded during the third quarter of 2014 related to prior TL acquisitions. As a percentage of TL revenues, other operating expenses increased to 30.4% during the third quarter of 2015 from 25.4% during the third quarter of 2014.
Within our LTL business, other operating expenses increased by $3.7 million, or 11.6%, to $35.6 million during the third quarter of 2015 from $31.9 million during the third quarter of 2014, primarily due to increased insurance and claims expense of $0.9 million and increased lease and maintenance expense of $1.3 million. As a percentage of LTL revenues, other operating expenses increased to 28.0% during the third quarter of 2015 from 21.1% during the third quarter of 2014.
Within our Global Solutions business, other operating expenses decreased by $1.2 million, or 8.3%, to $14.2 million during the third quarter of 2015 from $15.4 million during the third quarter of 2014. As a percentage of Global Solutions revenues, other operating expenses decreased to 17.2% during the third quarter of 2015 from 17.7% during the third quarter of 2014.

Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses increased to $9.1 million during the third quarter of 2015 from $5.1 million during the third quarter of 2014 primarily as a result of the $5.0 million charge that we recorded in connection with the termination of certain IC lease purchase guarantee programs as described in Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. These additional costs were offset by a decrease in acquisition transaction expenses of $1.4 million quarter-over-quarter.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $8.4 million during the third quarter of 2015 from $6.3 million during the third quarter of 2014, reflecting increases in property, plant, and equipment attributable to our acquisitions along with increased amortization of customer relationship intangible assets of $0.6 million. Depreciation and amortization within our TL business increased to $6.2 million during the third quarter of 2015 from $4.3 million during the third quarter of 2014. Within our LTL business, depreciation and amortization decreased to $0.8 million during the third quarter of 2015 from $0.9 million during the third quarter of 2014. Within our Global Solutions business, depreciation and amortization increased to $1.0 million during the third quarter of 2015 from $0.9 million during the third quarter of 2014. Corporate depreciation and amortization increased to $0.4 million during the third quarter of 2015 from $0.3 million during the third quarter of 2014.
Operating Income
Consolidated operating income was $14.4 million during the third quarter of 2015 compared with $25.3 million during the third quarter of 2014. As a percentage of revenues, operating income decreased to 2.9% during the third quarter of 2015 from 5.1% during the third quarter of 2014.
Within our TL business, operating income decreased by $3.2 million, or 17.3%, to $15.3 million during the third quarter of 2015 from $18.5 million during the third quarter of 2014. As a percentage of TL revenues, operating income decreased to 5.2% during the third quarter of 2015 from 7.0% during the third quarter of 2014, primarily as a result of the factors above.
Within our LTL business, operating income decreased by $3.5 million, or 64.3%, to $2.0 million during the third quarter of 2015 from $5.5 million during the third quarter of 2014. As a percentage of LTL revenues, operating income decreased to 1.5% during the third quarter of 2015 from 3.6% during the third quarter of 2014, primarily as a result of the factors above.
Within our Global Solutions business, operating income decreased slightly to $6.6 million during the third quarter of 2015 from $6.7 million during the third quarter of 2014. As a percentage of Global Solutions revenues, operating income increased to 8.0% during the third quarter of 2015 from 7.7% during the third quarter of 2014, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $4.9 million during the third quarter of 2015 from $3.8 million during the third quarter of 2014, primarily as a result of the increased debt resulting from our 2014 acquisitions of ISI and Active Aero, and our recent acquisition of Stagecoach, as well as increased bank rates quarter-over-quarter.
Income Tax
Income tax provision was $3.7 million during the third quarter of 2015 compared to $7.0 million during the third quarter of 2014. The effective tax rate was 38.7% during the third quarter of 2015 and 32.8% during the third quarter of 2014. The effective tax rate during the third quarter of 2014 was impacted by net contingent earnout adjustments of $3.3 million related to prior acquisitions in the TL segment. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $5.8 million during the third quarter of 2015 compared to $14.4 million during the third quarter of 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenues
Consolidated revenues increased by $163.8 million, or 12.2%, to $1,504.1 million during the first nine months of 2015 from $1,340.3 million during the first nine months of 2014, the majority of which was attributable to the impact of our 2014 acquisitions and our recent acquisition of Stagecoach.
TL revenues increased by $183.1 million, or 26.6%, to $870.6 million during the first nine months of 2015 from $687.5 million during the first nine months of 2014, primarily due to the acquisitions of Rich Logistics, ISI, Active Aero, and Stagecoach.
LTL revenues decreased by $38.3 million, or 8.8%, to $397.9 million during the first nine months of 2015 from $436.2 million during the first nine months of 2014. LTL revenues were impacted year-over-year by a drop in fuel prices that resulted in a $15.8 million, or 30.9%, decrease in fuel surcharge revenue and a 12.6% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 11.6% increase in revenue per hundredweight excluding fuel from the prior year due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues increased by $28.4 million, or 12.6%, to $254.1 million during the first nine months of 2015 from $225.7 million during the first nine months of 2014. This growth was driven by our acquisition of Unitrans and organic growth.
Purchased Transportation Costs
Consolidated purchased transportation costs increased by $74.2 million, or 8.0%, to $1,000.8 million during the first nine months of 2015 from $926.6 million during the first nine months of 2014.
TL purchased transportation costs increased by $102.7 million, or 22.7%, to $554.7 million during the first nine months of 2015 from $452.0 million during the first nine months of 2014. This increase was primarily the result of our acquisitions of Rich Logistics, ISI, Active Aero, and Stagecoach. TL purchased transportation costs as a percentage of TL revenues decreased to 63.7% during the first nine months of 2015 from 65.7% during the first nine months of 2014.
LTL purchased transportation costs decreased by $43.2 million, or 13.6%, to $275.6 million during the first nine months of 2015 from $318.8 million during the first nine months of 2014, and decreased as a percentage of LTL revenues to 69.3% during the first nine months of 2015 from 73.1% during the first nine months of 2014, primarily as a result of the operational and pricing initiatives implemented in December 2014 that have continued through 2015. Excluding fuel surcharges, our average linehaul cost per mile decreased to $1.25 during the first nine months of 2015 from $1.28 during the first nine months of 2014.
Global Solutions purchased transportation costs increased by $24.1 million, or 14.6%, to $189.1 million during the first nine months of 2015 from $165.0 million during the first nine months of 2014, due to our acquisition of Unitrans and organic growth. Global Solutions purchased transportation costs as a percentage of Global Solutions revenues increased to 74.4% during the first nine months of 2015 from 73.1% during the first nine months of 2014.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $82.6 million, or 25.4%, to $408.0 million during the first nine months of 2015 from $325.4 million during the first nine months of 2014.
Within our TL business, other operating expenses increased by $69.8 million, or 39.2%, to $247.8 million during the first nine months of 2015 from $178.0 million during the first nine months of 2014, primarily as a result of our acquisitions of Rich Logistics, ISI, Active Aero, and Stagecoach, which accounted for $46.8 million of the increase, increased insurance and claims expense of $3.8 million, which resulted primarily from an increase in the number of severe accidents compared to the first nine months of 2014, increased lease and maintenance expense of $2.9 million, and net contingent earnout adjustments of $3.9 million recorded during the first nine months of 2014 related to prior TL acquisitions. As a percentage of TL revenues, other operating expenses was 28.5% during the first nine months of 2015 compared to 25.9% during the first nine months of 2014.
Within our LTL business, other operating expenses increased by $6.1 million, or 6.5%, to $100.9 million during the first nine months of 2015 from $94.8 million during the first nine months of 2014, primarily due to a $3.9 million increase in recruiting costs, increased insurance and claims expense of $0.3 million, and increased lease and maintenance expense of $0.8 million. As a percentage of LTL revenues, other operating expenses increased to 25.4% during the first nine months of 2015 from 21.7% during the first nine months of 2014.
Within our Global Solutions business, other operating expenses decreased by $0.3 million, or 0.5%, to $41.8 million during the first nine months of 2015 from $42.1 million during the first nine months of 2014. Global Solutions other operating expenses, as a percentage of Global Solutions revenues, decreased to 16.5% during the first nine months of 2015 from 18.6% during the first nine months of 2014.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses increased to $17.4 million during the first nine months of 2015 from $10.6 million during the first nine months of 2014, primarily as a result of the $5.0 million charge that we recorded in connection with the termination of certain IC lease purchase guarantee programs as described in Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as $1.2 million of severance expenses related to the separation with a former company executive officer.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $22.9 million during the first nine months of 2015 from $16.8 million during the first nine months of 2014, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased amortization of customer relationship intangible assets of $2.8 million incurred in connection with our 2014 acquisitions. Depreciation and amortization within our TL business increased to $16.4 million during the first nine months of 2015 from $11.1 million during the first nine months of 2014. Within our LTL business, depreciation and amortization decreased to $2.4 million during the first nine months of 2015 from $2.5 million during the first nine months of 2014. Within our Global Solutions business, depreciation and amortization increased to $3.0 million during the first nine months of 2015 from $2.3 million during the first nine months of 2014. Corporate depreciation and amortization increased to $1.0 million during the first nine months of 2015 from $0.9 million during the first nine months of 2014.
Operating Income
Consolidated operating income was $72.4 million during the first nine months of 2015 compared with $71.5 million during the first nine months of 2014. As a percentage of revenues, operating income decreased to 4.8% during the first nine months of 2015 from 5.3% during the first nine months of 2014.
Within our TL business, operating income increased by $5.2 million, or 11.2%, to $51.7 million during the first nine months of 2015 from $46.5 million during the first nine months of 2014. As a percentage of TL revenues, operating income decreased to 5.9% during the first nine months of 2015 from 6.8% during the first nine months of 2014, primarily as a result of the factors above.
Within our LTL business, operating income decreased by $1.2 million, or 5.8%, to $19.0 million during the first nine months of 2015 from $20.2 million during the first nine months of 2014. As a percentage of LTL revenues, operating income increased to 4.8% during the first nine months of 2015 from 4.6% during the first nine months of 2014, primarily as a result of the factors above.
Within our Global Solutions business, operating income increased by $3.8 million, or 23.7%, to $20.1 million during the first nine months of 2015 from $16.3 million during the first nine months of 2014. As a percentage of Global Solutions revenues, operating income increased to 7.9% during the first nine months of 2015 from 7.2% during the first nine months of 2014, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $13.9 million during the first nine months of 2015 from $8.9 million during the first nine months of 2014, primarily as a result of the increased debt related to our 2014 acquisitions and our recent acquisition of Stagecoach, as well as the increased bank rate year over year.
Income Tax
Income tax provision was $22.6 million during the first nine months of 2015 compared to $22.9 million during the first nine months of 2014. The effective tax rate was 38.7% during the first nine months of 2015 and 36.7% during the first nine months of 2014. The effective tax rate during the first nine months of 2014 was impacted by net contingent earnout adjustments of $3.9 million related to prior acquisitions in the TL segment. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $35.9 million during the first nine months of 2015 compared to $39.6 million during the first nine months of 2014.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and proceeds from the sale of our common stock. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of September 30, 2015, we had $9.1 million in cash and cash equivalents, $221.5 million of availability under our credit facility, and $181.3 million in net working capital. As we continue to execute on our acquisition and growth strategy, additional financing may be necessary within the next 12 months.
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
Our credit facility consists of a $300.0 million term loan and a revolving credit facility up to a maximum aggregate amount of $400.0 million, of which up to $10.0 million may be used for Swing Line Loans (as defined in the credit agreement) and up to $40.0 million may be used for letters of credit. The credit facility matures on July 9, 2019.
Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.25%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.25%.
Our credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the three and nine months ended September 30, 2015, we were in compliance with the financial covenants contained in the credit agreement. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$42,462	$17,552
Investing activities	(70,257)	(258,804)
Financing activities	25,521	248,480
Net change in cash and cash equivalents	$(2,274)	$7,228
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $35.9 million net income and the $42.5 million cash provided by operating activities during the nine months ended September 30, 2015 was primarily attributable to a $9.9 million decrease in accounts payable, a $7.3 million increase in our prepaid expenses and other assets, a $3.3 million increase in our accounts receivable, a $1.9 million decrease in accrued expenses, an excess tax benefit on share-based compensation of $1.2 million, and a gain on disposal of buildings and equipment of $0.2 million, which was primarily offset by $24.4 million of depreciation and amortization, $2.0 million of share-based compensation, a deferred tax provision of $2.1 million, and $1.9 million of provision for bad debt.

Cash Flows from Investing Activities
Cash used in investing activities was $70.3 million during the nine months ended September 30, 2015, which reflects $43.2 million of capital expenditures used to support our operations and a $32.3 million paid in connection with the acquisition of Stagecoach, as well as $0.1 million paid in connection with a purchase price adjustment related to the 2014 acquisition of Active Aero. These payments were offset by the proceeds from the sale of buildings and equipment of $5.3 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $25.5 million during the nine months ended September 30, 2015, which primarily reflects net borrowings of $28.0 million, proceeds from the issuance of common stock upon the exercise of stock options of $2.9 million, and excess tax benefits on share-based compensation of $1.2 million, offset by the payment of contingent earnouts of $3.3 million, debt issuance costs of $2.7 million, and the reduction of a capital lease obligation of $0.5 million.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
Subsequent to our annual impairment analysis as of July 1, 2015, a decline in revenues during the quarter ended September 30, 2015, resulted in a triggering event that requires us to perform an interim goodwill impairment analysis as of September 30, 2015. Due to the significant effort that is required to determine the implied fair value of the reporting units' goodwill, through assessing revenue growth, operating margin, and discount rate assumptions, as well as the lack of updated market data, we have not completed the interim goodwill impairment analysis as of September 30, 2015 and will complete the analysis during the fourth quarter of 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Risk
In our TL, LTL, and Global Solutions businesses, our primary market risk centers on fluctuations in fuel prices, which can affect our profitability. Diesel fuel prices fluctuate significantly due to economic, political, and other factors beyond our control. Our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to pass along our fuel surcharges.
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $400.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $300.0 million as of September 30, 2015, a 1.0% increase in the borrowing rate would increase our annual interest expense by $7.0 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We believe we have adequate insurance to cover losses in excess of the deductible amount. As of September 30, 2015 and December 31, 2014, we had reserves for estimated uninsured losses of $7.4 million and $5.8 million, respectively.
In addition to the legal proceedings described above, like many others in the transportation services industry, we are a defendant in four purported class-action lawsuits in California alleging violations of various California labor laws and one purported class-action lawsuit in Illinois alleging violations of the Illinois Wage Payment and Collection Act. The plaintiffs in each of these lawsuits seek to recover unspecified monetary damages and other items. In addition, the California Division of Labor Standards and Enforcement has brought administrative actions against us on behalf of seven individuals alleging that we violated California labor laws. Given the early stage of all of the proceedings described in this paragraph, we are not able to assess with certainty the outcome of these proceedings or the amount or range of potential damages or future payments associated with these proceedings at this time. We believe we have meritorious defenses to these actions and intend to defend these proceedings vigorously. However, any legal proceeding is subject to inherent uncertainties, and we cannot assure that the expenses associated with defending these actions or their resolution will not have a material adverse effect on our business, operating results, or financial condition.

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

10.28
Sixth Amended and Restated Credit Agreement, dated September 24, 2015, among the Registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto(1)

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

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 28, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: November 9, 2015	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Peter R. Armbruster
Peter R. Armbruster
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)