Form 10-K
period 2015-12-31
Roadrunner Transportation Systems, Inc.
filed 2016-03-01
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $728.9 million based on the closing price of such stock as reported on The New York Stock Exchange on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 25, 2016, there were outstanding 38,265,869 shares of the registrant’s Common Stock, par value $.01 per share.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our current reasonable expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors including, but not limited to, those described in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Annual Report on Form 10-K or future quarterly reports, press releases or company statements will not be realized. In addition, the inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. This information includes a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.
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
Overview
We are a leading asset-light transportation and logistics service provider offering a comprehensive suite of global supply chain solutions, including truckload logistics (“TL”), customized and expedited less-than-truckload ("LTL"), intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, expedited services, air freight, international freight forwarding, customs brokerage, and transportation management solutions. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end-market focus and annual freight expenditures. Purchased power providers are unrelated asset-based over-the-road transportation companies that provide us with freight capacity under non-exclusive contractual arrangements. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment (as a percentage of revenues) in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.
We have three operating segments:
Truckload Logistics. Within our TL business, we arrange the pickup, delivery, freight consolidation, and inventory management of truckload, intermodal, and ground and air expedited freight through our network of 48 TL service centers, four freight consolidation and inventory management centers, 23 company dispatch offices, and over 100 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated foods, poultry, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and consistent shipping volume year-over-year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 47 LTL service centers and over 180 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
Global Solutions. Within our Global Solutions business, we offer a “one-stop” domestic and international transportation and logistics solution, including access to the most cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our Global Solutions offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, and dispatch. Our customized Global Solutions offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our Global Solutions business also includes domestic and international air and ocean transportation services and customs brokerage.
Our Industry
Over-the-Road Freight
The over-the-road freight sector includes both private fleets (company drivers) and “for-hire” carriers (ICs and purchased power providers). According to the American Trucking Associations ("ATA"), the U.S. freight sector represented revenue of approximately $872.1 billion in 2014 and accounted for approximately 80% of domestic freight transportation spend. The ATA estimates that U.S. freight transportation will increase to over $1.5 trillion by 2026. Private fleets consist of tractors and trailers owned and operated by shippers that move their own goods and, according to the ATA, accounted for revenue of approximately $324.6 billion in 2014. For-hire carriers transport TL and LTL freight belonging to others and, according to the ATA, accounted for revenue of approximately $375.8 billion in 2014.
TL carriers dedicate an entire trailer to one shipper from origin to destination and are categorized by the type of equipment they use to haul a shipper’s freight, such as temperature-controlled, dry van, tank, or flatbed trailers. According to the ATA, excluding private fleets, revenue in the U.S. TL segment was approximately $319.1 billion in 2014.
LTL carriers specialize in consolidating shipments from multiple shippers into truckload quantities for delivery to multiple destinations. LTL carriers are traditionally divided into two categories — national and regional. National carriers typically focus on two-day or longer service across distances greater than 1,000 miles and often operate without time-definite delivery, while regional carriers typically offer time-definite delivery in less than two days. According to the ATA, the U.S. LTL market generated revenue of approximately $56.7 billion in 2014.
Third-Party Logistics
Third-party logistics ("3PL") providers offer transportation management solutions and distribution services, including the movement and storage of freight and the assembly of inventory. The U.S. 3PL sector revenue increased from approximately $76.9 billion in 2003 to approximately $157.2 billion in 2014 (and experienced growth each year during such period other than from 2008 to 2009), according to Armstrong & Associates, Inc., a leading supply chain market research firm. In addition, only 10.9% of logistics expenditures by U.S. businesses were outsourced in 2014, according to Armstrong & Associates. We believe that the market penetration of 3PL providers will expand in the future as companies increasingly redirect their resources to core competencies and outsource their transportation and logistics requirements as they realize the cost-effectiveness of 3PL providers.
Factors Important to Our Business
Our success principally depends on our ability to generate revenues through our network of sales personnel, proprietary bid technology, and independent brokerage agents and to deliver freight in all modes safely, on time, and cost-effectively through a suite of solutions tailored to the needs of each customer. Customer shipping demand, over-the-road freight tonnage levels, events leading to expedited shipping requirements, and equipment capacity ultimately drive increases or decreases in our revenues. Our ability to operate profitably and generate cash is also impacted by purchased transportation costs, fuel costs, pricing dynamics, customer mix, and our ability to manage costs effectively.
Agent Network and Sales Personnel.  In our TL business, we arrange the pickup and delivery of freight either through our growing sales force of over 200 dispatchers in 23 offices or through our network of over 100 independent brokerage agents. Brokerage agents complement our network of dispatch offices by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, brokerage agents typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for other costs associated with running their operations. In our LTL business, while many national asset-based LTL providers are encumbered by the fixed overhead costs associated with owning or leasing most or all of their de-consolidation and delivery facilities, we maintain our variable cost structure through the extensive use of delivery agents. We have a network of over 180 third-party LTL delivery agents that provide cost-effective delivery coverage throughout North America. In addition to our agent network, we market and sell our LTL services through a sales force of over 100 people, consisting of account executives, sales managers, inside sales representatives, and commissioned sales representatives. In our Global Solutions business, we have over 70 salespeople and commissioned sales representatives. Additionally, we have a growing integrated solutions team that cross sells all of our services.
Tonnage Levels and Capacity. Competition intensifies in the transportation industry as tonnage levels decrease and equipment capacity increases. Our ability to maintain or grow existing tonnage levels is impacted by overall economic conditions, shipping demand, over-the-road freight capacity in North America, and capacity in domestic air freight, as well as by our ability to compete effectively in terms of pricing, safety, and on-time delivery. We do business with a broad base of third-party carriers, including ICs and purchased power providers, together with a blend of our own ground and air capacity, which reduces the impact of tightening capacity on our business.
Purchased Transportation Costs.  Purchased transportation costs within our TL business are generally based either on negotiated rates for each load hauled or spot market rates for ground and air services. Purchased transportation costs within our LTL business represent amounts we pay to ICs or purchased power providers and are generally contractually agreed-upon rates. Within our Global Solutions business, purchased transportation costs represent payments made to our purchased power providers, which are generally contractually agreed-upon rates. Purchased transportation costs are the largest component of our cost structure. Our purchased transportation costs typically increase or decrease in proportion to revenues.
Fuel. The transportation industry is dependent upon the availability of adequate fuel supplies and the price of fuel. Fuel prices have fluctuated dramatically over recent years. Within our TL and Global Solutions businesses, we generally pass fuel costs through to our customers. As a result, our operating income in these businesses is less impacted by changes in fuel prices. Within our LTL business, our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. Although revenues from fuel surcharges generally offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, our operating margins could be impacted.

Pricing. The pricing environment in the transportation industry also impacts our operating performance. Within our TL business, we typically charge a flat rate negotiated on each load hauled. Pricing within our TL business is typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix, but generally has fewer influential factors than pricing within our LTL business. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is comprised of a base rate, a fuel surcharge, and any applicable service fees. Our LTL pricing is typically measured by billed revenue per hundredweight, which is often referred to as “yield.” Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency and consistency, length of haul, freight density, and customer and geographic mix. Within our Global Solutions business, we typically charge a variable rate on each shipment in addition to transaction or service fees appropriate for the solution we have provided to meet a specific customer’s needs. Since we offer both TL and LTL shipping as part of our Global Solutions offering, pricing within our Global Solutions business is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and increased capacity within the over-the-road freight sector. In addition, when we provide international freight forwarding services in our Global Solutions business, we also contract with airlines, ocean carriers, and agents as needed. The international markets are very dynamic and we must therefore adjust rates regularly based on market conditions.
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
Gain New Customers. We continue to expand our customer base, and we will continue to pursue increased market share in the TL, LTL, and Global Solutions markets. Our expansive geographic reach, increased with our 2015 acquisition of Stagecoach Cartage and Distribution LP ("Stagecoach") and our 2014 acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero, and broad service offering provides us with the ability to add new customers seeking “one-stop” and expedited transportation and logistics solutions. We also believe the pool of potential new customers will grow as the benefits of third-party transportation management solutions continue to be embraced.
Increase Penetration with Existing Customers. With our comprehensive service offering and large global network, we have substantial cross-selling opportunities and the potential to capture a greater share of each customer’s annual transportation and logistics expenditures. We believe that macroeconomic factors will provide us with opportunities to further penetrate existing customers. We believe that the acquisitions of Stagecoach, Rich Logistics, Unitrans, and Active Aero will provide us with more cross-selling opportunities as our customers are increasingly seeking a service provider who can provide complete, full service solutions, including a strong suite of international ocean and air freight management, customs brokerage capabilities, and expedited freight solutions.
Pursue Selective Acquisitions. The transportation and logistics industry is highly fragmented, consisting of many smaller, regional service providers covering particular shipping lanes and providing niche services. We built our TL, LTL, and Global Solutions platforms in part by successfully completing and integrating a number of acquisitions. We intend to continue to pursue acquisitions that, under our asset-light model, will complement our existing suite of services, and extend our geographic reach.
Expand Capacity. The current regulatory environment may put a constraint on the current driver base, which could result in a shortage of drivers. As capacity tightens, we plan to maintain or expand our driver base to ensure we meet the demands of our existing customer base. We will continue our efforts to recruit and retain additional ICs and expand our carrier base in order to reduce the impact of potential further tightening of industry truckload capacity. In addition, while we plan to maintain minimum asset intensity, we continue to consider investing in transportation equipment to service select lanes with consistent density if we believe we can achieve an attractive return on investment.
Our Services
We are a leading asset-light transportation and logistics service provider offering a comprehensive suite of global supply chain solutions. In each of our service offerings, we utilize a blend of company-owned and third-party owned equipment to provide the most cost effective service for our customers. Because of this blend, we are able to focus primarily on providing quality service rather than on asset utilization. Our customers generally communicate their freight needs to one of our transportation specialists on a shipment-by-shipment basis via telephone, fax, Internet, e-mail, or electronic data interchange. We leverage a diverse group of third-party carriers and ICs to provide scalable capacity and reliable service to our extensive customer base in North America.

Truckload Logistics
We are a leading TL business operation in North America in terms of revenue. We provide a comprehensive range of TL solutions for our customers by leveraging our broad base of third-party carriers who operate temperature-controlled, dry van, and/or flatbed capacity. Although we specialize in the transport of refrigerated foods, poultry, and beverages, we also provide a variety of TL transportation solutions for dry goods ranging from paper products to steel, as well as flatbed service for larger industrial load requirements. Our intermodal capabilities include drayage, which is the transport of freight between ocean ports or rail ramps and shipping docks. Our 2015 acquisition of Stagecoach and our 2014 acquisitions of Rich Logistics, ISI, and Active Aero expanded our presence in the TL market and expedited service offerings for our customers with time critical transportation needs. Expedited offerings include ground and air services. We arrange the pickup and delivery of TL freight through our 48 TL service centers, four freight consolidation and inventory management centers, 23 company dispatch offices (operated by our employees), or through our network of over 100 independent brokerage agents. Our dispatch offices and brokerage agents are located throughout the United States and Canada.
Company Dispatchers and Inside Sales. We have over 200 company brokers, whom we refer to as dispatchers, that not only engage in the routing and selection of our transportation providers, but also supplement our growing internal TL sales force. Inside sales personnel and company dispatchers are responsible for managing existing customer relationships and generating new customer relationships. Because the performance of these individuals is essential to our success, we offer attractive incentive-based compensation packages that we believe keep our dispatchers and sales force motivated, focused, and service-oriented.
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
Brokerage Agent Expansion. We believe we offer brokerage agents a very attractive partnership opportunity. We offer access to our reliable network of over 3,900 ICs and company drivers and broad base of purchased power providers, and we invest in the working capital required to pay these carriers promptly and assume collection responsibility. We believe this has contributed to our reputation for quality and reliable service, as well as to the consistent growth of our brokerage agent network. As of December 31, 2015, our TL brokerage agent network consisted of over 100 agents. Additionally, 32 of our brokerage agents each generated more than $1 million in revenue in 2015. We believe our increased development efforts and attractive value proposition will allow us to further expand our brokerage agent network and enhance the growth of our TL business.
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
We believe our model allows us to offer LTL average transit times more comparable to that of deferred air freight service than to standard national LTL service, yet more cost-effective. Key aspects of our LTL service offering include the following:

•
Pickup. In order to stay as close as possible to our customers, we prefer to handle customer pickups whenever cost-effective. We generally pick up freight within 150 miles of one of our service centers, primarily utilizing local ICs. Although we generally do not own the tractors or other powered transportation equipment used to transport our customers’ freight, we own or lease trailers for use in local city pickup and delivery (not for linehaul or our other LTL operations). In 2015, we picked up approximately 79% of our customers’ LTL shipments. The remainder was handled by agents with whom we generally have long-standing relationships.

•
Consolidation at Service Centers. Key to our model is a network of 47 LTL service centers that we lease in strategic markets throughout the United States. At these service centers, numerous smaller LTL shipments are unloaded, consolidated into truckload shipments, and loaded onto a linehaul unit scheduled for a destination city. In order to continuously emphasize optimal load building and enhance operating margins, dock managers review every load before it is dispatched from one of our service centers.

•
Linehaul. Linehaul is the longest leg of the LTL shipment process. In dispatching a load, a linehaul coordinator at one of our service centers uses our technology system to optimize cost-efficiency and service by assigning the load to the appropriate third-party transportation provider, either an IC or purchased power. In 2015, approximately 36% of our linehaul shipments were handled by over 600 dedicated LTL ICs. As industry-wide freight capacity tightens, we believe our recruitment and retention efforts will allow us to increase IC utilization in order to maintain service and cost stability.

•
De-consolidation and Delivery. Within our unique model, linehaul shipments are transported to our service centers, delivery agents, or direct to end users without stopping at a break-bulk hub, as is often necessary under the traditional, asset-based hub and spoke LTL model. This generally reduces physical handling and damage claims, and reduces delivery times by one to three days on average. In 2015, we delivered approximately 29% of LTL shipments through our service centers and 71% through our delivery agents.

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
Global Solutions
Our Global Solutions offering is designed to provide "one-stop" comprehensive or à la carte 3PL services and domestic and international transportation and container management. We provide the necessary operational expertise, information technology capabilities, and relationships with third-party transportation providers to meet the unique needs of our customers. For customers that require the most comprehensive service plans, we complement their internal logistics and transportation management personnel and operations, enabling them to redirect resources to core competencies, reduce internal transportation management personnel costs, and, in many cases, achieve substantial annual freight savings. Key aspects of our Global Solutions capabilities include the following:

•
Procurement. After an in-depth consultation and analysis with our customer to identify cost savings opportunities, we develop an estimate of our customer’s potential savings and design a plan for implementation. If necessary, we manage a targeted bid process based on the customer’s traffic lanes, shipment volumes, and product characteristics, and negotiate rates with reputable carriers. In addition to a cost-efficient rate, the customer receives a summary of projected savings as well as our carrier recommendation.

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

•
Customs Brokerage Services. We provide customs brokerage services to customers importing goods. We remove the burden on completing potentially complex customs documentation and paperwork and charge our customers a small fee for completing such work. In addition to processing documents for clearance, our knowledgeable staff can assist with customs compliance issues and remote location filing, and provide information on C-TPAT certification.

•
International Freight Forwarding. We provide comprehensive air and ocean freight forwarding solutions. For customers requiring ocean freight solutions, we provide full-container-load, less-than-container-load, charters, bulk, refrigerated service or other unique solutions based on our customers' requirements. For customers requiring air freight solutions, we provide express service, temperature control, monitored door-to-door service, consolidated services or aircraft charters, and onboard couriers. We are well-versed in the many technical aspects of government regulations, state and commerce department licensing requirements, foreign government forms, transportation documents, and international collection and banking procedures. We are an authorized International Air Transport Association ("IATA") agent and also an Indirect Air Carrier authorized by the Transportation Security Administration ("TSA"). Some of our locations are also authorized cargo screening locations.

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

•
Performance Reporting and Improvement Analysis. Customers utilizing our web reporting system have the ability to review freight bills, develop customized reports online, and access data to assist in financial and operational reporting and planning. Our specialists are also actively driving process improvement by continuously using our technology to identify incremental savings opportunities and efficiencies for our customers.

With a broad Global Solutions offering, we believe we can accommodate a shipper’s unique needs with any combination of services along our entire spectrum, and cater to their preferred means of shipment processing and communication.
We believe our comprehensive service approach and focus on building long-term customer relationships lead to greater retention of existing business compared to a more short-term gain sharing model employed by many 3PL providers. We believe our approach is more sustainable in the event freight capacity tightens and it becomes more difficult for 3PL providers employing the gain sharing model to generate substantial incremental savings for shippers after the first year of implementation. Before becoming fully operational with a customer, we conduct thorough feasibility and cost savings analyses and collaborate with the customer to create a project scope and timeline with measurable milestones. We believe this approach enables us to identify any potential issues, ensure a smooth integration process, and set the stage for long-term customer satisfaction. Within our Global Solutions operation, we have consistently met customer implementation deadlines and achieved anticipated levels of freight savings. Our Global Solutions eight service centers and 11 dispatch offices are located throughout the Midwest and Eastern United States.
Capacity
We offer scalable capacity and reliable service to our extensive customer base in North America through a diverse third-party network of transportation providers. Our various transportation modes include TL, LTL intermodal, and domestic and international air. No single carrier accounted for more than 2% of our 2015 purchased transportation costs. We ensure that each carrier is properly licensed and we regularly monitor each carrier's capacity, reliability, and pricing trends. Enhanced visibility provided by our technology systems allows us to leverage the competitive dynamics within our network to renegotiate freight rates and provide our customers with more cost-effective transportation solutions while enhancing our operating margins.
We continuously focus on building and enhancing our relationships with reliable transportation providers to ensure that we not only secure competitive rates, but that we also gain access to consistent capacity. These relationships are critical to our success based on our asset-light business model. We typically pay our third-party carriers either a contracted per mile rate or the cost of a shipment less our contractually agreed-upon commission, and generally pay within seven to ten days from the date the shipment is delivered. We pay our third-party carriers promptly in order to drive loyalty and reliable capacity.

Our network of transportation providers can be divided into the following groups:
Independent Contractors. ICs are a key part of our long-term strategy to maintain service and provide cost stability. As of December 31, 2015, we had over 3,000 ICs, which consisted of approximately 2,500 linehaul, truckload, and intermodal services ICs and approximately 500 local delivery ICs. In selecting our ICs, we adhere to specific screening guidelines in terms of safety records, length of driving experience, and evaluations. In the event of tightening of over-the-road freight capacity, we believe we are well positioned to increase our utilization of ICs as a cost-effective and reliable solution.
To enhance our relationship with our ICs, we offer per mile rates that we believe are highly competitive and often above prevailing market rates. In addition, we focus on keeping our ICs fully utilized in order to limit the number of “empty” miles they drive. We regularly communicate with our ICs and seek new ways to enhance their quality of life. We believe our efforts increase IC retention, which we believe ultimately leads to better service for our customers.
Company Drivers. We employ over 1,400 drivers across our businesses.
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
Delivery Agents. For the de-consolidation and delivery stages of our LTL shipment process, our network of 47 LTL service centers is complemented by over 180 third-party delivery agents. The use of delivery agents is also a key part of our long-term strategy to maintain a variable cost and scalable operating model with minimal overhead.
Intermodal Capabilities. We maintain intermodal capability within our TL segment and through relationships with third-party carriers who rent capacity on Class 1 railroads throughout North America. Intermodal transportation rates are typically negotiated between us and the capacity provider on a customer-specific basis.
Flight Operations. We support expedited delivery with over 190 flight operations personnel, including pilots, ground crew, and flight coordinators.
Ground Expedite. We utilize proprietary bid technology supported by our logistics personnel and our network of over-the-road equipment.
Customers
Our goal is to establish long-term customer relationships and achieve year-over-year growth in recurring business by providing reliable, timely, and cost-effective transportation and logistics solutions. We possess the scale, operational expertise, and capabilities to serve shippers of all sizes. We serve an extensive customer base within a variety of end markets, with no customer accounting for more than 8% of 2015 revenue and no industry sector accounting for more than 18% of 2015 revenue. Our customer growth was primarily driven by our sales team and a focus on shippers seeking to reduce their exposure to asset-based logistics providers. We believe this reduces our exposure to a decline in shipping demand from any one customer and a cyclical downturn within any particular end market.
Sales and Marketing
In addition to over 100 independent brokerage agents and over 200 dispatchers, we currently market and sell our transportation and logistics solutions through over 190 sales personnel located throughout the United States and Canada. We are focused on actively expanding our sales force to new geographic markets where we lack a strong presence. Our objective is to leverage our collective, national sales force to sell our full suite of transportation services. We believe this will allow us to capture a greater share of a shipper’s annual transportation and logistics expenditures.
As of December 31, 2015, our sales force extends into each service offering as follows:

•
Truckload Logistics. We had over 200 dispatchers and over 100 independent brokerage agents located throughout the United States and Canada. Additionally, we had a sales force of 20 people consisting of sales managers and inside sales representatives. We believe that this sales structure enables our salespeople to better serve our customers by developing an understanding of local and regional market conditions, as well as the specific transportation and logistics issues facing individual customers. Our dispatchers, brokerage agents, and sales force seek additional business from existing customers and pursue new customers based on this knowledge and an understanding of the value proposition we can provide.

•	Less-than-Truckload. Our LTL sales force of over 100 people consisted of account executives, sales managers, inside sales representatives, and commissioned sales representatives.

•
Global Solutions. We had over 70 Global Solutions salespeople, commissioned sales representatives, and agents. We also utilize our LTL sales force to enhance the market reach and penetration of our Global Solutions offering and to capitalize on the opportunity to cross-sell a broader menu of services to new and existing customers.

Competition
We compete in the North American transportation and logistics services sector. Our marketplace is extremely competitive and highly fragmented. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers, many of whom have larger customer bases and more resources than we do.
In our markets, we compete with global asset-based integrated logistics companies such as FedEx Corporation and United Parcel Service, Inc., against whom we compete in all of our service lines; asset-based freight haulers, such as Arkansas Best Corporation, XPO Logistics, Inc., Old Dominion Freight Line Inc., and YRC Worldwide, Inc., against whom we compete in our core TL and LTL service offerings; non-asset based and asset-light freight brokerage companies, such as C.H. Robinson Worldwide, Inc. and Landstar System, Inc., against whom we compete in our core TL and LTL service offerings; 3PL providers that offer comprehensive transportation management solutions, such as Schneider Logistics, Inc. and Transplace, Inc., against whom we compete in our Global Solutions offering; and smaller, niche transportation and logistics companies that provide services within a specific geographic region or end market. In our international freight forwarding business, we compete with a large number of service providers. Depending on the trade lane and solution, these competitors include large multi-national, regional, local, or niche providers. As a result, our focus remains on continuing to provide our customers with exceptional service.
We believe we compete favorably by offering shippers attractive transportation and logistics solutions designed to deliver the optimal combination of cost and service. To that end, we believe our most significant competitive advantages include:

•
our comprehensive suite of transportation and logistics services, which allows us to offer à la carte or a “one-stop” value proposition to shippers of varying sizes and to accommodate their diverse needs and preferred means of processing and communication;

•	our asset-light, variable cost business model, which allows us to generate strong free cash flows and focus greater attention on providing optimal customer service than on asset utilization;

•	our technology systems, which allow us to provide scalable capacity and a high level of customer service across a variety of transportation modes; and

•	our knowledgeable management team with experience leading high-growth logistics companies and/or business units, which allows us to benefit from a collective entrepreneurial culture focused on growth.
Seasonality
Our operations are subject to seasonal trends that have been common in the North American over-the-road freight sector for many years. Our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September, and December. Typically, this pattern has been the result of factors such as inclement weather, national holidays, customer demand, and economic conditions. The impact of seasonality was less apparent due to fuel surcharges in 2015 and our organic growth and acquisitions in 2014.
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
Our TL operation uses a customized technology system to broker our customers’ freight. Our software enhances our ability to track our third-party drivers, tractors, and trailers, which provides customers with visibility into their supply chains. Additionally, our systems allow us to operate as a paperless operation through electronic order entry, resource planning, and dispatch. Our TL operations also utilize spot bid technology to manage expedited customers' logistics needs.
Our LTL operation utilizes a web-based system with customized software applications to support every aspect of our LTL model and manage our broad carrier base from pickup through final delivery. Our corporate headquarters and service centers are completely integrated, allowing data to flow in real time between locations. Additionally, we make extensive use of electronic data interchange ("EDI") to allow our service centers to communicate electronically with our carriers’ and customers’ internal systems. We offer our EDI-capable customers a paperless process, including document imaging and shipment tracking and tracing. As part of our ongoing initiative to enhance our information technology capabilities, our LTL operation has developed a proprietary carrier selection tool used to characterize carriers based on total cost to maximize usage of the lowest available linehaul rates.
Our Global Solutions operation uses a variety of software applications and systems customized to meet the unique needs of our customers. We continuously enhance our applications and systems to help improve our productivity, increase customer visibility, and improve collaboration with our service providers, all while offering customizable content for our customers. Our web-based technology approach allows our Global Solutions operation to process and service customer orders, track shipments in real time, select optimal modes of transportation, execute customer billing, provide carrier rates, establish customer-specific profiles, and retain critical information for analysis while providing a company branded solution.  We utilize this approach to maximize supply chain efficiency through mode, carrier, and route optimization.
Employees
As of December 31, 2015, we employed 4,502 personnel, which included 61 management personnel, 163 sales and marketing personnel, 2,164 operations and other personnel, 1,429 company drivers, and 685 dock personnel. None of our employees are covered by a collective bargaining agreement and we consider relations with our employees to be good.
Regulation
The federal government substantially deregulated the provision of ground transportation and logistics services via the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization Act of 1994, and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although states have the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls imposed by the U.S. Department of Transportation ("DOT") and its agencies, such as the Federal Motor Carrier Safety Administration ("FMCSA"). Motor carrier, freight forwarding, and freight brokerage operations are subject to safety, insurance, and bonding requirements prescribed by the DOT and various state agencies. Any air freight business is subject to commercial standards set forth by the IATA and federal regulations issued by the TSA.
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
The TSA has responsibility for aviation security. The TSA continues to require USA Jet to comply with a Full All-Cargo Aircraft Operator Standard Security Program and the Twelve-Five Standard Security Program, which contain evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations.
We are also subject to various environmental and safety requirements, including those governing the handling, disposal, and release of hazardous materials, which we may be asked to transport in the course of our operations. If hazardous materials are released into the environment while being transported, we may be required to participate in, or may have liability for response costs and the remediation of such a release. In such a case, we also may be subject to claims for personal injury, property damage, and damage to natural resources. Our business is also subject to changes in legislation and regulations, which can affect our operations and those of our competitors. For example, new laws and initiatives to reduce and mitigate the effects of greenhouse gas emissions could significantly impact the transportation industry. Future environmental laws in this area could adversely affect our ICs’ costs and practices and consequently, our operations.
We are also subject to regulations to combat terrorism that the DHS and other agencies impose.
The international freight forwarding and customs brokerage services provided by our Global Solutions business are regulated by a variety of regulatory agencies and bodies including, but not limited to: the U.S. Federal Maritime Commission ("FMC"), the Bureau of Customs and Border Protection ("CBP") and the TSA within the DHS (customs brokerage and security issues); the IATA; the DOT; the U.S. Food and Drug Administration ("FDA"); the U.S. Department of Agriculture ("USDA"); the U.S. Fish and Wildlife Service ("FWS"); the Bureau of Alcohol, Tobacco Products and Firearms (“BATF"); the U.S. Census Bureau; and other agencies or world governing bodies regulating international trade and compliance. Regulations and requirements must be strictly adhered to and can change periodically. Additionally, our Global Solutions business manages customer activities in numerous countries. As such, there may be risk associated with sudden fluctuations in currency, changes in economic policy, political unrest, changes to tariffs and trade policies/restrictions that are all outside of our control. Compliance with these changes may have a material impact on our operations and may increase our costs to service our customers.
Insurance
We insure our ICs and company drivers against third-party claims for accidents or damaged shipments and we bear the risk of such claims. We maintain insurance for vehicle liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of vehicle liability and general liability insurance. The vehicle liability insurance has a $500,000 deductible. We carry aggregate insurance against the first $1.0 million of cargo claims, with a $100,000 deductible. Because we maintain insurance for our ICs, if our insurance does not cover all or any portion of the claim amount, we may be forced to bear the financial loss. We attempt to mitigate this risk by carefully selecting carriers with quality control procedures and safety ratings.
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
Financial Information About Segments
See Note 14 to the consolidated financial statements in this Annual Report on Form 10-K for financial information about our segments.
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
We employ approximately 1,400 drivers and use the services of thousands of ICs and transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are involved in accidents which may cause injuries and in which goods carried by these drivers are lost or damaged. Such accidents usually result in equipment damage and, unfortunately, can also result in injuries or death. Our involvement in the transportation of certain goods, including, but not limited to, hazardous materials, could also increase our exposure in the event of an accident resulting in injuries or contamination. The resulting types and/or amounts of damages may under any of these circumstances be excluded by or exceed the amount of our insurance coverage or the insurance coverage maintained by the contracted carrier. Although most of these drivers are ICs or work for third-party carriers, from time to time claims may be asserted against us for their actions or for our actions in retaining them.

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
The cost of compliance with, liability for violations of, or modifications to existing or future governmental laws and regulations could adversely affect our business and results of operations.
Our operations are regulated and licensed by various federal and state agencies in the United States and similar governmental agencies in foreign countries in which we operate. These regulatory agencies have authority and oversight of domestic and international transportation services and related activities, licensure, motor carrier operations, safety and security, and other matters. We must comply with various insurance and surety bond requirements to act in the capacities for which we are licensed. Our subsidiaries and ICs must also comply with applicable regulations and requirements of such agencies.
Through our subsidiaries, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, air carrier, indirect air carrier, ocean transportation intermediary, non-vessel operating common carrier, freight forwarder, and ocean freight forwarder. We also are subject to regulations and requirements promulgated by, among others, the DOT, FMCSA, DHS, CBP, TSA, FMC, IATA, FDA, USDA, FWS, BATF and various other international, domestic, state, and local agencies and port authorities. Our failure to maintain our required licenses, or to comply with applicable regulations, could materially and adversely affect our business, results of operations, or financial condition. See the section entitled "Regulation" in Item 1 of this Annual Report on Form 10-K for more information.
In addition, DHS regulations applicable to our customers who import goods into the United States and our contracted ocean carriers may impact our ability to provide and/or receive services with and from these parties. Enforcement measures related to violations of these regulations can slow and/or prevent the delivery of shipments, which may negatively impact our operations.
We incur significant costs to operate our business and monitor our compliance with applicable laws and regulations. The regulatory requirements governing our operations are subject to change based on new legislation and regulatory initiatives, which could affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. We cannot predict what impact future regulations may have on our business. Compliance with existing, new, or more stringent measures could disrupt or impede the timing of our deliveries and our ability to satisfy the needs of our customers. In addition, we may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. The cost of compliance with existing or future measures could adversely affect our results of operations. Further, we could become subject to liabilities as a result of a failure to comply with applicable regulations.
In addition to the legal claims for property damage or personal injury described in the risk factor entitled “One or more significant claims or the cost of maintaining our insurance could have an adverse effect on our results of operations,” like many others in the transportation services industry, we are a defendant in five purported class-action lawsuits in California alleging violations of various California labor laws and one purported class-action lawsuit in Illinois alleging violations of the Illinois Wage Payment and Collection Act. The plaintiffs in each of these lawsuits seek to recover unspecified monetary damages and other items. In addition, the California Division of Labor Standards and Enforcement has brought administrative actions against us on behalf of seven individuals alleging that we violated California labor laws. Given the early stage of all of the proceedings described in this paragraph, we are not able to assess with certainty the outcome of these proceedings or the amount or range of potential damages or future payments associated with these proceedings at this time. We believe we have meritorious defenses to these actions and intend to defend these proceedings vigorously. However, any legal proceeding is subject to inherent uncertainties, and we cannot assure you that the expenses associated with defending these actions or their resolution will not have a material adverse effect on our business, operating results, or financial condition.

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
We plan to increase our revenue and expand our offerings in the market regions that we serve through the acquisition of complementary businesses. We cannot guarantee that we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot guarantee that we will make acquisitions or investments on commercially acceptable terms, if at all. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders.
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
For acquisitions, success is also dependent upon efficiently integrating the acquired business into our existing operations. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. The possible difficulties of integration include, among others: retention of customers and key employees; unanticipated issues in the assimilation and consolidation of information, communications, and other systems; inefficiencies and difficulties that arise because of unfamiliarity with potentially new geographic areas and new assets and the businesses associated with them; consolidation of corporate and administrative infrastructures; the diversion of management's attention from ongoing business concerns; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses, and liabilities. The diversion of management's attention from our current operations to the acquired operations and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisitions and could adversely impact our results of operations and financial condition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.

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
As of December 31, 2015, we had indebtedness of $439.4 million. We may incur additional indebtedness in the future, including any additional borrowings available under our senior credit facility. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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

Additionally, we have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rates on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $400.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $296.3 million as of December 31, 2015, a 1.0% increase in the borrowing rate would increase our annual interest expense by $7.0 million.
Our senior credit facility contains financial and other restrictive covenants with which we may be unable to comply. A default under these financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.
The loans outstanding under our senior credit facility are secured by a first priority lien on certain real property owned by our domestic subsidiaries and substantially all of our and our domestic subsidiaries' tangible and intangible personal property, including a pledge of the capital stock of certain of our direct and indirect subsidiaries. Our senior credit facility contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets.
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
If our ICs are deemed to be employees, our business and results of operations could be adversely affected.
We are a defendant in a purported class-action lawsuit in California that alleges, among other claims, that the plaintiffs were misclassified as independent contractors. Given the early stage of this proceeding, we are not able to assess with certainty the outcome of this proceeding or the amount or range of potential damages or future payments associated with this proceeding at this time. In addition, tax and other regulatory authorities have in the past sought to assert that independent contractors in the trucking industry are employees rather than independent contractors. There can be no assurance that these authorities will not successfully assert this position against us or that tax and other laws that currently consider these persons ICs will not change. If our ICs are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits, tax withholdings, and penalties and interest. Our business model relies on the fact that our ICs are independent contractors and not deemed to be our employees, and exposure to any of the above factors could have an adverse effect on our business and results of operations.

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
In addition, we have become increasingly reliant on our technology systems for our operations as well as providing services to our customers.  External and internal risks, such as malware, code anomalies, “Acts of God,” attempts to penetrate our networks, transitional challenges in migrating operating company functionality to a centralized automation platform, data leakage, and human error pose a direct threat to our services and data. Any disruption to the Internet or our complex technology infrastructure, including those impacting our computer systems, could adversely impact our customer service, volumes, and revenues and result in increased costs. These types of adverse impacts could also occur in the event the confidentiality, integrity, or availability of company and customer information is compromised due to a data loss by us or a trusted third party. While we have invested and continue to invest in technology security initiatives, information technology risk management, and disaster recovery plans, these measures cannot fully insulate us from technology disruptions or data loss and the resulting adverse effect on our operations and financial results. Additionally, the cost and operational consequences of implementing further data or system protection measures could be significant.
Seasonal sales fluctuations and weather conditions could have an adverse impact on our results of operations.
The transportation industry is subject to seasonal sales fluctuations as shipments are generally lower during and after the winter holiday season. The productivity of our carriers historically decreases during the winter season because companies have the tendency to reduce their shipments during that time and inclement weather can impede operations. At the same time, our operating expenses could increase because harsh weather can lead to increased accident frequency rates and increased claims, as well as reduced commodity production (i.e. poultry, beef, fruit, produce). These commodities and other products we transport are also subject to disease, crop failure, reduction in production quantities or adjustments to automotive model changeovers. Any of the fluctuations could have an adverse affect on revenues. If we were to experience lower-than-expected revenue during any such period, our expenses may not be offset, which could have an adverse impact on our results of operations.
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
As of December 31, 2015, we had recorded goodwill of $691.1 million and other intangible assets, net of accumulated amortization, of $76.7 million. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill and other intangible assets are evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill are performed as of July 1.
Subsequent to our annual impairment analysis as of July 1, 2015, a decline in revenues during the quarter ended September 30, 2015 resulted in a triggering event that required us to perform an interim goodwill impairment analysis of all reporting units as of September 30, 2015. We completed our interim impairment analysis and determined no impairment had occurred, as each reporting unit's calculated fair value exceeded the carrying value by at least 65% at the time of the evaluation. As a result, there is no goodwill impairment for any of the periods presented in the our consolidated financial statements included in this Annual Report on Form 10-K.
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
No single customer accounted for more than 8% of our 2015 revenue. We do not believe the loss of any single customer would materially impair our overall financial condition or results of operations; however, collectively, some of these large customers might account for a relatively significant portion of the growth in revenue and margins in a particular quarter or year. Our contractual relationships with customers generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.
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
Investment funds affiliated with HCI Equity Partners, L.L.C. together owned approximately 20.4% of our outstanding common stock as of December 31, 2015. In addition, two of our directors are affiliated with HCI Equity Partners, L.L.C. As a result, these stockholders will have significant influence over the election of our board of directors and our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such a transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders or could limit the price that some investors might be willing to pay in the future for shares of our common stock. The interests of these stockholders may not always coincide with our interests as a company or the interests of our other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.
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
These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate, TL, LTL, and Global Solutions headquarters, where senior management resides, is located in Cudahy, Wisconsin, where we lease 28,824 square feet of space under a lease that expires in 2020. The primary functions performed at this location are accounting, treasury, marketing, human resources, linehaul support, claims, safety, and information technology support.
For our TL business, we own three and lease 15 company dispatch offices and lease eight cross-dock and drop yard locations throughout the United States and Canada. We own seven and lease 41 TL service centers, lease five warehouses, and lease five freight consolidation and inventory management centers throughout the United States. For our LTL business, we lease 28 service centers throughout the United States, each of which is interactively connected. Each service center manages and is responsible for the freight that originates in its service area. The typical service center is configured to perform cross-dock and limited short-term warehouse operations. For our Global Solutions business, we own one and lease ten service centers, lease eight dispatch offices, and lease two storage facilities throughout the United States.
We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate leasing additional space as needed to accommodate our growth.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We believe we have adequate insurance to cover losses in excess of the deductible amount. As of December 31, 2015 and December 31, 2014, we had reserves for estimated uninsured losses of $7.2 million and $5.8 million, respectively.
In addition to the legal proceedings described above, like many others in the transportation services industry, we are a defendant in five purported class-action lawsuits in California alleging violations of various California labor laws and one purported class-action lawsuit in Illinois alleging violations of the Illinois Wage Payment and Collection Act. The plaintiffs in each of these lawsuits seek to recover unspecified monetary damages and other items. In addition, the California Division of Labor Standards and Enforcement has brought administrative actions against us on behalf of seven individuals alleging that we violated California labor laws. Given the early stage of all of the proceedings described in this paragraph, we are not able to assess with certainty the outcome of these proceedings or the amount or range of potential damages or future payments associated with these proceedings at this time. We believe we have meritorious defenses to these actions and intend to defend these proceedings vigorously. However, any legal proceeding is subject to inherent uncertainties, and we cannot assure that the expenses associated with defending these actions or their resolution will not have a material adverse effect on our business, operating results, or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
Our common stock has been trading on the NYSE under the symbol “RRTS” since May 13, 2010. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as quoted on the NYSE.

	High	Low
Fiscal 2015:
First quarter	$26.73	$20.20
Second quarter	$28.51	$23.43
Third quarter	$26.95	$18.24
Fourth quarter	$19.22	$8.91
Fiscal 2014:
First quarter	$29.82	$21.17
Second quarter	$28.82	$23.79
Third quarter	$29.02	$22.72
Fourth quarter	$23.96	$19.57
Fiscal 2013:
First quarter	$23.71	$17.63
Second quarter	$29.52	$21.52
Third quarter	$30.98	$26.38
Fourth quarter	$28.70	$23.84
Stockholders
As of February 25, 2016, there were 58 holders of record of our common stock. On February 25, 2016, the closing price of our common stock as reported on the NYSE was $11.72 per share.
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
Performance Graph
The following line graph compares cumulative total shareholder returns for the period from December 31, 2010 through December 31, 2015 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Transportation Index. The graph assumes an investment of $100 on December 31, 2010, which is the first day on which our stock was listed on the NYSE. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Transportation Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

The performance graph shall not be deemed "soliciting material" or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graph shall not be deemed to be incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

*	$100 invested on December 31, 2010 in stock or in index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following presents selected financial data for each fiscal year in the five-year period ended December 31, 2015. As our past operating results are not necessarily indicative of our future operating results, and since the consolidated statement of operations includes the results of operations of our acquired companies since the date of their acquisition, you should read the selected financial data below in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K, including Note 3 "Acquisitions" thereto.
We have derived the consolidated statements of operations data for the years ended December 31, 2013, 2014, and 2015 and the consolidated balance sheet data as of December 31, 2014 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2011 and 2012 and the consolidated balance sheet data as of December 31, 2011, 2012, and 2013 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$1,995,019	$1,872,816	$1,361,410	$1,073,354	$843,627
Purchased transportation costs	1,315,494	1,293,006	944,275	753,459	620,343
Personnel and related benefits	263,522	213,079	151,158	119,955	87,178
Other operating expenses	286,443	243,662	163,452	120,718	83,625
Depreciation and amortization	32,323	25,078	16,311	9,499	4,978
Acquisition transaction expenses	564	2,305	851	773	1,368
Operating income	96,673	95,686	85,363	68,950	46,135
Interest on long-term debt	19,439	13,363	7,883	7,981	4,135
Dividends on preferred stock subject to mandatory redemption	—	—	—	49	200
Income before provision for income taxes	77,234	82,323	77,480	60,920	41,800
Provision for income taxes	29,234	30,349	28,484	23,390	15,929
Net income available to common stockholders	$48,000	$51,974	$48,996	$37,530	$25,871
Earnings per share available to common stockholders:
Basic	$1.26	$1.37	$1.36	$1.21	$0.85
Diluted	$1.23	$1.32	$1.29	$1.16	$0.82
Weighted average common stock outstanding:
Basic	37,969	37,852	36,133	31,040	30,432
Diluted	38,974	39,259	37,913	32,425	31,545
Consolidated Balance Sheet Data (at end of period):
Total assets	$1,326,125	$1,257,820	$871,880	$700,808	$543,718
Total debt (including current maturities)	439,399	430,000	192,640	161,500	136,500
Capital lease obligation	11,880	990	1,058	1,138	1,365
Series A preferred stock subject to mandatory redemption	—	—	—	—	5,000
Total stockholders’ investment	613,307	558,775	500,365	392,079	295,953
Other Data:
EBITDA (1)	$128,996	$120,764	$101,674	$78,449	$51,113
Working capital — current assets less current liabilities (end of period)	179,803	179,894	102,110	64,097	42,845
Net cash provided by operating activities	73,362	40,630	36,123	36,723	33,164
Net cash used in investing activities	(81,544)	(268,844)	(127,073)	(103,607)	(140,530)
Net cash provided by financing activities	5,501	234,121	84,480	75,477	109,685

(1)
EBITDA represents earnings before interest, taxes, depreciation, and amortization. We use EBITDA as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of EBITDA eliminates the effects of financing, income taxes, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. EBITDA is not a financial measure presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
The following is a reconciliation of EBITDA from net income:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income	$48,000	$51,974	$48,996	$37,530	$25,871
Plus: Provision for income taxes	29,234	30,349	28,484	23,390	15,929
Plus: Total interest expense	19,439	13,363	7,883	8,030	4,335
Plus: Depreciation and amortization	32,323	25,078	16,311	9,499	4,978
EBITDA	$128,996	$120,764	$101,674	$78,449	$51,113

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This financial review presents our operating results for each of our three most recent fiscal years and our financial condition as of December 31, 2015. You should read the following discussion and analysis in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. “Risk Factors.”
Overview
We are a leading asset-light transportation and logistics service provider offering a comprehensive suite of global supply chain solutions, including truckload logistics, customized and expedited less-than-truckload, intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, expedited services, air freight, international freight forwarding, customs brokerage, and transportation management solutions. We utilize a broad third-party network of transportation providers, comprised of ICs and purchased power providers, to serve a diverse customer base in terms of end-market focus and annual freight expenditures. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market. Our business model is highly scalable and flexible, featuring a variable cost structure that requires minimal investment (as a percentage of revenues) in transportation equipment and facilities, thereby enhancing free cash flow generation and returns on our invested capital and assets.

We have three operating segments:
Truckload Logistics. Within our TL business, we arrange the pickup, delivery, freight consolidation, and inventory management of truckload, intermodal, and ground and air expedited freight through our network of 48 TL service centers, four freight consolidation and inventory management centers, 23 company dispatch offices, and over 100 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated foods, poultry, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and consistent shipping volume year-over-year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 47 LTL service centers and over 180 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
Global Solutions. Within our Global Solutions business, we offer a “one-stop” domestic and international transportation and logistics solution, including access to the most cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our Global Solutions offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, and dispatch. Our customized Global Solutions offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our Global Solutions business also includes domestic and international air and ocean transportation services and customs brokerage.
Recent Acquisitions
On July 28, 2015, we acquired all of the outstanding partnership interests of Stagecoach for the purpose of expanding our presence within the TL segment. Headquartered in Texas, Stagecoach provides regional, intermodal, and over-the-road truckload services throughout the southwestern United States and Mexico. Stagecoach also provides warehousing and transloading solutions to customers through its network of strategically located facilities in southcentral and west Texas.
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
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is tested for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach that begins with an estimation of the fair value at the “reporting unit” level. We have four reporting units for our three operating segments. We have one reporting unit for our LTL segment, two reporting units for our TL segment, and one reporting unit for our Global Solutions segment, as this is the lowest level for which discrete financial information is prepared and regularly reviewed by segment management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.
For purposes of our impairment analysis, the fair value of our reporting units are estimated based upon an average of an income fair value approach and a market fair value approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates, and growth rates, among others. The determination of fair value requires considerable judgment and is highly sensitive to changes in the underlying assumptions. Based on the tests performed in 2015, we concluded that the fair value for each reporting unit was in excess of the respective reporting unit’s carrying value, and therefore no impairment adjustments were required.

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
Global Solutions revenue is recorded when the shipment has been delivered by a third-party carrier. Fees for services revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, our obligation to fulfill a transaction is complete and collection of revenue is reasonably assured. We offer volume discounts to certain customers. Revenue is reduced as discounts are earned. In some instances, we perform multiple services. Typically separate fees are quoted and recognized as revenue when services are rendered. Occasionally, customers request an all-inclusive "door-to-door" fee for a set of services and revenue is allocated to each element of the service package and recognized as each service is completed.
We typically recognize revenue on a gross basis, as opposed to a net basis, because we bear the risks and benefits associated with revenue-generated activities by, among other things, (1) acting as a principal in the transaction, (2) establishing prices, (3) managing all aspects of the shipping process, and (4) taking the risk of loss for collection, delivery, and returns. Certain Global Solutions transactions to provide specific services are recorded at the net amount charged to the client due to the following factors: (A) we do not have latitude in establishing pricing, and (B) we do not bear the risk of loss for delivery and returns; these items are the risk of the carrier.
Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, Global Solutions, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and Global Solutions business segments is expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and Global Solutions business segments is expressed as a percentage of segment revenues. Total statement of operations and corporate and eliminations data is expressed as a percentage of consolidated revenues.

	Year Ended December 31,
	2015		2014		2013
	(Dollars in thousands)
Revenues:
TL	$1,175,594	58.9%	$999,077	53.4%	$657,967	48.3%
LTL	516,251	25.9%	577,175	30.8%	558,971	41.1%
Global Solutions	330,319	16.6%	311,362	16.6%	154,050	11.3%
Eliminations	(27,145)	(1.4)%	(14,798)	(0.8)%	(9,578)	(0.7)%
Total	1,995,019	100.0%	1,872,816	100.0%	1,361,410	100.0%
Purchased transportation costs:
TL	739,127	62.9%	656,925	65.8%	444,830	67.6%
LTL	357,864	69.3%	421,556	73.0%	400,299	71.6%
Global Solutions	245,648	74.4%	229,323	73.7%	108,724	70.6%
Eliminations	(27,145)	(1.4)%	(14,798)	(0.8)%	(9,578)	(0.7)%
Total	1,315,494	65.9%	1,293,006	69.0%	944,275	69.4%
Other operating expenses (1):
TL	339,111	28.8%	259,078	25.9%	158,609	24.1%
LTL	134,914	26.1%	129,351	22.4%	118,503	21.2%
Global Solutions	55,483	16.8%	56,383	18.1%	28,919	18.8%
Corporate	21,021	1.1%	14,234	0.8%	9,430	0.7%
Total	550,529	27.6%	459,046	24.5%	315,461	23.2%
Depreciation and amortization:
TL	23,489	2.0%	16,888	1.7%	11,143	1.7%
LTL	3,309	0.6%	3,287	0.6%	3,255	0.6%
Global Solutions	4,118	1.2%	3,732	1.2%	1,665	1.1%
Corporate	1,407	0.1%	1,171	0.1%	248	—%
Total	32,323	1.6%	25,078	1.3%	16,311	1.2%
Operating income:
TL	73,867	6.3%	66,186	6.6%	43,385	6.6%
LTL	20,164	3.9%	22,981	4.0%	36,914	6.6%
Global Solutions	25,070	7.6%	21,924	7.0%	14,742	9.6%
Corporate	(22,428)	(1.1)%	(15,405)	(0.8)%	(9,678)	(0.7)%
Total	96,673	4.8%	95,686	5.1%	85,363	6.3%
Total interest expense	19,439	1.0%	13,363	0.7%	7,883	0.6%
Income before provision for income taxes	77,234	3.9%	82,323	4.4%	77,480	5.7%
Provision for income taxes	29,234	1.5%	30,349	1.6%	28,484	2.1%
Net income available to common stockholders	$48,000	2.4%	$51,974	2.8%	$48,996	3.6%
(1) Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Consolidated revenues increased by $122.2 million, or 6.5%, to $1,995.0 million in 2015 from $1,872.8 million in 2014, primarily due to organic growth in excess of soft demand and a decrease in fuel surcharge revenues.
TL revenues increased by $176.5 million, or 17.7%, to $1,175.6 million in 2015 from $999.1 million in 2014, primarily as a result of our acquisitions of Rich Logistics, ISI, Active Aero, and Stagecoach, which accounted for an aggregate of $215.7 million year-over-year. The increase associated with the acquisitions was primarily offset by the decrease in fuel surcharge revenues year-over-year.
LTL revenues decreased by $60.9 million, or 10.6%, to $516.3 million in 2015 from $577.2 million in 2014. LTL revenues were impacted year-over-year by a drop in fuel prices that resulted in a $35.9 million, or 35.9%, decrease in fuel surcharge revenue and a 13.5% decrease in LTL tonnage, primarily due to weak freight demand and changes in freight mix. These decreases were partially offset by a 10.1% increase in revenue per hundredweight, excluding fuel surcharges, primarily driven by improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues increased by $18.9 million, or 6.1%, to $330.3 million in 2015 from $311.4 million in 2014. This growth was primarily driven by our 2014 acquisition of Unitrans, which had incremental revenues of $19.2 million year-over-year. The increase at Unitrans was offset by a slight decrease in volume at other Global Solutions companies year-over-year.
Purchased Transportation Costs
Purchased transportation costs increased by $22.5 million, or 1.7%, to $1,315.5 million in 2015 from $1,293.0 million in 2014. Purchased transportation costs as a percent of revenue decreased to 65.9% in 2015 from 69.0% in 2014.
TL purchased transportation costs increased by $82.2 million, or 12.5%, to $739.1 million in 2015 from $656.9 million in 2014, primarily as a result of our acquisitions of Rich Logistics, ISI, Active Aero, and Stagecoach. TL purchased transportation costs as a percentage of TL revenues decreased to 62.9% in 2015 from 65.8% in 2014.
LTL purchased transportation costs decreased by $63.7 million, or 15.1%, to $357.9 million in 2015 from $421.6 million in 2014, and decreased as a percentage of LTL revenues to 69.3% in 2015 from 73.0% in 2014, primarily as a result of the operational and pricing initiatives implemented in December 2014 that continued throughout 2015. Excluding fuel surcharges, our average linehaul cost per mile decreased to $1.25 in 2015 from $1.28 in 2014.
Global Solutions purchased transportation costs increased by $16.3 million, or 7.1%, to $245.6 million in 2015 from $229.3 million in 2014, and increased as a percentage of Global Solutions revenues to 74.4% in 2015 from 73.7% in 2014. The increase was primarily due to our 2014 acquisition of Unitrans, which had incremental purchased transportation costs of $13.7 million year-over-year. The remainder of the increase was due to organic growth.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our consolidated statements of operations, increased by $91.5 million, or 19.9%, to $550.5 million in 2015 from $459.0 million in 2014.
Within our TL business, other operating expenses increased by $80.0 million, or 30.9%, to $339.1 million in 2015 from $259.1 million in 2014, primarily as a result of our acquisitions of Rich Logistics, ISI, Active Aero, and Stagecoach, which accounted for an aggregate of $75.3 million of the total increase. Additionally, we incurred increased leased equipment and maintenance costs of $4.3 million, increased insurance claims expense of $5.4 million, and decreased net contingent purchase price adjustments of $4.0 million year-over-year related to re-forecasts of future expectations for certain TL acquisitions with earnout thresholds. These charges were offset primarily by a decrease in fuel expense of $6.9 million. As a percentage of TL revenues, other operating expenses increased to 28.8% in 2015 from 25.9% in 2014.
Within our LTL business, other operating expenses increased by $5.5 million, or 4.3%, to $134.9 million in 2015 from $129.4 million in 2014, primarily as a result of increased lease and maintenance expense of $5.5 million. As a percentage of LTL revenues, other operating expenses increased to 26.1% in 2015 from 22.4% in 2014.
Within our Global Solutions business, other operating expenses decreased by $0.9 million, or 1.6%, to $55.5 million in 2015 from $56.4 million in 2014. As a percentage of Global Solutions revenues, other operating expenses decreased to 16.8% in 2015 from 18.1% in 2014.

Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses increased $6.8 million, or 47.7%, to $21.0 million in 2015 from $14.2 million in 2014, primarily as a result of the $5.0 million charge that we recorded in connection with the termination of certain IC lease purchase guarantee programs as described in Note 11 to the consolidated financial statements in this Annual Report on Form 10-K, as well as $1.2 million of severance expenses related to the separation with a former company executive officer. These increases were offset by the change in acquisition transaction expenses of $1.7 million year-over-year. The remaining increase in other operating expenses relates to the general increase in corporate administrative costs.
Depreciation and Amortization
Depreciation and amortization increased to $32.3 million in 2015 from $25.1 million in 2014, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth, as well as increased amortization of customer relationship intangibles of $2.6 million in connection with our 2014 and 2015 acquisitions. Depreciation and amortization within our TL business increased to $23.5 million in 2015 from $16.9 million in 2014. Within our LTL business, depreciation and amortization was $3.3 million in both 2015 and 2014. Within our Global Solutions business, depreciation and amortization increased to $4.1 million in 2015 from $3.7 million in 2014. Depreciation and amortization not allocated to our TL, LTL, or Global Solutions businesses was $1.4 million in 2015 and $1.2 million in 2014.
Operating Income
Operating income increased by $1.0 million, or 1.0%, to $96.7 million in 2015 from $95.7 million in 2014. As a percentage of revenues, operating income decreased to 4.8% in 2015 from 5.1% in 2014.
Within our TL business, operating income increased by $7.7 million, or 11.6%, to $73.9 million in 2015 from $66.2 million in 2014. Operating income as a percentage of TL revenues decreased to 6.3% in 2015 from 6.6% in 2014, primarily as a result of the factors above.
Within our LTL business, operating income decreased by $2.8 million, or 12.3%, to $20.2 million in 2015 from $23.0 million in 2014, and also decreased as a percentage of LTL revenues to 3.9% in 2015 from 4.0% in 2014, primarily as a result of the factors above.
Within our Global Solutions business, operating income increased by $3.2 million, or 14.3%, to $25.1 million in 2015 from $21.9 million in 2014, and increased as a percentage of Global Solutions revenues to 7.6% in 2015 from 7.0% in 2014, primarily as a result of the factors above.
Other operating loss that was not allocated to TL, LTL, or Global Solutions businesses increased $7.0 million, or 45.6%, to $22.4 million in 2015 from $15.4 million in 2014, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $19.4 million in 2015 from $13.4 million in 2014, primarily as a result of the increased debt related to our 2014 acquisitions and our 2015 acquisition of Stagecoach, as well as the increased interest rate year-over-year.
Income Tax
Income tax provision was $29.2 million in 2015 compared with $30.3 million in 2014. The effective tax rate was 37.9% in 2015 compared to 36.9% in 2014. The effective tax rates were impacted by the net contingent earnout adjustments of $1.7 million and $4.6 million for the year ended December 31, 2015 and 2014, respectively. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $48.0 million in 2015 compared with $52.0 million in 2014.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Consolidated revenues increased by $511.4 million, or 37.6%, to $1,872.8 million in 2014 from $1,361.4 million in 2013. Revenues increase 31.8% due to the impact of acquisitions and 5.8% due to the growth of our existing operations.
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

LTL revenues increased by $18.2 million, or 3.3%, to $577.2 million in 2014 from $559.0 million in 2013. This reflected year-over-year LTL tonnage growth of 1.0%, driven by a 2.2% increase in the number of LTL shipments. These increases were slightly offset by a 1.2% decline in weight per shipment. Revenue per hundredweight, excluding fuel surcharges, increased 3.1% year-over-year.
Global Solutions revenues increased by $157.3 million, or 102.1%, to $311.4 million in 2014 from $154.1 million in 2013. This growth was primarily driven by the 2013 acquisitions of Adrian Carriers, Marisol, and the 2014 acquisition of Unitrans.
Purchased Transportation Costs
Purchased transportation costs increased by $348.7 million, or 36.9%, to $1,293.0 million in 2014 from $944.3 million in 2013. Purchased transportation costs as a percent of revenue decreased to 69.0% in 2014 from 69.4% in 2013.
TL purchased transportation costs increased by $212.1 million, or 47.7%, to $656.9 million in 2014 from $444.8 million in 2013, primarily as a result of our 2013 and 2014 TL acquisitions, which contributed $165.5 million of the increase. The remaining increase was due to the expansion of our IC network and increased utilization of our TL brokerage agent network. TL purchased transportation costs as a percentage of TL revenues decreased to 65.8% in 2014 from 67.6% in 2013.
LTL purchased transportation costs increased by $21.3 million, or 5.3%, to $421.6 million in 2014 from $400.3 million in 2013, and increased as a percentage of LTL revenues to 73.0% in 2014 from 71.6% in 2013. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.28 in 2014 from $1.24 in 2013. Overall, the LTL purchased transportation cost was impacted by a shift in freight mix resulting in an increase in non-metro delivery zones with higher delivery costs and an increase in purchase power rates.
Global Solutions purchased transportation costs increased by $120.6 million, or 110.9%, to $229.3 million in 2014 from $108.7 million in 2013, and increased as a percentage of Global Solutions revenue to 73.7% in 2014 from 70.6% in 2013. The increase was primarily due to the 2013 acquisitions of Adrian Carriers and Marisol and the 2014 acquisition of Unitrans.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our consolidated statements of operations, increased by $143.5 million, or 45.5%, to $459.0 million in 2014 from $315.5 million in 2013.
Within our TL business, other operating expenses increased by $100.5 million, or 63.3%, to $259.1 million in 2014 from $158.6 million in 2013, primarily due to the 2013 and 2014 TL acquisitions, which accounted for an aggregate of $84.8 million of the total increase. Additionally, we incurred additional insurance and claims expenses, leased equipment expenses, and commission costs associated with the increase in revenue. These expenses were offset by increased net contingent purchase price adjustments of $1.7 million year-over-year related to re-forecasts of future expectations for certain TL acquisitions with earnout thresholds. As a percentage of TL revenues, other operating expenses increased to 25.9% in 2014 from 24.1% in 2013.
Within our LTL business, other operating expenses increased by $10.8 million, or 9.2%, to $129.4 million in 2014 from $118.5 million in 2013, primarily as a result of increased insurance and claims expenses, as well as additional leased equipment expenses. Additionally, 2013 LTL operating expenses were reduced by net contingent purchase price adjustments of $3.2 million. As a percentage of LTL revenues, other operating expenses increased to 22.4% in 2014 from 21.2% in 2013.
Within our Global Solutions business, other operating expenses increased by $27.5 million, or 95.0% to $56.4 million in 2014 from $28.9 million in 2013, primarily as a result of the 2013 acquisitions of Adrian Carriers and Marisol and the 2014 acquisition of Unitrans. As a percentage of Global Solutions revenues, other operating expenses decreased to 18.1% in 2014 from 18.8% in 2013.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses increased to $14.2 million in 2014 from $9.4 million in 2013, primarily due to additions to our corporate wide integrated sales team, IT costs to further develop our IT platforms, and the addition of key management personnel to execute our overall integrated growth strategy. Additionally, acquisition transaction expenses increased to $2.3 million in 2014 from $0.9 million in 2013, primarily due to the Active Aero acquisition.
Depreciation and Amortization
Depreciation and amortization increased to $25.1 million in 2014 from $16.3 million in 2013, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased customer relationship intangibles of $2.8 million in connection with our 2013 and 2014 acquisitions. Depreciation and amortization within our TL business increased to $16.9 million in 2014 from $11.1 million in 2013. Within our LTL business, depreciation and amortization was $3.3 million in both 2014 and 2013. Within our Global Solutions business, depreciation and amortization was $3.7 million in 2014 and $1.7 million in 2013. Depreciation and amortization not allocated to our TL, LTL, or Global Solutions businesses increased to $1.2 million in 2014 from $0.2 million in 2013.
Operating Income
Operating income increased by $10.3 million, or 12.1%, to $95.7 million in 2014 from $85.4 million in 2013, primarily as a result of the factors above. As a percentage of revenues, operating income decreased to 5.1% in 2014 from 6.3% in 2013.
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
Within our Global Solutions business, operating income increased by $7.2 million, or 48.7%, to $21.9 million in 2014 from $14.7 million in 2013, and decreased as a percentage of Global Solutions revenues to 7.0% in 2014 from 9.6% in 2013, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $13.4 million in 2014 from $7.9 million in 2013, primarily as a result of increased debt resulting from our 2013 and 2014 acquisitions.
Income Tax
Income tax provision was $30.3 million in 2014 compared to $28.5 million in 2013. The effective tax rate was 36.9% in 2014 compared to 36.8% in 2013. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state and Canadian income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $52.0 million in 2014 compared to $49.0 million in 2013.
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and proceeds from the sale of our common stock. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of December 31, 2015, we had $8.7 million in cash and cash equivalents, $234.3 million of availability under our revolving credit facility, and $171.1 million in working capital, net of cash of $8.7 million. As we continue to execute on our acquisition and growth strategy, additional financing may be necessary within the next 12 months.
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
Our credit facility consists of a $300.0 million term loan and a revolving credit facility up to a maximum aggregate amount of $400.0 million, of which $10.0 million may be used for swing line loans (as defined in the credit agreement) and up to $40.0 million may be used for letters of credit. The credit facility matures on July 9, 2019.
Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.3%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.3%. In 2015, the weighted average interest rate on our credit facility was 3.5%.
Our credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the year ended December 31, 2015, we were in compliance with the financial covenants contained in the credit agreement. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$73,362	$40,630	$36,123
Investing activities	(81,544)	(268,844)	(127,073)
Financing activities	5,501	234,121	84,480
Net change in cash and cash equivalents	$(2,681)	$5,907	$(6,470)
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $48.0 million net income and the $73.4 million cash provided by operating activities during 2015 was primarily attributable to a $17.6 million increase in prepaid expenses and other assets, a $15.7 million decrease in accounts payable, a $4.4 million decrease in accrued expenses and other liabilities, excess tax benefit on share-based compensation of $1.2 million, and gains on the disposal of equipment of $0.4 million, which was primarily offset by $34.6 million of depreciation and amortization, a $14.0 million decrease in our accounts receivable, deferred income taxes of $10.5 million, provision for bad debt of $3.0 million, and $2.5 million of share-based compensation. The overall changes in cash flow from operating activities were impacted by both the organic and acquisition growth in 2015.
Cash Flows from Investing Activities
Cash used in investing activities was $81.5 million during 2015, which reflects $54.9 million of capital expenditures used to support our operations and $32.8 million primarily used for our acquisition of Stagecoach. These payments were offset by the proceeds from the sale of equipment of $6.1 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $5.5 million during 2015, which primarily reflects net borrowings of $9.4 million under our credit facility, proceeds from the issuance of common stock upon the exercise of stock options of $2.9 million, and excess tax benefits on share-based compensation of $1.2 million, offset by the payment of contingent earnouts of $3.3 million, debt issuance costs of $2.8 million associated with the sixth amended and restated credit agreement, and the reduction of a capital lease obligation of $1.8 million.

Quarterly Results of Operations
The following table presents unaudited consolidated statement of operations data for each of the four quarters ended December 31, 2015 and 2014. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2015:
Total revenues	$488,970	$517,930	$497,173	$490,946
Net revenues (total revenues less purchased transportation costs)	160,479	171,857	170,922	176,267
Income before income taxes	22,193	26,869	9,446	18,726
Net income available to common stockholders	13,604	16,471	5,791	12,134
Earnings per share:
Basic	$0.36	$0.43	$0.15	$0.32
Diluted	$0.35	$0.42	$0.15	$0.32
2014:
Total revenues	$382,031	$460,181	$498,086	$532,518
Net revenues (total revenues less purchased transportation costs)	118,012	144,847	150,839	166,112
Income before income taxes	16,989	24,094	21,453	19,787
Net income available to common stockholders	10,414	14,768	14,413	12,379
Earnings per share:
Basic	$0.28	$0.39	$0.38	$0.33
Diluted	$0.27	$0.38	$0.37	$0.32
Contractual Obligations and Commercial Commitments
The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2015 (in thousands):

	Payments Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$439,399	$15,000	$30,000	$394,399	$—
Interest expense	49,985	15,380	30,760	3,845	—
Capital leases	13,306	5,717	7,364	204	21
Operating leases	168,830	48,117	71,296	29,214	20,203
Total	$671,520	$84,214	$139,420	$427,662	$20,224

(1)
The contingent earnout payments resulting from the acquisitions, which are included in other long-term liabilities, are not included in the above schedule due to the uncertainty of final payouts as well as the timing of those payments.

Off-Balance Sheet Arrangements
We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; engage in leasing, hedging, or research and development services; or have other relationships that expose us to liability that is not reflected in the financial statements. However, as of December 31, 2015, we had outstanding letters of credit totaling $22.5 million. Additionally, we provide a guarantee for a portion of the value of certain IC leased tractors.
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
Commodity Risk
In our LTL, TL, and Global Solutions businesses, our primary market risk centers on fluctuations in fuel prices, which can affect our profitability. Fuel prices fluctuate significantly due to economic, political, and other factors beyond our control. Our ICs and purchased power providers pass along the cost of fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to pass along our fuel surcharges.
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rates on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $400.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $296.3 million as of December 31, 2015, a 1.0% increase in the borrowing rate would increase our annual interest expense by $7.0 million. We do not use derivative financial instruments for hedging or speculative trading purposes and are not engaged in any interest rate swap agreements.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by the SEC guidance, we excluded the 2015 acquisition of Stagecoach Cartage and Distribution LP from our assessment of internal controls over financial reporting. This acquisition constituted 5.7% and 3.3% of net and total assets, respectively, and 0.9% and 3.6% of revenues and net income, respectively, included in our consolidated financial statements as of and for the year ended December 31, 2015. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.
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

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Second Amended and Restated Bylaws (2)

4.1	Second Amended and Restated Stockholders’ Agreement, dated as of March 14, 2007, by and among the Registrant and the stockholders named therein (3)

10.10*	Employment Letter Agreement, by and between the Registrant and Mark A. DiBlasi (4)

10.11*	Employment Letter Agreement, by and between the Registrant and Peter R. Armbruster (4)

10.14*	2010 Incentive Compensation Plan (2)

10.15*	Form of Indemnification Agreement (2)

10.16	Agreement and Plan of Merger, dated as of May 7, 2010, by and among the Registrant; GTS Transportation Logistics, Inc.; and Group Transportation Services Holdings, Inc. (2)

10.17	Amended and Restated Advisory Agreement, dated September 12, 2011, by and between the Registrant and HCI Equity Management, L.P. (5)

10.20*	Form of Restricted Stock Unit Agreement (6)

10.21	Agreement and Plan of Merger, dated as of August 23, 2011, by and among the Registrant; Prime Acquisition Corp., Prime Logistics Corp., and the other parties named therein (7)

10.26*	Form of Performance Restricted Stock Unit Agreement (8)

10.27	Separation Agreement and Release, dated June 10, 2015, by and between the Registrant and Brian J. van Helden (9)

10.28
Sixth Amended and Restated Credit Agreement, dated September 24, 2015, among the Registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto (10)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed with the SEC on August 11, 2014.

(2)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on May 7, 2010.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on September 11, 2008.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on March 4, 2010.

(5)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2011.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2011.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 26, 2011.

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 24, 2015.

(9)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 3, 2015.

(10)	Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 28, 2015.

*	Indicates management contract or compensation plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
President and Chief Executive Officer

Date: February 29, 2016

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

Signature	Title	Date

/s/ Mark A. DiBlasi	Chief Executive Officer	February 29, 2016
Mark A. DiBlasi	(Principal Executive Officer), and Director

/s/ Curtis W. Stoelting	President, Chief Operating Officer, and Director	February 29, 2016
Curtis W. Stoelting

/s/ Peter R. Armbruster	Chief Financial Officer, Treasurer, and	February 29, 2016
Peter R. Armbruster	Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Scott D. Rued	Chairman of the Board	February 29, 2016
Scott D. Rued

/s/ Christopher L. Doerr	Director	February 29, 2016
Christopher L. Doerr

/s/ John G. Kennedy, III	Director	February 29, 2016
John G. Kennedy, III

/s/ James D. Staley	Director	February 29, 2016
James D. Staley

/s/ William S. Urkiel	Director	February 29, 2016
William S. Urkiel

/s/ Brian C. Murray	Director	February 29, 2016
Brian C. Murray

/s/ Judith A. Vijums	Director	February 29, 2016
Judith A. Vijums

/s/ Michael P. Ward	Director	February 29, 2016
Michael P. Ward

INDEX TO FINANCIAL STATEMENTS
ROADRUNNER TRANSPORTATION SYSTEMS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Roadrunner Transportation Systems, Inc. and subsidiaries
Cudahy, Wisconsin

We have audited the accompanying consolidated balance sheets of Roadrunner Transportation Systems, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roadrunner Transportation Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Roadrunner Transportation Systems, Inc. and subsidiaries
Cudahy, Wisconsin
We have audited the internal control over financial reporting of Roadrunner Transportation Systems, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Stagecoach Cartage and Distribution LP which was acquired on July 28, 2015 and whose financial statements constituted 5.7% and 3.3% of net and total assets, respectively, and 0.9% and 3.6% of revenues and net income, respectively, of the consolidated financial statements as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Stagecoach Cartage and Distribution LP. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 29, 2016

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$8,664	$11,345
Accounts receivable, net of allowances of $3,782 and $4,209, respectively	272,176	284,379
Deferred income taxes	4,876	8,607
Prepaid expenses and other current assets	62,101	46,658
Total current assets	347,817	350,989
Property and equipment, net of accumulated depreciation of $68,517 and $47,629, respectively	197,744	146,850
Other assets:
Goodwill	691,118	669,652
Intangible assets, net	76,694	79,878
Other noncurrent assets	12,752	10,451
Total other assets	780,564	759,981
Total assets	$1,326,125	$1,257,820
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$15,000	$10,000
Accounts payable	104,357	118,743
Accrued expenses and other liabilities	48,657	42,352
Total current liabilities	168,014	171,095
Long-term debt, net of current maturities	424,399	420,000
Other long-term liabilities	120,405	107,950
Total liabilities	712,818	699,045
Commitments and Contingencies (Note 12)
Stockholders' investment:
Common stock $.01 par value; 100,000 shares authorized; 38,266 and 37,925 shares issued and outstanding, respectively	383	379
Additional paid-in capital	397,253	390,725
Retained earnings	215,671	167,671
Total stockholders’ investment	613,307	558,775
Total liabilities and stockholders' investment	$1,326,125	$1,257,820
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues	$1,995,019	$1,872,816	$1,361,410
Operating expenses:
Purchased transportation costs	1,315,494	1,293,006	944,275
Personnel and related benefits	263,522	213,079	151,158
Other operating expenses	286,443	243,662	163,452
Depreciation and amortization	32,323	25,078	16,311
Acquisition transaction expenses	564	2,305	851
Total operating expenses	1,898,346	1,777,130	1,276,047
Operating income	96,673	95,686	85,363
Interest expense	19,439	13,363	7,883
Income before provision for income taxes	77,234	82,323	77,480
Provision for income taxes	29,234	30,349	28,484
Net income available to common stockholders	$48,000	$51,974	$48,996
Earnings per share available to common stockholders:
Basic	$1.26	$1.37	$1.36
Diluted	$1.23	$1.32	$1.29
Weighted average common stock outstanding:
Basic	37,969	37,852	36,133
Diluted	38,974	39,259	37,913
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Investment
	(In thousands, except share amounts)
BALANCE, January 1, 2013	34,371,497	$344	$325,034	$66,701	$392,079
Issuance of Common Stock	3,192,949	32	53,458		53,490
Share-based compensation			1,503		1,503
Excess tax benefit on share-based compensation			4,297		4,297
Net income				48,996	48,996
BALANCE, December 31, 2013	37,564,446	$376	$384,292	$115,697	$500,365
Issuance of Common Stock	360,718	3	2,737		2,740
Share-based compensation			2,255		2,255
Excess tax benefit on share-based compensation			1,441		1,441
Net income				51,974	51,974
BALANCE, December 31, 2014	37,925,164	$379	$390,725	$167,671	$558,775
Issuance of Common Stock	340,705	4	3,078		3,082
Issuance costs from secondary stock offering			(225)		(225)
Share-based compensation			2,500		2,500
Excess tax benefit on share-based compensation			1,175		1,175
Net income				48,000	48,000
BALANCE, December 31, 2015	38,265,869	$383	$397,253	$215,671	$613,307
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$48,000	$51,974	$48,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,608	27,145	18,490
Gain on disposal of buildings and equipment	(424)	(106)	(1,343)
Share-based compensation	2,500	2,255	1,503
Provision for bad debts	3,010	4,499	2,934
Excess tax benefit on share-based compensation	(1,175)	(1,441)	(4,297)
Deferred tax provision	10,534	7,512	8,280
Changes in (net of acquisitions):
Accounts receivable	13,984	(44,520)	(28,891)
Prepaid expenses and other assets	(17,603)	(5,180)	(6,205)
Accounts payable	(15,658)	10,877	(380)
Accrued expenses and other liabilities	(4,414)	(12,385)	(2,964)
Net cash provided by operating activities	73,362	40,630	36,123
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(32,765)	(230,818)	(100,648)
Capital expenditures	(54,859)	(44,977)	(31,546)
Proceeds from sale of buildings and equipment	6,080	6,951	5,121
Net cash used in investing activities	(81,544)	(268,844)	(127,073)
Cash flows from financing activities:
Borrowings under revolving credit facilities	183,852	383,074	130,441
Payments under revolving credit facilities	(275,703)	(170,089)	(108,426)
Long-term debt borrowings	110,000	33,750	22,000
Long-term debt payments	(8,750)	(9,375)	(12,875)
Debt issuance cost	(2,798)	(2,524)	(1,541)
Payments of contingent earnouts	(3,317)	(4,804)	(2,407)
Proceeds from issuance of common stock (net of issuance costs)	2,857	2,740	53,059
Excess tax benefit on share-based compensation	1,175	1,441	4,297
Reduction of capital lease obligation	(1,815)	(92)	(68)
Net cash provided by financing activities	5,501	234,121	84,480
Net (decrease) increase in cash and cash equivalents	(2,681)	5,907	(6,470)
Cash and cash equivalents:
Beginning of period	11,345	5,438	11,908
End of period	$8,664	$11,345	$5,438
Supplemental cash flow information:
Cash paid for interest	$16,725	$11,351	$6,505
Cash paid for income taxes (net of refunds)	$21,453	$21,673	$19,081
Non-cash capital leases and other obligations to acquire assets	$12,441	$—	$—
Non-cash contingent earnout	$4,114	$—	$4,288
See accompanying notes to consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: truckload logistics (“TL”); less-than-truckload (“LTL”); and Global Solutions. Within its TL business, the Company operates a network of 48 TL service centers, four freight consolidation and inventory management centers, and 23 dispatch offices and is augmented by over 100 independent brokerage agents. Within its LTL business, the Company operates 47 LTL service centers throughout the United States, complemented by relationships with over 180 delivery agents. Within its Global Solutions business, the Company operates from eight service centers and 11 dispatch offices throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service, including domestic and international air and ocean transportation services, to its customers. The Company operates primarily in the United States.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2015, all subsidiaries were 100% owned. All intercompany balances and transactions have been eliminated in consolidation.
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
Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments: TL; LTL; and Global Solutions.
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
Accounts Receivable and Related Reserves
Accounts receivable represent trade receivables from customers and are stated net of an allowance for doubtful accounts and pricing allowances of approximately $3.8 million and $4.2 million as of December 31, 2015 and 2014, respectively. Management estimates the portion of accounts receivable that will not be collected and accounts are written off when they are determined to be uncollectible. Accounts receivable are uncollateralized and are generally due 30 days from the invoice date.
The Company provides reserves for accounts receivable. The rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$4,209	$2,957	$1,476
Provision, charged to expense	3,010	4,499	2,934
Write-offs, less recoveries	(3,437)	(3,247)	(1,453)
Ending balance	$3,782	$4,209	$2,957

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Property and Equipment
Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. For financial reporting purposes, depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	5-20 years
Furniture and fixtures	5 years
Equipment	3-15 years
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
Goodwill is tested for impairment at least annually on July 1 using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. The Company has four reporting units as this is the lowest level for which discrete financial information is prepared and regularly reviewed by segment management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying amount. For purposes of the Company’s impairment test, the fair value of its reporting units is calculated based upon an average of an income fair value approach and market fair value approach. Based on these tests, the Company concluded that the fair value for each of the reporting units was in excess of the respective reporting unit’s carrying value. Accordingly, no goodwill impairments were identified in 2015, 2014, or 2013.
Other intangible assets recorded consist primarily of definite lived customer relationships. The Company evaluates its other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. No indicators of impairment were identified in 2015, 2014, or 2013. See Note 4 for additional information on the Company's goodwill and intangible assets.

Debt Issuance Costs
Debt issuance costs represent costs incurred in connection with the financing agreement described in Note 6. The unamortized debt issuance costs aggregate to $6.6 million and $6.1 million as of December 31, 2015 and 2014, respectively, and have been classified in the consolidated balance sheets as other noncurrent assets. Such costs are being amortized over the expected maturity of the financing agreements using the effective interest rate method.
Share-Based Compensation
The Company’s share-based payment awards are comprised of stock options, restricted stock units, and performance restricted stock units. The cost for the Company’s stock options is measured at fair value using the Black-Scholes option pricing model. The cost for restricted stock units and performance restricted stock units is measured using the stock price at the grant date. The cost is recognized over the vesting period of the award, which is typically four years. The amount of costs recognized for performance

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

restricted stock units over the vesting period is dependent on the Company meeting the pre-established financial performance goals.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
Fair Value of Financial Instruments
The fair value of cash approximates cost. The estimated fair value of the Company's debt approximated its carrying value as of December 31, 2015 and 2014 as the debt agreement bears interest based on prevailing variable market rates currently available and as such would be categorized as a Level 2 in the fair value hierarchy as defined in Note 5.
Revenue Recognition
TL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; delivery has occurred; the Company’s obligation to fulfill a transaction is complete; and collection of revenue is reasonably assured. This occurs when the Company completes the delivery of a shipment or the service has been fulfilled.
LTL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; and collection of revenue is reasonably assured. The Company recognizes revenue based on a percentage of services completed for freight in-transit as of the balance sheet date.
Global Solutions revenue is recorded when the shipment has been delivered by a third-party carrier. Fees for services revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, the Company’s obligation to fulfill a transaction is complete and collection of revenue is reasonably assured. The Company offers volume discounts to certain customers. Revenue is reduced as discounts are earned. In some instances, the Company performs multiple services. Typically separate fees are quoted and recognized as revenue when services are rendered. Occasionally, customers request an all-inclusive "door-to-door" fee for a set of services and revenue is allocated to the elements and recognized as each service is completed.
The Company typically recognizes revenue on a gross basis, as opposed to a net basis, because it bears the risks and benefits associated with revenue-generated activities by, among other things, (1) acting as a principal in the transaction, (2) establishing prices, (3) managing all aspects of the shipping process, and (4) taking the risk of loss for collection, delivery, and returns. Certain Global Solutions transactions to provide specific services are recorded at the net amount charged to the client due to the following factors: (A) the Company does not have latitude in establishing pricing and (B) the Company does not bear the risk of loss for delivery and returns; these items are the risk of the carrier.
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
The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the liability associated with claims incurred as of the balance sheet date, including claims not reported. The Company believes these methods are appropriate for measuring these judgmental self-insurance accruals. However, the use of any estimation method is sensitive to the assumptions and factors described above, based on the magnitude of claims and the length of time from the date the claim is incurred to ultimate settlement. Accordingly, changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 (ASU 2014-09) which was updated in August 2015 by Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606), which is effective for the Company in 2018. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is in the process of evaluating the guidance in this Accounting Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which is effective for the Company in 2016 and must be applied retrospectively for all periods presented. This guidance simplifies the presentation of debt issuance costs. Under the revised Accounting Standard, the Company would be required to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability. Amortization of the debt issuance costs should be reported as interest expense. The Accounting Standards Update does not affect the recognition and measurement for debt issuance costs. Debt issuance costs are currently recorded in other noncurrent assets and amortization of these debt issuance costs are currently reported as interest expense. Adoption of the revised Accounting Standard will require the company to reclass the balance of the debt issuance costs from a noncurrent asset to a direct reduction from the carrying amount of debt.
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
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting Measurement-Period Adjustments (Topic 805), which is effective for the Company in 2016. The amendments eliminate the requirement to retrospectively account for measurement period adjustments. The acquirer must record, in the period identified, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date. The acquirer must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. Adoption of the revised Accounting Standard will require some additional disclosures in the footnotes to the consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update no. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which is effective for the Company in 2017. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment. The amendments may either be applied prospectively or retrospectively. The Company is in the process of evaluating the guidance

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

and has not yet determined if the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
2. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2015	2014
Land and improvements	$5,161	$3,399
Building and leasehold improvements	17,940	12,777
Furniture and fixtures	43,113	35,434
Equipment	200,047	142,869
Gross property and equipment	266,261	194,479
Less: Accumulated depreciation	68,517	47,629
Property and equipment, net	$197,744	$146,850
Depreciation expense was $23.9 million, $19.1 million, and $13.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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
On April 30, 2013, the Company also acquired all of the outstanding capital stock of Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd. (collectively, "Adrian Carriers") for the purpose of expanding its current market presence in the Global Solutions segment. Cash consideration paid was $14.2 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6. The Adrian Carriers purchase agreement calls for contingent consideration in the form of an earnout capped at $6.5 million. The former owners of Adrian Carriers are entitled to receive a payment equal to the amount by which Adrian Carrier's operating income before amortization, as defined in the purchase agreement, exceeds $2.3 million for the years ending April 30, 2014, 2015, 2016, and 2017. Approximately $4.3 million was included in the Global Solutions purchase price allocation related to this earnout on the opening balance sheet.
On July 25, 2013, the Company acquired all of the outstanding membership interests of Marisol International, LLC ("Marisol") for the purpose of expanding its current market presence in the Global Solutions segment. Cash consideration paid was $66.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6. The Marisol purchase agreement calls for contingent consideration in the form of an earnout capped at $2.5 million. The former owners of Marisol are entitled to receive a payment equal to the amount by which Marisol's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $7.8 million for the years ending July 31, 2014 and 2015. No amount was included in the Global Solutions purchase price allocation related to this earnout on the opening balance sheet.
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
On February 24, 2014, the Company acquired all of the outstanding capital stock of Rich Logistics and Everett Transportation Inc. and certain assets of Keith Everett (collectively, "Rich Logistics") for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $46.5 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6.
On March 14, 2014, the Company acquired all of the outstanding capital stock of Unitrans, Inc. ("Unitrans") for the purpose of expanding its current market presence in the Global Solutions segment. Cash consideration paid was $53.3 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6.
On July 18, 2014, the Company acquired all of the outstanding capital stock of ISI Acquisition Corp. (which wholly owns Integrated Services, Inc. and ISI Logistics Inc.) and ISI Logistics South, Inc. (collectively, "ISI") for the purpose of expanding its

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

current market presence in the TL segment. Cash consideration paid was $13.0 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6.
On August 27, 2014, the Company acquired all of the outstanding capital stock of Active Aero Group Holdings, Inc. ("Active Aero") for the purpose of expanding its presence within the TL segment. Cash consideration paid was $118.1 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6.
On July 28, 2015, the Company acquired all of the outstanding partnership interests of Stagecoach Cartage and Distribution LP ("Stagecoach") for the purpose of expanding its presence within the TL segment. Cash consideration paid was $32.3 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 6. The Stagecoach purchase agreement calls for contingent consideration in the form of an earnout capped at $5.0 million. The former owners of Stagecoach are entitled to receive a payment equal to the amount by which Stagecoach's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $7.0 million for the twelve month periods ending July 31, 2016, 2017, 2018, and 2019. Approximately $4.1 million was included in the TL purchase price allocation related to this earnout on the opening balance sheet.
The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates. The acquisition of Stagecoach is considered immaterial. The acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero (collectively, "2014 acquisitions") are considered individually immaterial, but material in the aggregate. The acquisitions of Wando Trucking, Adrian Carriers, Marisol, TA Drayage, G.W Palmer, and YES Trans (collectively, "2013 acquisitions") are considered individually immaterial, but material in the aggregate. The following table summarizes the allocation of the purchase price paid to the fair value of the net assets for the 2014 and 2013 acquisitions, in the aggregate (in thousands):

	2014 Acquisitions	2013 Acquisitions
Accounts receivable	$68,128	$27,731
Other current assets	7,442	922
Property and equipment	29,892	14,392
Goodwill	155,006	77,652
Customer relationship intangible assets	54,347	19,727
Other noncurrent assets	—	12
Accounts payable and other liabilities	(83,910)	(39,788)
Total	$230,905	$100,648
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Goodwill of $1.4 million associated with the asset purchases in 2013 will be deductible for tax purposes while the remaining goodwill will not be deductible for tax purposes. Purchase accounting is considered final for the 2013 and 2014 acquisitions. Purchase accounting is considered final for the Stagecoach acquisition except for deferred taxes, goodwill, and intangible assets, as final information was not available as of December 31, 2015. Measurement period adjustments related to certain 2013 acquisitions were recorded prospectively as they were not considered material to the Company's consolidated financial statements as of December 31, 2013. These measurement period adjustments from previously recorded opening balance sheets related primarily to fair value measurement changes in acquired deferred tax assets and liabilities.
From the dates of acquisition through December 31, 2013, the 2013 acquisitions contributed revenues of $84.3 million and net income of $3.6 million. The following supplemental unaudited pro forma financial information of the Company for the year ended December 31, 2013 includes the results of operations for the 2013 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2012 (in thousands):

Year Ended December 31,
2013
Revenues	$1,466,404
Net income	$49,137

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
4. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the net assets acquired. The Company evaluates goodwill and intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach that begins with the estimation of the fair value at the reporting unit level. We have four reporting units for our three operating segments. We have one reporting unit for our LTL segment, two reporting units for our TL segment, and one reporting unit for our Global Solutions segment.
For purposes of our impairment analysis, the fair value of the Company's reporting units is estimated based upon an average of an income fair value approach and a market fair value approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates, and growth rates, among others. The determination of fair value requires considerable judgment and is highly sensitive to changes in the underlying assumptions. The Company completed the annual impairment analysis as of July 1, 2015, and determined no impairment had occurred, as each reporting unit's calculated fair value exceeded the carrying value by at least 75% at the time of the evaluation.
Subsequent to our annual impairment analysis as of July 1, 2015, a decline in revenues during the quarter ended September 30, 2015 resulted in a triggering event that required the Company to perform an interim goodwill impairment analysis of all reporting units as of September 30, 2015. The Company completed its interim impairment analysis and determined no impairment had occurred, as each reporting unit's calculated fair value exceeded the carrying value by at least 65% at the time of the evaluation. As a result, there is no goodwill impairment for any of the periods presented in the Company's condensed consolidated financial statements.

The following is a rollforward of goodwill from December 31, 2013 to December 31, 2015 by reportable segment (in thousands):

	TL	LTL	Global Solutions	Total
Goodwill balance as of December 31, 2013	$211,413	$197,312	$110,018	$518,743
Adjustments to goodwill for purchase accounting	(1,253)	—	238	(1,015)
Goodwill related to acquisitions	108,891	—	43,033	151,924
Goodwill balance as of December 31, 2014	$319,051	197,312	153,289	669,652
Adjustments to goodwill for purchase accounting	3,919	—	176	4,095
Goodwill related to acquisitions	17,371	—	—	17,371
Goodwill balance as of December 31, 2015	$340,341	$197,312	$153,465	$691,118

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Intangible assets consist primarily of customer relationships acquired from business acquisitions. Intangible assets were as follows as of December 31 (in thousands):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$65,373	$(13,916)	$51,457	$60,173	$(8,356)	$51,817
LTL	1,358	(1,017)	341	1,358	(950)	408
Global Solutions	31,522	(6,626)	24,896	31,522	(3,869)	27,653
Total intangible assets	$98,253	$(21,559)	$76,694	$93,053	$(13,175)	$79,878
The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $8.4 million, $5.8 million, and $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of December 31, 2015 is as follows (in thousands):

Amount
Year Ending:
2016	$8,725
2017	8,605
2018	8,341
2019	8,037
2020	7,665
Thereafter	35,321
Total	$76,694
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
Certain of the Company’s acquisitions contain contingent purchase obligations in the form of earn-outs as described in Note 3. The contingent purchase obligation related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company uses to determine fair value. Changes to the fair value are recognized as income or expense within other operating expenses in the condensed consolidated statements of operations. In measuring the fair value of the contingent purchase obligation, the Company used an income approach that considers the expected future earnings of the acquired businesses, for the varying performance periods, based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate. The range of undiscounted outcomes for the estimated remaining contingent payments is zero to $14.4 million.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents information, as of December 31, 2015 and 2014, about the Company’s financial liabilities (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$6,722	$6,722
Total liabilities at fair value	$—	$—	$6,722	$6,722

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$7,665	$7,665
Total liabilities at fair value	$—	$—	$7,665	$7,665
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three years ended December 31 (in thousands):

	2015	2014	2013
Balance, beginning of period	$7,665	$17,054	$20,907
Earnouts related to acquisitions	4,114	—	4,288
Payment of contingent purchase obligations	(3,317)	(4,804)	(2,407)
Adjustments to contingent purchase obligations (1)	(1,740)	(4,585)	(5,734)
Balance, end of period	$6,722	$7,665	$17,054

(1)	Adjustments to contingent purchase obligations are reported in other operating expenses in the consolidated statements of operations.

6. Long-Term Debt
Long-Term Debt
Long-term debt consisted of the following at December 31 (in thousands):

	2015	2014
Senior debt:
Revolving credit facility	$143,149	$235,000
Term loans	296,250	195,000
Total debt	439,399	430,000
Less: Current maturities	(15,000)	(10,000)
Total long-term debt, net of current maturities	$424,399	$420,000
Maturities for each of the next five years based on long-term debt as of December 31, 2015 are as follows (in thousands):

Amount
Year Ending
2016	15,000
2017	15,000
2018	15,000
2019	394,399
Total	439,399
On July 9, 2014, the Company entered into a fifth amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) and other lenders, which increased the revolving credit facility from $200.0 million to $350.0 million and the term loan from $175.0 million to $200.0 million. On September 24, 2015, the Company entered into a sixth amended and restated

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

credit agreement (the "credit agreement") with U.S. Bank and other lenders, which increased the revolving credit facility to $400.0 million and the term loan to $300.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $3.8 million. The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy as defined in Note 5. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The current debt agreement prohibits the Company from paying dividends without the consent of the lenders. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.3%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.3%. The revolving credit facility also provides for the issuance of up to $40.0 million in letters of credit. As of December 31, 2015, the Company had outstanding letters of credit totaling $22.5 million. As of December 31, 2015, total availability under the revolving credit facility was $234.3 million and the average interest rate on the credit agreement was 3.5%.
Capital Lease Obligations
The Company has a building and certain equipment classified as capital leases. The following is a schedule of future minimum lease payments under the capital leases with the present value of the net minimum lease payments as of December 31, 2015 (in thousands):

Amount
Year Ending:
2016	$5,717
2017	3,284
2018	2,348
2019	1,732
2020	204
Thereafter	21
Total minimum lease payments	13,306
Less: amount representing interest	1,426
Present value of net minimum lease payments(1)	$11,880

(1)	Reflected in the consolidated balance sheets as accrued expenses and other liabilities and other long-term liabilities of $5.0 million and $6.9 million, respectively.
7. Stockholders’ Investment
Common Stock
The Company's common stock has voting rights — one vote for each share of common stock. In March 2007, the Company entered into a second amended and restated stockholders’ agreement. The agreement provides that, any time after the Company is eligible to register its common stock on a Form S-3 registration statement under the Securities Act, certain of the Company’s stockholders may request registration under the Securities Act of all or any portion of their shares of common stock. These stockholders are limited to a total of two of such registrations. In addition, if the Company proposes to file a registration statement under the Securities Act for any underwritten sale of shares of any of its securities, certain of the Company's stockholders may request that the Company include in such registration the shares of common stock held by them on the same terms and conditions as the securities otherwise being sold in such registration.
In December 2012, the Company issued and sold shares of its common stock. Additionally, the Company granted the underwriters an option to purchase up to 525,000 additional shares at the public offering price less the underwriting discount to cover any over-allotments. In January 2013, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at a price of $17.25 per share to the public. The sale of the additional shares resulted in net proceeds to the Company of approximately $8.5 million after deducting the underwriting discount and estimated expenses.

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
In August 2015, in a secondary offering, affiliates of HCI Equity Partners, L.L.C. sold 2.0 million shares of common stock. The Company did not issue any shares in the offering and did not receive any proceeds from the sale of the shares; however, the Company incurred costs of $0.2 million.
Warrants to Acquire Common Stock
In connection with a business combination entered in 2007, the Company issued to existing Sargent Transportation Group, Inc. stockholders warrants that, upon the closing of the Company's initial public offering, became the right to acquire 2,269,263 shares of common stock at an exercise price of $13.39 per share. The warrants are exercisable at the option of the holder any time prior to March 13, 2017. No warrants were exercised during the year ended December 31, 2015 or 2014.
On December 11, 2009, in connection with financing the acquisition of Bullet Freight Systems, Inc. ("Bullet"), the Company issued warrants that, upon the closing of the Company's initial public offering, became the right to acquire 1,746,971 shares of common stock at an exercise price of $8.37 per share. The warrants are exercisable at the option of the holder any time prior to December 11, 2017. No warrants were exercised during the year ended December 31, 2015 or 2014.
The $3.0 million fair value of the warrants at the date of issuance has been reflected as a component of additional paid-in capital in stockholders’ investment in the accompanying consolidated balance sheets.
8. Share-Based Compensation
The Company's 2010 Incentive Compensation Plan (the “2010 Plan”) allows for the issuance of 2,500,000 shares of common stock. The 2010 Plan provides for the grant of stock options, restricted stock units, and other awards to the Company's employees and directors.
In 2015, the Company added performance restricted stock units to its share-based compensation plan. Under the new program, performance restricted stock units were awarded to eligible employees based on pre-established financial performance goals. No performance restricted stock unit awards were earned as of December 31, 2015.
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
The following table summarizes the nonvested restricted stock units as of December 31, 2015 and 2014:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2013	279,471	$21.76	2.8
Granted	169,300	22.89
Vested	(87,061)	20.30
Forfeitures	(29,574)	22.25
Nonvested as of December 31, 2014	332,136	$22.76	2.5
Granted	19,051	23.60
Vested	(111,180)	21.34
Forfeitures	(31,232)	23.17
Nonvested as of December 31, 2015	208,775	$23.75	1.7
Unrecognized stock compensation expense was $3.1 million and $5.7 million for the years ended December 31, 2015 and 2014, respectively.

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
No options were granted by the Company in 2013, 2014, or 2015. Stock-based compensation expense was $2.5 million, $2.3 million, and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. The related estimated income tax benefit recognized in the accompanying consolidated statements of operations, net of estimated forfeitures, was $0.9 million, $0.9 million, and $0.6 million, respectively, for the years ended December 31, 2015, 2014, and 2013.
A summary of the option activity under the equity plans for the years ended December 31, 2015 and 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of December 31, 2013	855,817	$13.67	3.0	$11,365
Granted	—	—
Exercised	(300,716)	11.35
Forfeited	—	—
Outstanding as of December 31, 2014	555,101	$14.92	1.7	$4,680
Granted	—	—
Exercised	(265,734)	15.09
Forfeited	—	—
Outstanding as of December 31, 2015	289,367	$14.77	0.7	$—
All outstanding options are non-qualified options. There were 289,367, 555,101, and 855,817 options exercisable as of December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, for exercisable options, the weighted-average exercise price was $14.77, the weighted average remaining contractual term was 0.7 years, and there was no estimated aggregate intrinsic value per share. As of December 31, 2015, all options were vested.
9. Earnings Per Share
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

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company had stock options and warrants outstanding of 253,834 as of December 31, 2015 that were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. As of December 31, 2014 and 2013, all stock options and warrants were included in the computation of diluted earnings per share. The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Year Ended December 31,
	2015	2014	2013
Basic weighted average common stock outstanding	37,969	37,852	36,133
Effect of dilutive securities:
Employee stock options	73	169	424
Warrants	885	1,183	1,285
Restricted Stock Units	47	55	71
Diluted weighted average common stock outstanding	38,974	39,259	37,913
10. Income Taxes
The components of the Company’s provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$14,347	$19,389	$17,479
Foreign, state and local	4,353	3,448	2,725
Deferred:
Federal	10,939	7,068	7,495
Foreign, state and local	(405)	444	785
Provision for income taxes	$29,234	$30,349	$28,484
The Company’s income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statutory federal rate	$27,033	$28,814	$27,118
Meals and entertainment	287	247	227
State income taxes — net of federal benefit	2,478	2,254	2,067
Earn out adjustments	(410)	(1,381)	(1,675)
Other	(154)	415	747
Total	$29,234	$30,349	$28,484

The Company recorded assets for refundable current federal and state income taxes of $11.8 million and $7.5 million at December 31, 2015 and 2014, respectively. These are classified in the consolidated balance sheets as a component of prepaid expenses and other current assets.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The tax rate effects of temporary differences that give rise to significant elements of deferred tax assets and deferred tax liabilities as of December 31 were as follows (in thousands):

	2015	2014
Current deferred income tax assets:
Accounts receivable	2,714	4,253
Accounts payable and accrued expenses	2,162	4,354
Total	$4,876	$8,607
Noncurrent deferred income tax assets (liabilities):
Net operating losses	$1,256	$758
Goodwill and intangible assets	(63,801)	(62,693)
Property and equipment	(42,304)	(32,996)
Deferred compensation	449	593
Total	$(104,400)	$(94,338)
The Company had $8.4 million and $11.0 million of current deferred tax assets and $3.5 million and $2.4 million of current deferred tax liabilities as of December 31, 2015 and 2014, respectively. The net current deferred income tax assets of $4.9 million as of December 31, 2015 and $8.6 million as of December 31, 2014 are classified as deferred income taxes in the consolidated balance sheet. The Company had $140.1 million and $103.1 million of noncurrent deferred tax assets and $244.5 million and $197.4 million of noncurrent deferred tax liabilities as of December 31, 2015 and 2014, respectively. The net noncurrent deferred income tax liability of $104.4 million as of December 31, 2015 and $94.3 million as of December 31, 2014 are classified in the consolidated balance sheets as a component of other long-term liabilities.
There were no unrecognized tax benefits recorded as of December 31, 2015 and 2014. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Income tax related interest and penalties were immaterial as of December 31, 2015 and 2014. The Company is subject to federal and state tax examinations for all tax years subsequent to December 31, 2013. Although the pre-2013 years are no longer subject to examinations by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years were used by the Company during 2014 and 2015 and may still be adjusted upon examination by the IRS or state taxing authorities if they were used after 2013 or will be used in a future period.
11. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $17.4 million as of December 31, 2015.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of December 31, 2015.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The declining quality and performance of the equipment in certain lease purchase programs caused escalating repair and maintenance expenses for the Company's ICs, which, coupled with the softened demand experienced during the third quarter of 2015, resulted in increased turnover and default by certain ICs. As a result, the Company experienced an acceleration of its IC recruiting costs, guarantee payments, and reseating and reconditioning costs associated with these lease purchase programs. Accordingly, the Company decided to terminate certain lease purchase guarantee programs in favor of new lease purchase programs that do not involve a guarantee from the Company and utilize newer equipment under warranty. As of December 31, 2015, the Company had a reserve of $1.3 million for the termination of certain lease purchase guarantee programs. The Company made payments of $3.7 million for the year ended December 31, 2015. Payments made for the year ended December 31, 2014 were de minimis.

12. Commitments and Contingencies
Employee Benefit Plans
The Company sponsors defined contribution profit sharing plans for substantially all employees of the Company and its subsidiaries. The Company provides matching contributions on some of these plans. Total expense under these plans was $2.8 million, $2.3 million, and $1.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Operating Leases
The Company leases terminals, office space, trucks, trailers, and other equipment under noncancelable operating leases expiring on various dates through 2027. The Company incurred rent expense from operating leases of $66.2 million, $55.0 million, and $28.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2015 (in thousands):

Year Ending:	Amount
2016	$48,117
2017	39,236
2018	32,059
2019	17,813
2020	11,402
Thereafter	20,203
Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of December 31, 2015 and December 31, 2014, the Company had reserves for estimated uninsured losses of $7.2 million and $5.8 million, respectively.
In addition to the legal proceedings described above, like many others in the transportation services industry, the Company is a defendant in five purported class-action lawsuits in California alleging violations of various California labor laws and one purported class-action lawsuit in Illinois alleging violations of the Illinois Wage Payment and Collection Act. The plaintiffs in each of these lawsuits seek to recover unspecified monetary damages and other items. In addition, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company on behalf of seven individuals alleging that the Company violated California labor laws. Given the early stage of all of the proceedings described in this paragraph, the Company is not able to assess with certainty the outcome of these proceedings or the amount or range of potential damages or future payments associated with these proceedings at this time. The Company believes it has meritorious defenses to these actions and intends to defend these proceedings vigorously. However, any legal proceeding is subject to inherent uncertainties, and the Company cannot assure that the expenses associated with defending these actions or their resolution will not have a material adverse effect on its business, operating results, or financial condition.
13. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay transaction fees and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.9 million to HCI for services performed in connection with the sixth amended and restated credit agreement, advisory fees, and travel expenses during the year ended December 31, 2015. The Company paid an aggregate of $0.8 million to HCI for services performed in connection with the fifth amended and restated credit agreement, advisory fees, and travel expenses during the year ended December 31, 2014.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As part of the acquisition of Bullet, certain existing stockholders and their affiliates received eight-year warrants that, upon the closing of the Company's initial public offering, became the right to acquire 1,388,620 shares of the Company's common stock. No warrants were exercised by affiliated parties during 2015 or 2014. There were 274,362 warrants outstanding as of December 31, 2015 and 2014.
The company has a number of facility leases with related parties and paid an aggregate of $1.4 million and $0.5 million under these leases during the year ended December 31, 2015 and 2014, respectively.

14. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments: TL; LTL; and Global Solutions.
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

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table reflects certain financial data of the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues:
TL	1,175,594	999,077	657,967
LTL	516,251	577,175	558,971
Global Solutions	330,319	311,362	154,050
Eliminations	(27,145)	(14,798)	(9,578)
Total	1,995,019	1,872,816	1,361,410
Operating income:
TL	73,867	66,186	43,385
LTL	20,164	22,981	36,914
Global Solutions	25,070	21,924	14,742
Corporate	(22,428)	(15,405)	(9,678)
Total operating income	96,673	95,686	85,363
Interest expense	19,439	13,363	7,883
Income before provision for income taxes	$77,234	$82,323	$77,480
Depreciation and amortization:
TL	23,489	16,888	11,143
LTL	3,309	3,287	3,255
Global Solutions	4,118	3,732	1,665
Corporate	1,407	1,171	248
Total	$32,323	$25,078	$16,311
Capital expenditures(1):
TL	48,797	34,620	23,128
LTL	13,107	5,840	4,744
Global Solutions	3,103	1,551	668
Corporate	2,293	2,966	3,006
Total	$67,300	$44,977	$31,546
(1) The total capital expenditures for the year ended December 31, 2015 includes both the cash and non-cash portions as reflected in the Consolidated Statement of Cash Flows.

	December 31,
	2015	2014	2013
Total assets:
TL	851,023	691,096	388,262
LTL	676,087	782,268	574,214
Global Solutions	236,810	242,512	162,718
Corporate	11,274	4,919	2,762
Eliminations	(449,069)	(462,975)	(256,076)
Total	$1,326,125	$1,257,820	$871,880