Form 10-Q
period 2016-03-31
Roadrunner Transportation Systems, Inc.
filed 2016-05-10
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2016, there were outstanding 38,319,231 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,064	$8,664
Accounts receivable, net of allowances of $4,217 and $3,782, respectively	268,441	272,176
Deferred income taxes	4,323	4,876
Prepaid expenses and other current assets	60,342	62,101
Total current assets	341,170	347,817
Property and equipment, net of accumulated depreciation of $75,539 and $68,517, respectively	197,353	197,744
Other assets:
Goodwill	691,687	691,118
Intangible assets, net	74,547	76,694
Other noncurrent assets	5,828	6,183
Total other assets	772,062	773,995
Total assets	$1,310,585	$1,319,556
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$15,000	$15,000
Accounts payable	111,362	104,357
Accrued expenses and other liabilities	47,729	48,657
Total current liabilities	174,091	168,014
Long-term debt, net of current maturities	401,110	417,830
Other long-term liabilities	118,880	120,405
Total liabilities	694,081	706,249
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 38,318 and 38,266 shares issued and outstanding	383	383
Additional paid-in capital	397,385	397,253
Retained earnings	218,736	215,671
Total stockholders’ investment	616,504	613,307
Total liabilities and stockholders’ investment	$1,310,585	$1,319,556
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$465,632	$488,970
Operating expenses:
Purchased transportation costs	308,474	328,491
Personnel and related benefits	67,601	62,055
Other operating expenses	69,415	64,745
Depreciation and amortization	9,536	6,877
Total operating expenses	455,026	462,168
Operating income	10,606	26,802
Interest expense	5,608	4,609
Income before provision for income taxes	4,998	22,193
Provision for income taxes	1,933	8,589
Net income available to common stockholders	$3,065	$13,604
Earnings per share available to common stockholders:
Basic	$0.08	$0.36
Diluted	$0.08	$0.35
Weighted average common stock outstanding:
Basic	38,284	38,011
Diluted	38,372	39,341
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,065	$13,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,215	7,395
Loss on disposal of property and equipment	261	109
Share-based compensation	549	796
Provision for bad debts	337	612
Tax deficiency (excess tax benefit) on share-based compensation	253	(811)
Deferred tax provision	367	607
Changes in:
Accounts receivable	3,398	(3,858)
Prepaid expenses and other assets	1,647	(1,109)
Accounts payable	7,005	(11,292)
Accrued expenses and other liabilities	(1,671)	6,231
Net cash provided by operating activities	25,426	12,284
Cash flows from investing activities:
Capital expenditures	(7,574)	(15,833)
Proceeds from sale of buildings and equipment	213	522
Net cash used in investing activities	(7,361)	(15,311)
Cash flows from financing activities:
Borrowings under revolving credit facilities	51,665	32,764
Payments under revolving credit facilities	(65,314)	(26,764)
Long-term debt payments	(3,750)	(2,500)
Payments of contingent earnouts	—	(1,957)
Proceeds from issuance of common stock, net of issuance costs	(164)	1,339
(Tax deficiency) excess tax benefit on share-based compensation	(253)	811
Reduction of capital lease obligation	(849)	(27)
Net cash (used in) provided by financing activities	(18,665)	3,666
Net (decrease) increase in cash and cash equivalents	(600)	639
Cash and cash equivalents:
Beginning of period	8,664	11,345
End of period	$8,064	$11,984
Supplemental cash flow information:
Cash paid for interest	$3,734	$4,011
Cash paid for income taxes, net	$418	$1,105
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: Truckload Logistics (“TL”), Less-than-Truckload (“LTL”), and Global Solutions. Within its TL business, the Company operates a network of 48 TL service centers and 24 company dispatch offices and is augmented by over 100 independent brokerage agents. Within its LTL business, the Company operates 47 LTL service centers throughout the United States, complemented by relationships with over 150 delivery agents. Within its Global Solutions business, the Company operates from seven service centers, ten dispatch offices, and four freight consolidation and inventory management centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to its customers, including domestic and international air and ocean transportation services. The Company operates primarily in the United States.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the Company's opinion, except as noted below with respect to the change in accounting principle and the change in reportable segments, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
Change in Accounting Principle
On January 1, 2016, the Company adopted a new methodology for accounting for debt issuance costs in accordance with the Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires debt issuance costs related to a recognized debt liability in the balance sheet to be presented as a direct reduction from the carrying amount of that debt liability. The change in methodology has been applied retrospectively. The balance of the debt issuance costs has been reclassified from other noncurrent assets to a direct reduction of long-term debt on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.
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
Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also its reportable segments: TL, LTL, and Global Solutions. In 2016, the Company realigned two of its operating companies to different existing reportable segments based on consideration of services provided and alignment with segment management. The change in reportable segments, which affected the TL and Global Solutions segments, did not have any impact on previously reported consolidated financial results, but prior year segment results have been revised to align with the new reportable segment structure.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), which was updated in August 2015 by Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 ("ASU 2016-08), Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service (that is, the entity is a principal) or to arrange for that good or service to be provided by another party. When the principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount. When an entity that is an agent satisfies the performance obligation, that entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. Both ASU 2014-09 and ASU 20160-08 will be effective for the Company in 2018. The Company is in the process of evaluating the guidance in these Accounting Standards Updates and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which will be effective for the Company in 2017. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. Under this amendment, deferred tax liabilities and assets would still be offset and presented as a single amount. Early adoption of the amendments is permitted and may either be applied prospectively or retrospectively. Deferred tax assets are currently reported as deferred income taxes and included as current assets in the condensed consolidated balance sheets. Adoption of the revised Accounting Standard will require the Company to reclassify the balance currently reported as deferred income taxes to other long-term liabilities in the condensed consolidated balance sheets.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which will be effective for the Company in 2018. For financing leases, a lessee is required to: 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; 2) recognize interest on the lease liability separately from amortization of the right-of-use asset; and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to: 1) recognize the right-to-use asset and a lease liability, initially measured at the present value of the lease payments; 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and 3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company is in the process of evaluating the guidance in this Accounting Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 will be effective for the Company in 2017 and includes simplification of the following aspects of share-based payment transactions:
Accounting for income taxes - All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.
Classification of excess tax benefits on the statement of cash flow - Excess tax benefits should be classified along with other income tax cash flows as an operating activity.
Forfeitures - An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.
The Company is in the process of evaluating the guidance in this Accounting Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

2. Acquisitions
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
The results of operations and financial condition of this acquisition have been included in our condensed consolidated financial statements since its acquisition date. The acquisition of Stagecoach is considered immaterial. The goodwill for the acquisition is a result of acquiring and retaining the existing workforce and expected synergies from integrating the operations into the Company. Purchase accounting for the Stagecoach acquisition is considered final except for deferred taxes and goodwill, as final information was not available as of March 31, 2016.
3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company evaluates goodwill and intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach that begins with the estimation of the fair value at the reporting unit level. The Company has four reporting units for its three operating segments: one reporting unit for its TL segment; one reporting unit for its LTL segment; and two reporting units for its Global Solutions segment.
For purposes of the impairment analysis, the fair value of the Company's reporting units is estimated based upon an average of an income fair value approach and a market fair value approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates, and growth rates, among others. The determination of fair value requires considerable judgment and is highly sensitive to changes in the underlying assumptions. The Company completed the annual impairment analysis as of July 1, 2015, and determined no impairment had occurred.
A decline in TL revenues due to declines in freight volumes and lower pricing yield during the quarter ended March 31, 2016, resulted in a triggering event that required the Company to perform an interim goodwill impairment analysis of its TL reporting unit as of March 31, 2016. The Company completed its interim impairment analysis of the TL reporting unit and determined no impairment had occurred. As a result, there is no goodwill impairment for any of the periods presented in the Company's condensed consolidated financial statements.
As indicated in Note 1, in connection with the change in reportable segments, the Company reallocated goodwill between the TL and Global Solutions segments. The following is a rollforward of goodwill from December 31, 2015 to March 31, 2016 by reportable segment (in thousands):

	TL	LTL	Global Solutions	Total
Goodwill balance as of December 31, 2015	$262,870	$197,312	$230,936	$691,118
Adjustments to goodwill for purchase accounting	569	—	—	569
Goodwill balance as of March 31, 2016	$263,439	$197,312	$230,936	$691,687
Intangible assets consist primarily of customer relationships acquired from business acquisitions. As indicated in Note 1, in connection with the change in reportable segments, the Company reallocated intangible assets between the TL and Global Solutions segments. Intangible assets as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$58,468	$(10,922)	$47,546	$58,468	$(9,714)	$48,754
LTL	1,358	(1,033)	325	1,358	(1,017)	341
Global Solutions	38,427	(11,751)	26,676	38,427	(10,828)	27,599
Total	$98,253	$(23,706)	$74,547	$98,253	$(21,559)	$76,694

The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $2.1 million for both the three months ended March 31, 2016 and 2015. Estimated amortization expense for each of the next five years based on intangible assets as of March 31, 2016 is as follows (in thousands):

Remainder 2016	$6,502
2017	8,558
2018	8,294
2019	7,990
2020	7,617
2021	7,435
Thereafter	28,151
Total	$74,547
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
Certain of the Company’s acquisitions contain contingent purchase obligations in the form of earn-outs as described in Note 2. The contingent purchase obligation related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value. Changes to the fair value are recognized as income or expense within other operating expenses in the condensed consolidated statements of operations. In measuring the fair value of the contingent purchase obligation, the Company used an income approach that considers the expected future earnings of the acquired businesses, for the varying performance periods, based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate. The range of undiscounted outcomes for the estimated contingent payments is zero to $7.3 million.
The following table presents information, as of March 31, 2016 and December 31, 2015, about the Company’s financial liabilities (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$5,825	$5,825
Total liabilities at fair value	$—	$—	$5,825	$5,825

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$6,722	$6,722
Total liabilities at fair value	$—	$—	$6,722	$6,722

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance, beginning of period	$6,722	$7,665
Earnouts related to acquisitions	—	—
Payments of contingent purchase obligations	—	(1,957)
Adjustments to contingent purchase obligations (1)	(897)	—
Balance, end of period	$5,825	$5,708

(1)	Adjustments to contingent purchase obligations are reported in other operating expenses in the condensed consolidated statements of operations.

5. Long-Term Debt
Long-term debt as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior debt:
Revolving credit facility	$129,500	$143,149
Term loan	292,500	296,250
Total debt	422,000	439,399
Less: Current maturities	(15,000)	(15,000)
Less: Debt issuance costs	(5,890)	(6,569)
Total long-term debt, net of current maturities	$401,110	$417,830
On September 24, 2015, the Company entered into a sixth amended and restated credit agreement (the "credit agreement") with U.S. Bank National Association and other lenders, which increased the revolving credit facility from $350.0 million to $400.0 million and the term loan from $200.0 million to $300.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $3.8 million. The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy described in Note 4. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.25%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.25%. The revolving credit facility also provides for the issuance of up to $40.0 million in letters of credit. As of March 31, 2016, the Company had outstanding letters of credit totaling $21.3 million. As of March 31, 2016, total availability under the revolving credit facility was $249.2 million and the average interest rate on the credit agreement was 3.9%.
The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. The required maximum cash flow leverage ratio is 3.75 to 1.0 as of March 31, 2016 and decreases to 3.50 to 1.0 as of June 30, 2016. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The current credit agreement also prohibits the Company from paying dividends without the consent of the lenders. As of March 31, 2016, the Company was in compliance with all of the financial covenants contained in the credit agreement.

6. Stockholders’ Investment
Changes in stockholders’ investment for the three months ended March 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$613,307	$558,775
Net income	3,065	13,604
Share-based compensation	549	796
Issuance of common stock from share-based compensation	—	1,339
Excess tax benefit on share-based compensation	—	811
Other changes	(417)	—
Ending balance	$616,504	$575,325
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
The Company had stock options and warrants outstanding of 2,575,585 as of March 31, 2016 that were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. As of March 31, 2015, all stock options, warrants, and restricted stock units were included in the computation of diluted earnings per share. The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Basic weighted average common stock outstanding	38,284	38,011
Effect of dilutive securities
Employee stock options	9	125
Warrants	55	1,140
Restricted stock units	24	65
Diluted weighted average common stock outstanding	38,372	39,341
8. Income Taxes
The effective income tax rate was 38.7% for both the three months ended March 31, 2016 and 2015, respectively. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.

9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $15.5 million as of March 31, 2016.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of March 31, 2016.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The declining quality and performance of the equipment in certain lease purchase programs has caused escalating repair and maintenance expenses for the Company's ICs, which coupled with the softened demand experienced during the third quarter of 2015, resulted in increased turnover and default by certain ICs. As a result, the Company experienced an acceleration of its IC recruiting costs, guarantee payments, and reseating and reconditioning costs associated with these lease purchase programs. Accordingly, the Company decided to terminate certain lease purchase guarantee programs in favor of new lease purchase programs that do not involve a guarantee from the Company and utilize newer equipment under warranty. The Company paid $2.3 million during the first quarter of 2016 associated with the lease purchase guarantee equipment. Payments made by the Company under the guarantees were de minimis during the first quarter of 2015.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of March 31, 2016 and December 31, 2015, the Company had reserves for estimated uninsured losses of $6.9 million and $7.2 million, respectively.
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
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay transaction fees and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.2 million to HCI for advisory fees and travel expenses during the three months ended March 31, 2016. As of March 31, 2015, the Company owed $0.1 million to HCI for the advisory fee and travel expenses incurred. No money was paid to HCI for the three months ended March 31, 2015.
The Company has a number of facility leases with related parties and paid an aggregate of $0.6 million and $0.1 million under these leases during the three months ended March 31, 2016 and 2015, respectively.
12. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments: TL, LTL, and Global Solutions. As indicated in Note 1, the Company realigned two of its operating companies into different reportable segments. Segment disclosures as of December 31, 2015 and for the three months ended March 31, 2015 have been revised to reflect this change in reportable segments.
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
The following table reflects certain financial data of the Company’s reportable segments for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
TL	$273,804	$271,995
LTL	113,430	131,645
Global Solutions	82,927	92,746
Eliminations	(4,529)	(7,416)
Total	465,632	488,970
Operating income:
TL	$5,854	$15,471
LTL	1,159	8,659
Global Solutions	7,668	6,265
Corporate	(4,075)	(3,593)
Total operating income	10,606	26,802
Interest expense	5,608	4,609
Income before provision for income taxes	$4,998	$22,193
Depreciation and amortization:
TL	$6,844	$4,433
LTL	1,010	835
Global Solutions	1,288	1,281
Corporate	394	328
Total	$9,536	$6,877
Capital expenditures:
TL	$4,458	$14,260
LTL	1,294	824
Global Solutions	1,690	63
Corporate	132	686
Total	$7,574	$15,833

	March 31, 2016	December 31, 2015
Assets:
TL	$763,542	$768,064
LTL	645,590	669,518
Global Solutions	317,771	319,703
Corporate	5,508	11,274
Eliminations	(421,826)	(449,003)
Total	$1,310,585	$1,319,556

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our results for the year ended December 31, 2015, set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We have three operating segments:
Truckload Logistics. Within our TL business, we arrange the pickup and delivery of truckload, intermodal and ground and air expedited freight through our network of 48 TL service centers, 24 company dispatch offices, and over 100 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated foods, poultry, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and consistent shipping volume year-over-year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 47 LTL service centers and over 150 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
Global Solutions. Within our Global Solutions business, we offer a “one-stop” domestic and international transportation and logistics solution, including access to the most cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our Global Solutions offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, dispatch, and freight consolidation and inventory management. Our customized Global Solutions offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our Global Solutions business also includes domestic and international air and ocean transportation services and customs brokerage.
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

Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, Global Solutions, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and Global Solutions business segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and Global Solutions business segments are expressed as a percentage of segment revenues. Corporate and total statement of operations data are expressed as a percentage of consolidated revenues. In 2016, we realigned two of our operating companies into different reportable segments. Segment data for the three months ended March 31, 2015 has been revised to reflect the change in reportable segments.

	Three Months Ended
	March 31,
	2016		2015
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues
Revenues:
TL	$273,804	58.8%	$271,995	55.6%
LTL	113,430	24.4%	131,645	26.9%
Global Solutions	82,927	17.8%	92,746	19.0%
Eliminations	(4,529)	(1.0)%	(7,416)	(1.5)%
Total	465,632	100.0%	488,970	100.0%
Purchased transportation costs:
TL	178,167	65.1%	179,409	66.0%
LTL	78,708	69.4%	90,294	68.6%
Global Solutions	56,128	67.7%	66,204	71.4%
Eliminations	(4,529)	(1.0)%	(7,416)	(1.5)%
Total	308,474	66.2%	328,491	67.2%
Other operating expenses (1):
TL	82,939	30.3%	72,682	26.7%
LTL	32,553	28.7%	31,857	24.2%
Global Solutions	17,843	21.5%	18,996	20.5%
Corporate	3,681	0.8%	3,265	0.7%
Total	137,016	29.4%	126,800	25.9%
Depreciation and amortization:
TL	6,844	2.5%	4,433	1.6%
LTL	1,010	0.9%	835	0.6%
Global Solutions	1,288	1.6%	1,281	1.4%
Corporate	394	0.1%	328	0.1%
Total	9,536	2.0%	6,877	1.4%
Operating income:
TL	5,854	2.1%	15,471	5.7%
LTL	1,159	1.0%	8,659	6.6%
Global Solutions	7,668	9.2%	6,265	6.8%
Corporate	(4,075)	(0.9)%	(3,593)	(0.7)%
Total	10,606	2.3%	26,802	5.5%
Interest expense	5,608	1.2%	4,609	0.9%
Income before provision for income taxes	4,998	1.1%	22,193	4.5%
Provision for income taxes	1,933	0.4%	8,589	1.8%
Net income available to common stockholders	$3,065	0.7%	$13,604	2.8%

(1)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenues
Consolidated revenues decreased by $23.4 million, or 4.8%, to $465.6 million during the first quarter of 2016 from $489.0 million during the first quarter of 2015, primarily due to the decrease in fuel surcharge revenue of $19.2 million and the decline in freight volumes across most end markets, net of new business.
TL revenues increased slightly to $273.8 million during the first quarter of 2016 from $272.0 million during the first quarter of 2015, primarily due to an increase of $39.6 million in OEM ground and air expedited freight both organically and through the acquisition of Stagecoach. These increases were offset by decreases in fuel surcharge revenue of $12.6 million, as well as continued softness in the spot market and weakened demands, both driven by excess capacity in the industry.
LTL revenues decreased by $18.2 million, or 13.8%, to $113.4 million during the first quarter of 2016 from $131.6 million during the first quarter of 2015. LTL revenues were impacted quarter-over-quarter by softening customer demand, a drop in fuel prices that resulted in a $6.6 million, or 37.9%, decrease in fuel surcharge revenue, and a 13.8% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 3.2% increase in revenue per hundredweight excluding fuel from the prior year first quarter due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues decreased by $9.8 million, or 10.6%, to $82.9 million during the first quarter of 2016 from $92.7 million during the first quarter of 2015, primarily due to lower volumes and rates in the international freight forwarding and domestic freight management businesses, partially offset by increases of $0.9 million in the warehousing and consolidation business.
Purchased Transportation Costs
Consolidated purchased transportation costs decreased by $20.0 million, or 6.1%, to $308.5 million during the first quarter of 2016 from $328.5 million during the first quarter of 2015.
TL purchased transportation costs decreased slightly to $178.2 million during the first quarter of 2016 from $179.4 million during the first quarter of 2015. TL purchased transportation costs as a percentage of TL revenues decreased to 65.1% during the first quarter of 2016 from 66.0% during the first quarter of 2015.
LTL purchased transportation costs decreased by $11.6 million, or 12.8%, to $78.7 million during the first quarter of 2016 from $90.3 million during the first quarter of 2015, and increased as a percentage of LTL revenues to 69.4% during the first quarter of 2016 from 68.6% during the first quarter of 2015. The decreases were consistent with the decreases in revenue, excluding fuel surcharge, and primarily the result of softening customer demand. Excluding fuel surcharges, our average linehaul cost per mile remained steady at $1.25 during the first quarter of 2016 compared to the first quarter of 2015.
Global Solutions purchased transportation costs decreased by $10.1 million, or 15.2%, to $56.1 million during the first quarter of 2016 from $66.2 million during the first quarter of 2015, and decreased as a percentage of Global Solutions revenues to 67.7% during the first quarter of 2016 from 71.4% during the first quarter of 2015. The decreases were primarily due to the lower volumes and rates in the international freight forwarding and domestic freight management business.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $10.2 million, or 8.1%, to $137.0 million during the first quarter of 2016 from $126.8 million during the first quarter of 2015.
Within our TL business, other operating expenses increased by $10.3 million, or 14.1%, to $82.9 million during the first quarter of 2016 from $72.7 million during the first quarter of 2015, primarily the result of our acquisition of Stagecoach, which accounted for $7.1 million of the increase, increased insurance and claims expense of $1.2 million, and downsizing costs of $2.3 million from the reduction and consolidation of certain specific operations due to a major decline in volume from a significant customer. These increases were partially offset by change in net contingent earnout adjustments of $0.2 million. As a percentage of TL revenues, other operating expenses increased to 30.3% during the first quarter of 2016 from 26.7% during the first quarter of 2015.
Within our LTL business, other operating expenses increased by $0.7 million, or 2.2%, to $32.6 million during the first quarter of 2016 from $31.9 million during the first quarter of 2015, primarily due to increased insurance and claims expense of $0.1 million, increased lease and maintenance expense of $0.6 million, and $0.7 million of downsizing costs associated with reducing the number of long haul employee drivers and trucks in favor of more cost effective purchase power and ICs. These increases were offset by a reduction in general operating costs quarter-over-quarter. As a percentage of LTL revenues, other operating expenses increased to 28.7% during the first quarter of 2016 from 24.2% during the first quarter of 2015.

Within our Global Solutions business, other operating expenses decreased by $1.2 million, or 6.1%, to $17.8 million during the first quarter of 2016 from $19.0 million during the first quarter of 2015, primarily due to cost controls and enhanced productivity. As a percentage of Global Solutions revenues, other operating expenses decreased to 21.5% during the first quarter of 2016 from 20.5% during the first quarter of 2015.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses increased to $3.7 million during the first quarter of 2016 from $3.3 million during the first quarter of 2015.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $9.5 million during the first quarter of 2016 from $6.9 million during the first quarter of 2015, reflecting increases in property, plant, and equipment attributable to our acquisitions and our growth and productivity initiatives. Amortization of customer relationship intangible assets of $2.1 million was consistent quarter-over-quarter. Depreciation and amortization within our TL business increased to $6.8 million during the first quarter of 2016 from $4.4 million during the first quarter of 2015. Within our LTL business, depreciation and amortization increased to $1.0 million during the first quarter of 2016 from $0.8 million during the first quarter of 2015. Within our Global Solutions business, depreciation and amortization remained consistent at $1.3 million during both the first quarter of 2016 and 2015. Corporate depreciation and amortization increased to $0.4 million during the first quarter of 2016 from $0.3 million during the first quarter of 2015.
Operating Income
Consolidated operating income was $10.6 million during the first quarter of 2016 compared with $26.8 million during the first quarter of 2015. As a percentage of revenues, operating income decreased to 2.3% during the first quarter of 2016 from 5.5% during the first quarter of 2015.
Within our TL business, operating income decreased by $9.6 million, or 62.2%, to $5.9 million during the first quarter of 2016 from $15.5 million during the first quarter of 2015. As a percentage of TL revenues, operating income decreased to 2.1% during the first quarter of 2016 from 5.7% during the first quarter of 2015, primarily as a result of the margin reductions in our OEM ground and air expedite business due to excess capacity in both modes and the lack of supply chain disruptions, as well as the factors above.
Within our LTL business, operating income decreased by $7.5 million, or 86.6%, to $1.2 million during the first quarter of 2016 from $8.7 million during the first quarter of 2015. As a percentage of LTL revenues, operating income decreased to 1.0% during the first quarter of 2016 from 6.6% during the first quarter of 2015, primarily as a result of the factors above.
Within our Global Solutions business, operating income increased to $7.7 million during the first quarter of 2016 from $6.3 million during the first quarter of 2015. As a percentage of Global Solutions revenues, operating income increased to 9.2% during the first quarter of 2016 from 6.8% during the first quarter of 2015, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $5.6 million during the first quarter of 2016 from $4.6 million during the first quarter of 2015, primarily as a result of the increased interest rates quarter-over-quarter.
Income Tax
Income tax provision was $1.9 million during the first quarter of 2016 compared to $8.6 million during the first quarter of 2015. The effective tax rate was 38.7% during both the first quarter of 2016 and 2015. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $3.1 million during the first quarter of 2016 compared to $13.6 million during the first quarter of 2015.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and proceeds from the sale of our common stock. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, finance capital expenditures, and execute our acquisition strategy. As of March 31, 2016, we had $8.1 million in cash and cash equivalents, $249.2 million of availability under our credit facility, and $159.0 million in working capital, net of cash of $8.1 million.
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
Our credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. The required maximum cash flow leverage ratio is 3.75 to 1.0 as of March 31, 2016 and decreases to 3.50 to 1.0 as of June 30, 2016. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the three months ended March 31, 2016, we were in compliance with the financial covenants contained in the credit agreement. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
Based on our financial forecasts as of June 30, 2016, we believe there is a risk that we may not be in compliance with our financial covenants as of the end of the second quarter. Although we can provide no assurance, management expects to work with our lenders to either obtain a waiver or modify the current financial covenants.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$25,426	$12,284
Investing activities	(7,361)	(15,311)
Financing activities	(18,665)	3,666
Net change in cash and cash equivalents	$(600)	$639
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $3.1 million net income and the $25.4 million cash provided by operating activities during the three months ended March 31, 2016 was primarily attributable to $10.2 million of depreciation and amortization, a $7.0 million increase in accounts payable, a $3.4 million decrease in our accounts receivable, a $1.6 million decrease in our prepaid expenses and other assets, $0.5 million of share-based compensation, and $1.2 million of other miscellaneous adjustments to operating activities, primarily offset by a $1.7 million decrease in accrued expenses.

Cash Flows from Investing Activities
Cash used in investing activities was $7.4 million during the three months ended March 31, 2016, which reflects $7.6 million of capital expenditures used to support our operations. This payment was offset by the proceeds from the sale of buildings and equipment of $0.2 million.
Cash Flows from Financing Activities
Cash used in financing activities was $18.7 million during the three months ended March 31, 2016, which primarily reflects net reduction of borrowings of $17.4 million, the reduction of a capital lease obligation of $0.8 million, and $0.5 million of other miscellaneous reductions.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.

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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $400.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $292.5 million as of March 31, 2016, a 1.0% increase in the borrowing rate would increase our annual interest expense by $6.9 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We believe we have adequate insurance to cover losses in excess of the deductible amount. As of March 31, 2016 and December 31, 2015, we had reserves for estimated uninsured losses of $6.9 million and $7.2 million, respectively.
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
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of the money you paid for our common stock. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

10.29	Employment Agreement, dated January 18, 2016 by and between the Registrant and Curtis W. Stoelting

10.30	Form of Stock Option Agreement

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: May 10, 2016	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Peter R. Armbruster
Peter R. Armbruster
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)