Form 10-Q
period 2016-06-30
Roadrunner Transportation Systems, Inc.
filed 2016-08-08
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2016, there were outstanding 38,326,569 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,792	$8,664
Accounts receivable, net of allowances of $4,441 and $3,782, respectively	273,554	272,176
Deferred income taxes	3,264	4,876
Prepaid expenses and other current assets	53,906	62,101
Total current assets	338,516	347,817
Property and equipment, net of accumulated depreciation of $81,662 and $68,517, respectively	193,104	197,744
Other assets:
Goodwill	691,687	691,118
Intangible assets, net	72,407	76,694
Other noncurrent assets	6,603	6,183
Total other assets	770,697	773,995
Total assets	$1,302,317	$1,319,556
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$15,000	$15,000
Accounts payable	118,850	104,357
Accrued expenses and other liabilities	40,088	48,657
Total current liabilities	173,938	168,014
Long-term debt, net of current maturities	391,378	417,830
Other long-term liabilities	118,167	120,405
Total liabilities	683,483	706,249
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 38,322 and 38,266 shares issued and outstanding	383	383
Additional paid-in capital	397,917	397,253
Retained earnings	220,534	215,671
Total stockholders’ investment	618,834	613,307
Total liabilities and stockholders’ investment	$1,302,317	$1,319,556
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$483,432	$517,930	$949,064	$1,006,900
Operating expenses:
Purchased transportation costs	317,455	346,073	625,929	674,564
Personnel and related benefits	71,556	65,794	139,157	127,849
Other operating expenses	76,261	67,286	145,676	132,031
Depreciation and amortization	9,531	7,535	19,067	14,412
Total operating expenses	474,803	486,688	929,829	948,856
Operating income	8,629	31,242	19,235	58,044
Interest expense	5,695	4,373	11,303	8,982
Income before provision for income taxes	2,934	26,869	7,932	49,062
Provision for income taxes	1,136	10,398	3,069	18,987
Net income available to common stockholders	$1,798	$16,471	$4,863	$30,075
Earnings per share available to common stockholders:
Basic	$0.05	$0.43	$0.13	$0.79
Diluted	$0.05	$0.42	$0.13	$0.76
Weighted average common stock outstanding:
Basic	38,319	38,170	38,302	38,090
Diluted	38,368	39,524	38,371	39,432
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,863	$30,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,439	15,511
(Gain) loss on disposal of property and equipment	(1,556)	50
Share-based compensation	1,126	1,621
Provision for bad debts	974	1,044
Tax deficiency (excess tax benefit) on share-based compensation	285	(1,191)
Deferred tax provision	367	1,366
Changes in:
Accounts receivable	(2,352)	(27,968)
Prepaid expenses and other assets	8,316	2,392
Accounts payable	14,493	(5,502)
Accrued expenses and other liabilities	(7,189)	2,565
Net cash provided by operating activities	39,766	19,963
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(87)
Capital expenditures	(13,766)	(27,714)
Proceeds from sale of buildings and equipment	5,082	1,996
Net cash used in investing activities	(8,684)	(25,805)
Cash flows from financing activities:
Borrowings under revolving credit facilities	121,745	96,807
Payments under revolving credit facilities	(141,394)	(91,807)
Long-term debt payments	(7,500)	(5,000)
Debt issuance cost	(677)	(8)
Payments of contingent earnouts	(798)	(3,317)
Proceeds from issuance of common stock, net of issuance costs	(177)	3,150
(Tax deficiency) excess tax benefit on share-based compensation	(285)	1,191
Reduction of capital lease obligation	(2,868)	(56)
Net cash (used in) provided by financing activities	(31,954)	960
Net (decrease) increase in cash and cash equivalents	(872)	(4,882)
Cash and cash equivalents:
Beginning of period	8,664	11,345
End of period	$7,792	$6,463
Supplemental cash flow information:
Cash paid for interest	$9,686	$7,897
Cash paid for income taxes, net	$1,402	$9,080
Non-cash capital leases and other obligations to acquire assets	$—	$6,476
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: Truckload Logistics (“TL”), Less-than-Truckload (“LTL”), and Global Solutions. Within its TL business, the Company operates a network of 46 TL service centers and 21 company dispatch offices and is augmented by over 100 independent brokerage agents. Within its LTL business, the Company operates 45 LTL service centers throughout the United States, complemented by relationships with over 150 delivery agents. Within its Global Solutions business, the Company operates from seven service centers, ten dispatch offices, and five freight consolidation and inventory management centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to its customers, including domestic and international air and ocean transportation services. The Company operates primarily in the United States.
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
Change in Accounting Principle
On January 1, 2016, the Company adopted a new methodology for accounting for debt issuance costs in accordance with the Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires debt issuance costs related to a recognized debt liability in the balance sheet to be presented as a direct reduction from the carrying amount of that debt liability. The change in methodology has been applied retrospectively. The balance of the debt issuance costs has been reclassified from other noncurrent assets to a direct reduction of long-term debt on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), which was updated in August 2015 by Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 ("ASU 2016-08"), Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service (that is, the entity is a principal) or to arrange for that good or service to be provided by another party. When the principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount. When an entity that is an agent satisfies the performance obligation, that entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. Both ASU 2014-09 and ASU 2016-08 will be effective for the Company in 2018. The Company is in the process of evaluating the guidance in these Accounting Standards Updates and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which will be effective for the Company in 2019. For financing leases, a lessee is required to: 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; 2) recognize interest on the lease liability separately from amortization of the right-of-use asset; and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to: 1) recognize the right-to-use asset and a lease liability, initially measured at the present value of the lease payments; 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and 3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company is in the process of evaluating the guidance in this Accounting Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
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
The results of operations and financial condition of this acquisition have been included in our condensed consolidated financial statements since its acquisition date. The acquisition of Stagecoach is considered immaterial. The goodwill for the acquisition is a result of acquiring and retaining the existing workforce and expected synergies from integrating the operations into the Company. Purchase accounting for the Stagecoach acquisition is considered final except for deferred taxes and goodwill, as final information was not available as of June 30, 2016.
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
A decline in TL and LTL revenues due to lower freight volumes and pricing, as well as operating cost increases in both reporting units due to higher insurance claims, independent contractor termination costs, and excess capacity during the quarter ended June 30, 2016, resulted in operating performance that fell below the projections used by the Company in its interim goodwill impairment assessments performed as of September 30, 2015 for the Company's LTL reporting unit and as of March 31, 2016 for the Company's TL reporting unit, which indicated that the fair value exceeded the carrying value by approximately 65% and 87% for the LTL and TL reporting units, respectively. Accordingly, the Company is required to perform an interim goodwill impairment analysis of its TL and LTL reporting units as of June 30, 2016. Due to the significant effort that is required to determine the implied fair value of reporting units' goodwill, through assessing growth, operating margin, and discount rate assumptions, as well as the lack of updated market data, the Company has not completed this interim goodwill impairment analysis and will complete the analysis during the third quarter of 2016.
As indicated in Note 1, in connection with the change in reportable segments, the Company reallocated goodwill of $77.5 million between the TL and Global Solutions segments as of December 31, 2015. The following is a rollforward of goodwill from December 31, 2015 to June 30, 2016 by reportable segment (in thousands):

	TL	LTL	Global Solutions	Total
Goodwill balance as of December 31, 2015	$262,870	$197,312	$230,936	$691,118
Adjustments to goodwill for purchase accounting	569	—	—	569
Goodwill balance as of June 30, 2016	$263,439	$197,312	$230,936	$691,687

Intangible assets consist primarily of customer relationships acquired from business acquisitions. As indicated in Note 1, in connection with the change in reportable segments, the Company reallocated net intangible assets of $2.7 million between the TL and Global Solutions segments as of December 31, 2015. Intangible assets as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$58,468	$(12,121)	$46,347	$58,468	$(9,714)	$48,754
LTL	1,358	(1,050)	308	1,358	(1,017)	341
Global Solutions	38,427	(12,675)	25,752	38,427	(10,828)	27,599
Total	$98,253	$(25,846)	$72,407	$98,253	$(21,559)	$76,694
The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $2.1 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense was $4.3 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of June 30, 2016 is as follows (in thousands):

Remainder 2016	$4,335
2017	8,557
2018	8,293
2019	7,990
2020	7,617
2021	7,435
Thereafter	28,180
Total	$72,407
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
Certain of the Company’s acquisitions contain contingent purchase obligations in the form of earn-outs as described in Note 2. The contingent purchase obligation related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value. Changes to the fair value are recognized as income or expense within other operating expenses in the condensed consolidated statements of operations. In measuring the fair value of the contingent purchase obligation, the Company used an income approach that considers the expected future earnings of the acquired businesses, for the varying performance periods, based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate. The range of undiscounted outcomes for the estimated contingent payments is zero to $6.5 million.

The following table presents information, as of June 30, 2016 and December 31, 2015, about the Company’s financial liabilities (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$5,124	$5,124
Total liabilities at fair value	$—	$—	$5,124	$5,124

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$6,722	$6,722
Total liabilities at fair value	$—	$—	$6,722	$6,722
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$5,825	$5,708	$6,722	$7,665
Payments of contingent purchase obligations	(798)	(1,360)	(798)	(3,317)
Adjustments to contingent purchase obligations (1)	97	(867)	(800)	(867)
Balance, end of period	$5,124	$3,481	$5,124	$3,481

(1)	Adjustments to contingent purchase obligations are reported in other operating expenses in the condensed consolidated statements of operations.

5. Long-Term Debt
Long-term debt as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior debt:
Revolving credit facility	$123,500	$143,149
Term loan	288,750	296,250
Total debt	412,250	439,399
Less: Current maturities	(15,000)	(15,000)
Less: Debt issuance costs	(5,872)	(6,569)
Total long-term debt, net of current maturities	$391,378	$417,830
On September 24, 2015, the Company entered into a sixth amended and restated credit agreement (the "credit agreement") with U.S. Bank National Association and other lenders, which increased the revolving credit facility from $350.0 million to $400.0 million and the term loan from $200.0 million to $300.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $3.8 million. On June 17, 2016, the Company entered into a Consent, Waiver, and First Amendment (the "Amendment") to the credit agreement. Pursuant to the Amendment, the Company, among other things, reduced the revolving line of credit under the senior credit facility from a maximum aggregate amount of $400.0 million to $300.0 million.
The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the Amendment, the maximum cash flow leverage ratio was 4.50 to 1.0 for the four quarters ended June 30, 2016 and decreases to 4.00 to 1.0 for the four quarters ending September 30, 2016, 3.75 to 1.0 for the four quarters ending December 31, 2016, 3.50 to 1.0 for the four quarters ending March 31, 2017, 3.25 to 1.0 for the four quarters ending June 30, 2017, and finally to 3.00 to 1.0 for all periods thereafter. As modified by the Amendment, the minimum fixed charge coverage ratio was 1.15 to 1.0 for the four quarters ended June 30, 2016, continues to be 1.15 to 1.0 for the four quarters ending September 30, 2016 and December 30, 2016, and finally increases to 1.25 to 1.0 for all periods thereafter. The Company was in compliance with all of the financial cov enants contained in the credit agreement (as modified by the Amendment) for the four quarters ended June 30, 2016. See the section titled "Capital and Liquidity Resources" in "Management's Discussion and Analysis" for further discussion.
Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The credit agreement also prohibits the Company from paying dividends without the consent of the lenders.
The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy described in Note 4. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.50%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.50%. The revolving credit facility also provides for the issuance of up to $40.0 million in letters of credit. As of June 30, 2016, the Company had outstanding letters of credit totaling $22.8 million. As of June 30, 2016, total availability under the revolving credit facility was $153.7 million and the average interest rate on the credit agreement was 4.0%.
6. Stockholders’ Investment
Changes in stockholders’ investment for the three and six months ended June 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance	$616,504	$575,325	$613,307	$558,775
Net income	1,798	16,471	4,863	30,075
Share-based compensation	577	825	1,126	1,621
Issuance of common stock from share-based compensation	—	1,811	—	3,150
Excess tax benefit on share-based compensation	—	380	—	1,191
Other changes	(45)	—	(462)	—
Ending balance	$618,834	$594,812	$618,834	$594,812
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
The Company had stock options and warrants outstanding of 2,866,031 as of June 30, 2016 that were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. As of June 30, 2015, all stock options, warrants, and restricted stock units were included in the computation of diluted earnings per share.

The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic weighted average common stock outstanding	38,319	38,170	38,302	38,090
Effect of dilutive securities
Employee stock options	3	93	6	109
Warrants	29	1,220	42	1,180
Restricted stock units	17	41	21	53
Diluted weighted average common stock outstanding	38,368	39,524	38,371	39,432
8. Income Taxes
The effective income tax rate was 38.7% for three and six months ended June 30, 2016 and 2015. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.
9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $14.6 million as of June 30, 2016.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of June 30, 2016.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The declining quality and performance of the equipment in certain lease purchase programs has caused escalating repair and maintenance expenses for the Company's ICs, which coupled with the softened demand experienced during the third quarter of 2015, resulted in increased turnover and default by certain ICs. As a result, the Company experienced an acceleration of its IC recruiting costs, guarantee payments, and reseating and reconditioning costs associated with these lease purchase programs. Accordingly, the Company decided to terminate certain lease purchase guarantee programs in favor of new lease purchase programs that do not involve a guarantee from the Company and utilize newer equipment under warranty. The Company paid $1.1 million and $3.2 million during the second quarter of 2016 and first half of 2016, respectively, associated with the lease purchase guarantee equipment. Payments made by the Company under the guarantees were de minimis during the second quarter of 2015 and for the first half of 2015.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of June 30, 2016 and December 31, 2015, the Company had reserves for estimated uninsured losses of $6.4 million and $7.2 million, respectively.
In addition to the legal proceedings described above, like many others in the transportation services industry, the Company is a defendant in six purported class-action lawsuits in California alleging violations of various California labor laws and one purported class-action lawsuit in Illinois alleging violations of the Illinois Wage Payment and Collection Act. The plaintiffs in each of these lawsuits seek to recover unspecified monetary damages and other items. In addition, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company on behalf of twelve individuals alleging that the Company violated California labor laws. Given the early stage of all of the proceedings described in this paragraph, the Company is not able to assess with certainty the outcome of these proceedings or the amount or range of potential damages or future payments associated with these proceedings at this time. The Company believes it has meritorious defenses to these actions and intends to defend these proceedings vigorously. However, any legal proceeding is subject to inherent uncertainties, and the

Company cannot assure that the expenses associated with defending these actions or their resolution will not have a material adverse effect on its business, operating results, or financial condition.
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) that requires the Company to pay transaction fees and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.2 million to HCI for advisory fees and travel expenses during the three and six months ended June 30, 2016. The Company paid an aggregate of $0.1 million during the three and six months ended June 30, 2015 to HCI for the advisory fee and travel expenses incurred.
The Company has a number of facility leases with related parties and paid an aggregate of $0.6 million and $0.1 million under these leases during the three months ended June 30, 2016 and 2015, respectively. The Company paid an aggregate of $1.2 million and $0.3 million under these leases during the six months ended June 30, 2016 and 2015, respectively.
During the quarter ended June 30, 2016, the Company entered into and completed a sale leaseback transaction to sell the Stagecoach corporate office to an entity owned by one of the former owners of Stagecoach for a total sale price of $3.5 million. The Company recognized a gain of $0.9 million on the sale of the property, which is recorded in other operating expenses for the three and six months ended June 30, 2016.
12. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also reportable segments: TL, LTL, and Global Solutions. As indicated in Note 1, the Company realigned two of its operating companies into different reportable segments. Segment disclosures as of December 31, 2015 and for the three and six months ended June 30, 2015 have been revised to reflect this change in reportable segments.
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

The following table reflects certain financial data of the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
TL	$282,240	$285,900	$556,044	$557,895
LTL	122,346	138,943	235,776	270,588
Global Solutions	83,627	99,952	166,554	192,698
Eliminations	(4,781)	(6,865)	(9,310)	(14,281)
Total	483,432	517,930	949,064	1,006,900
Operating income:
TL	$6,244	$19,650	$12,098	$35,121
LTL	753	8,367	1,912	17,026
Global Solutions	6,683	8,568	14,351	14,833
Corporate	(5,051)	(5,343)	(9,126)	(8,936)
Total operating income	8,629	31,242	19,235	58,044
Interest expense	5,695	4,373	11,303	8,982
Income before provision for income taxes	$2,934	$26,869	$7,932	$49,062
Depreciation and amortization:
TL	$6,831	$5,195	$13,675	$9,628
LTL	1,002	737	2,012	1,572
Global Solutions	1,299	1,266	2,587	2,547
Corporate	399	337	793	665
Total	$9,531	$7,535	$19,067	$14,412
Capital expenditures(1):
TL	$3,089	$7,645	$7,547	$21,906
LTL	1,439	3,447	2,733	4,271
Global Solutions	1,283	99	2,973	161
Corporate	381	7,166	513	7,852
Total	$6,192	$18,357	$13,766	$34,190
(1) The total capital expenditures for the three and six months ended June 30, 2015 includes both cash and non-cash portions as reflected in the Condensed Consolidated Statements of Cash Flows.

	June 30, 2016	December 31, 2015
Assets:
TL	$694,857	$768,064
LTL	714,576	669,518
Global Solutions	317,457	319,703
Corporate	12,052	11,274
Eliminations	(436,625)	(449,003)
Total	$1,302,317	$1,319,556

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We have three reportable operating segments:
Truckload Logistics. Within our TL business, we arrange the pickup and delivery of truckload, intermodal and ground and air expedited freight through our network of 46 TL service centers, 21 company dispatch offices, and over 100 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated and frozen foods, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and consistent shipping volume year-over-year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 45 LTL service centers and over 150 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.
Global Solutions. Within our Global Solutions business, we offer a “one-stop” domestic and international transportation and logistics solution, including access to the most cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our Global Solutions offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, dispatch, and freight consolidation and warehousing. Our customized Global Solutions offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our Global Solutions business also includes domestic and international air and ocean transportation services and customs brokerage.
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

Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, Global Solutions, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and Global Solutions business segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and Global Solutions business segments are expressed as a percentage of segment revenues. Corporate and total statement of operations data are expressed as a percentage of consolidated revenues. In 2016, we realigned two of our operating companies into different reportable segments. Segment data for the three and six months ended June 30, 2015 has been revised to reflect the change in reportable segments.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
TL	$282,240	58.4%	$285,900	55.2%	$556,044	58.6%	$557,895	55.2%
LTL	122,346	25.3%	138,943	26.8%	235,776	24.8%	270,588	26.9%
Global Solutions	83,627	17.3%	99,952	19.3%	166,554	17.5%	192,698	19.1%
Eliminations	(4,781)	(1.0)%	(6,865)	(1.3)%	(9,310)	(1.0)%	(14,281)	(1.4)%
Total	483,432	100.0%	517,930	100.0%	949,064	100.0%	1,006,900	100.0%
Purchased transportation costs:
TL	180,746	64.0%	185,348	64.8%	358,913	64.5%	364,757	65.4%
LTL	85,026	69.5%	96,383	69.4%	163,734	69.4%	186,677	69.0%
Global Solutions	56,464	67.5%	71,207	71.2%	112,592	67.6%	137,411	71.3%
Eliminations	(4,781)	(1.0)%	(6,865)	(1.3)%	(9,310)	(1.0)%	(14,281)	(1.4)%
Total	317,455	65.7%	346,073	66.8%	625,929	66.0%	674,564	67.0%
Other operating expenses (1):
TL	88,419	31.3%	75,707	26.5%	171,358	30.8%	148,389	26.6%
LTL	35,565	29.1%	33,456	24.1%	68,118	28.9%	65,313	24.1%
Global Solutions	19,181	22.9%	18,911	18.9%	37,024	22.2%	37,907	19.7%
Corporate	4,652	1.0%	5,006	1.0%	8,333	0.9%	8,271	0.8%
Total	147,817	30.6%	133,080	25.7%	284,833	30.0%	259,880	25.8%
Depreciation and amortization:
TL	6,831	2.4%	5,195	1.8%	13,675	2.5%	9,628	1.7%
LTL	1,002	0.8%	737	0.5%	2,012	0.9%	1,572	0.6%
Global Solutions	1,299	1.6%	1,266	1.3%	2,587	1.6%	2,547	1.3%
Corporate	399	0.1%	337	0.1%	793	0.1%	665	0.1%
Total	9,531	2.0%	7,535	1.5%	19,067	2.0%	14,412	1.4%
Operating income:
TL	6,244	2.2%	19,650	6.9%	12,098	2.2%	35,121	6.3%
LTL	753	0.6%	8,367	6.0%	1,912	0.8%	17,026	6.3%
Global Solutions	6,683	8.0%	8,568	8.6%	14,351	8.6%	14,833	7.7%
Corporate	(5,051)	(1.0)%	(5,343)	(1.0)%	(9,126)	(1.0)%	(8,936)	(0.9)%
Total	8,629	1.8%	31,242	6.0%	19,235	2.0%	58,044	5.8%
Interest expense	5,695	1.2%	4,373	0.8%	11,303	1.2%	8,982	0.9%
Income before provision for income taxes	2,934	0.6%	26,869	5.2%	7,932	0.8%	49,062	4.9%
Provision for income taxes	1,136	0.2%	10,398	2.0%	3,069	0.3%	18,987	1.9%
Net income available to common stockholders	$1,798	0.4%	$16,471	3.2%	$4,863	0.5%	$30,075	3.0%

(1)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Summary LTL operating statistics for the three and six months ended June 30 is shown below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Operating ratio	99.4	94.0		99.2	93.7
Tonnage (in thousands of tons)	313.9	359.7	(12.7%)	615.6	709.5	(13.2%)
Shipments (in thousands)	573.7	614.5	(6.6%)	1,112.8	1,203.1	(7.5%)
Revenue per hundredweight (incl. fuel)	$19.54	$19.29	1.3%	$19.21	$19.16	0.3%
Revenue per hundredweight (excl. fuel)	$17.51	$16.78	4.4%	$17.30	$16.67	3.8%
Weight per shipment (lbs.)	1,094	1,171	(6.6%)	1,106	1,171	(5.6%)
Linehaul cost per mile (excl. fuel)	$1.25	$1.25	—%	$1.25	$1.25	—%

Note: Other than operating ratio, the statistics above do not include (i) adjustments for undelivered freight required for financial statement purposes in accordance with Roadrunner's revenue recognition policy; and (ii) non-LTL related business captured within the LTL segment.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues
Consolidated revenues decreased by $34.5 million, or 6.7%, to $483.4 million during the second quarter of 2016 from $517.9 million during the second quarter of 2015, primarily due to continuing declines in freight rates and volumes across most end markets and lower fuel surcharge revenue of $20.1 million quarter over quarter.
TL revenues decreased slightly to $282.2 million during the second quarter of 2016 from $285.9 million during the second quarter of 2015, primarily due to an increase of $25.7 million in OEM ground and air expedited freight, which resulted from both organic growth and through our acquisition of Stagecoach. These increases were offset by decreases in fuel surcharge revenue of $14.8 million, as well as decreased volumes, continued softness in the spot market, and weakened demands, all of which were driven by excess capacity in the industry.
LTL revenues decreased by $16.6 million, or 11.9%, to $122.3 million during the second quarter of 2016 from $138.9 million during the second quarter of 2015. LTL revenues were impacted by continued weakened freight demand in the general industrial markets we serve, a drop in fuel prices that resulted in a $5.3 million, or 29.5%, decrease in fuel surcharge revenue, and a 12.7% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 4.4% increase in revenue per hundredweight excluding fuel from the prior year second quarter due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues decreased by $16.4 million, or 16.3%, to $83.6 million during the second quarter of 2016 from $100.0 million during the second quarter of 2015, primarily due to a decrease in domestic transportation management and lower volumes and rates in international freight forwarding, partially offset by increases in the warehousing and consolidation business.
Purchased Transportation Costs
Consolidated purchased transportation costs decreased by $28.6 million, or 8.3%, to $317.5 million during the second quarter of 2016 from $346.1 million during the second quarter of 2015.
TL purchased transportation costs decreased $4.6 million, or 2.5%, to $180.7 million during the second quarter of 2016 from $185.3 million during the second quarter of 2015, primarily due to decreased volumes and weakened demand, as well as increased use of employee drivers, which are reported in other operating expenses.
LTL purchased transportation costs decreased by $11.4 million, or 11.8%, to $85.0 million during the second quarter of 2016 from $96.4 million during the second quarter of 2015. The decreases were consistent with the decreases in revenue, excluding fuel surcharge, and primarily the result of weakened freight demand. Excluding fuel surcharges, our average linehaul cost per mile remained steady at $1.25 during the second quarter of 2016 compared to the second quarter of 2015.
Global Solutions purchased transportation costs decreased by $14.7 million, or 20.7%, to $56.5 million during the second quarter of 2016 from $71.2 million during the second quarter of 2015. The decreases were primarily due to the lower volumes and market rates in the international freight forwarding and domestic freight management business.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $14.7 million, or 11.1%, to $147.8 million during the second quarter of 2016 from $133.1 million during the second quarter of 2015.
Within our TL business, other operating expenses increased by $12.7 million, or 16.8%, to $88.4 million during the second quarter of 2016 from $75.7 million during the second quarter of 2015, primarily as a result of our acquisition of Stagecoach, which accounted for $7.9 million of the increase, increased insurance and claims expense of $1.3 million, increased independent contractor termination and recruiting costs of $1.0 million, and increased employee costs of $2.3 million in the OEM group. These costs were partially offset by a gain of $1.5 million on the sale leaseback transaction at Stagecoach, as well as the sale of assets at one of our operating companies as a result of the reduction and consolidation of that operation due to a major decline in volume from a significant customer.
Within our LTL business, other operating expenses increased by $2.1 million, or 6.3%, to $35.6 million during the second quarter of 2016 from $33.5 million during the second quarter of 2015, primarily due to increased insurance and claims expense of $1.6 million and increased building lease and maintenance expense of $0.5 million.
Within our Global Solutions business, other operating expenses increased by $0.3 million, or 1.4%, to $19.2 million during the second quarter of 2016 from $18.9 million during the second quarter of 2015.

Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses decreased to $4.7 million during the second quarter of 2016 from $5.0 million during the second quarter of 2015.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $9.5 million during the second quarter of 2016 from $7.5 million during the second quarter of 2015, reflecting increases in property, plant, and equipment attributable to our acquisitions and our growth and productivity initiatives. Amortization of customer relationship intangible assets of $2.1 million was consistent quarter-over-quarter. Depreciation and amortization within our TL business increased to $6.8 million during the second quarter of 2016 from $5.2 million during the second quarter of 2015. Within our LTL business, depreciation and amortization increased to $1.0 million during the second quarter of 2016 from $0.7 million during the second quarter of 2015. Within our Global Solutions business, depreciation and amortization remained consistent at $1.3 million during both the second quarter of 2016 and 2015. Corporate depreciation and amortization increased to $0.4 million during the second quarter of 2016 from $0.3 million during the second quarter of 2015.
Operating Income
Consolidated operating income was $8.6 million during the second quarter of 2016 compared with $31.2 million during the second quarter of 2015.
Within our TL business, operating income decreased by $13.5 million, or 68.2%, to $6.2 million during the second quarter of 2016 from $19.7 million during the second quarter of 2015, primarily as a result of the margin reductions in our OEM ground and air expedite business due to excess capacity in both modes, as well as the factors above. Operating income in our TL business for the second quarter of 2016 includes downsizing costs of $2.5 million from the reduction and consolidation of a specific operation due to a major decline in volume from a significant customer.
Within our LTL business, operating income decreased by $7.6 million, or 91.0%, to $0.8 million during the second quarter of 2016 from $8.4 million during the second quarter of 2015, primarily as a result of the factors above. Operating income in our LTL business for the second quarter of 2016 includes $0.6 million of downsizing costs associated with reducing the number of long haul employee drivers and trucks in favor of more cost effective purchase power and ICs.
Within our Global Solutions business, operating income decreased by $1.9 million, or 22.0% to $6.7 million during the second quarter of 2016 from $8.6 million during the second quarter of 2015.
Interest Expense
Interest expense increased to $5.7 million during the second quarter of 2016 from $4.4 million during the second quarter of 2015, primarily as a result of the increased interest rates quarter-over-quarter.
Income Tax
Income tax provision was $1.1 million during the second quarter of 2016 compared to $10.4 million during the second quarter of 2015. The effective tax rate was 38.7% during both the second quarter of 2016 and 2015. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $1.8 million during the second quarter of 2016 compared to $16.5 million during the second quarter of 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues
Consolidated revenues decreased by $57.8 million, or 5.7%, to $949.1 million during the first half of 2016 from $1,006.9 million during the first half of 2015, primarily due to continuing declines in freight rates and volumes across most end markets and lower fuel surcharge revenue of $39.3 million period-over-period.
TL revenues decreased slightly to $556.0 million during the first half of 2016 from $557.9 million during the first half of 2015, primarily due to an increase of $65.3 million in OEM ground and air expedited freight, which resulted from both organic growth and through our acquisition of Stagecoach. These increases were offset by decreases in fuel surcharge revenue of $27.4 million, as well as decreased volumes, continued softness in the spot market, and weakened demands, all of which were driven by excess capacity in the industry.
LTL revenues decreased by $34.8 million, or 12.9%, to $235.8 million during the first half of 2016 from $270.6 million during the first half of 2015. LTL revenues were impacted period-over-period by a drop in fuel prices that resulted in a $11.9 million, or 33.6%, decrease in fuel surcharge revenue and a 13.2% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 3.8% increase in revenue per hundredweight excluding fuel from the prior year due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues decreased by $26.1 million, or 13.6%, to $166.6 million during the first half of 2016 from $192.7 million during the first half of 2015, primarily due to a decrease in domestic transportation management and lower volumes and rates in international freight forwarding, partially offset by increases of $1.1 million in the warehousing and consolidation business.
Purchased Transportation Costs
Consolidated purchased transportation costs decreased by $48.7 million, or 7.2%, to $625.9 million during the first half of 2016 from $674.6 million during the first half of 2015.
TL purchased transportation costs decreased by $5.9 million, or 1.6%, to $358.9 million during the first half of 2016 from $364.8 million during the first half of 2015, primarily due to decreased volumes and weakened demand, as well as increased use of employee drivers, which are reported in other operating expenses.
LTL purchased transportation costs decreased by $23.0 million, or 12.3%, to $163.7 million during the first half of 2016 from $186.7 million during the first half of 2015. The decreases were consistent with the decreases in revenue, excluding fuel surcharge, and primarily the result of weakened freight demand. Excluding fuel surcharges, our average linehaul cost per mile remained steady at $1.25 during both the first half of 2016 and 2015.
Global Solutions purchased transportation costs decreased by $24.8 million, or 18.1%, to $112.6 million during the first half of 2016 from $137.4 million during the first half of 2015. The decreases were primarily due to the lower volumes and market rates in international freight forwarding and domestic freight management business.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $24.9 million, or 9.6%, to $284.8 million during the first half of 2016 from $259.9 million during the first half of 2015.
Within our TL business, other operating expenses increased by $23.0 million, or 15.5%, to $171.4 million during the first half of 2016 from $148.4 million during the first half of 2015, primarily as a result of our acquisition of Stagecoach, which accounted for $15.0 million of the increase, increased insurance and claims expense of $2.6 million, and increased employee costs of $7.0 million in the OEM group. These costs were partially offset by a gain of $1.5 million on the sale leaseback transaction at Stagecoach, as well as the sale of assets at one of our operating companies as a result of the reduction and consolidation of that operation due to a major decline in volume from a significant customer.
Within our LTL business, other operating expenses increased by $2.8 million, or 4.3%, to $68.1 million during the first half of 2016 from $65.3 million during the first half of 2015, primarily due to increased insurance and claims expense of $1.9 million and increased tractor lease and maintenance expense of $0.7 million.
Within our Global Solutions business, other operating expenses decreased $0.9 million, or 2.3%, to $37.0 million during the first half of 2016 from $37.9 million during the first half of 2015.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses was $8.3 million during both the first half of 2016 and 2015.

Depreciation and Amortization
Consolidated depreciation and amortization increased to $19.1 million during the first half of 2016 from $14.4 million during the first half of 2015, reflecting increases in property, plant, and equipment attributable to increased capital expenditures in prior years associated with growth and productivity. Depreciation and amortization within our TL business increased to $13.7 million during the first half of 2016 from $9.6 million during the first half of 2015. Within our LTL business, depreciation and amortization increased to $2.0 million during the first half of 2016 from $1.6 million during the first half of 2015. Within our Global Solutions business, depreciation and amortization increased to $2.6 million during the first half of 2016 from $2.5 million during the first half of 2015. Corporate depreciation and amortization increased to $0.8 million during the first half of 2016 from $0.7 million during the first half of 2015.
Operating Income
Consolidated operating income was $19.2 million during the first half of 2016 compared with $58.0 million during the first half of 2015.
Within our TL business, operating income decreased by $23.0 million, or 65.6%, to $12.1 million during the first half of 2016 from $35.1 million during the first half of 2015, primarily as a result of the margin reductions in our OEM ground and air expedite business due to excess capacity in both modes and the lack of supply chain disruptions, as well as the factors above. Operating income in our TL business for the first half of 2016 includes downsizing costs of $4.7 million from the reduction and consolidation of certain specific operations due to a major decline in volume from a significant customer.
Within our LTL business, operating income decreased by $15.1 million, or 88.8%, to $1.9 million during the first half of 2016 from $17.0 million during the first half of 2015, primarily as a result of the factors above. Operating income in our LTL business for the first half of 2016 includes $1.3 million of downsizing costs associated with reducing the number of long haul employee drivers and trucks in favor of more cost effective purchase power and ICs.
Within our Global Solutions business, operating income decreased $0.4 million, or 3.2%, to $14.4 million during the first half of 2016 from $14.8 million during the first half of 2015.
Interest Expense
Interest expense increased to $11.3 million during the first half of 2016 from $9.0 million during the first half of 2015, primarily as a result of the increased interest rates period-over-period.
Income Tax
Income tax provision was $3.1 million during the first half of 2016 compared to $19.0 million during the first half of 2015. The effective tax rate was 38.7% during both the first half of 2016 and the first half of 2015. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $4.9 million during the first half of 2016 compared to $30.1 million during the first half of 2015.
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and proceeds from the sale of our common stock. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, finance capital expenditures, and execute our acquisition strategy. As of June 30, 2016, we had $7.8 million in cash and cash equivalents, $153.7 million of availability under our credit facility, and $156.8 million in working capital, net of cash of $7.8 million.
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
Our credit facility consists of a $300.0 million term loan and a revolving credit facility up to a maximum aggregate amount of $300.0 million, of which up to $10.0 million may be used for Swing Line Loans (as defined in the credit agreement) and up to $40.0 million may be used for letters of credit. The credit facility matures on July 9, 2019.

Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.50%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.50%.
Our credit agreement contains certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. On June 17, 2016, we entered into a Consent, Waiver, and First Amendment (the "Amendment") to the credit agreement. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the Amendment, the required maximum cash flow leverage ratio was 4.50 to 1.0 for the four quarters ended June 30, 2016 and decreases to 4.00 to 1.0 for the four quarters ending September 30, 2016, 3.75 to 1.0 for the four quarters ending December 31, 2016, 3.50 to 1.0 for the four quarters ending March 31, 2017, 3.25 to 1.0 for the four quarters ending June 30, 2017, and finally to 3.00 to 1.0 for all periods thereafter. As modified by the Amendment, the minimum fixed charge coverage ratio was 1.15 to 1.0 for the four quarters ended June 30, 2016, continues to be 1.15 to 1.0 for the four quarters ending September 30, 2016 and December 30, 2016, and finally increases to 1.25 to 1.0 for all periods thereafter. We were in compliance with the financial covenants contained in the credit agreement (as modified by the Amendment) for the four quarters ended June 30, 2016. Based on our current internal financial forecasts for the second half of 2016, we expect to be in compliance with our financial covenants for the four quarters ending September 30, 2016 and December 31, 2016. However, we can provide no assurances that we will meet our internal financial forecasts, as actual results can vary from these forecasts due to a number of factors, some of which are outside of our control. See the section titled "Risk Factors" included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015. If we do not meet our internal financial forecasts for the third and fourth quarters of 2016, we may not be in compliance with the financial covenants contained in our credit agreement for the four quarters ending September 30, 2016 or December 31, 2016. If we default under the terms of our credit agreement and fail to obtain appropriate amendments to or waivers under the credit agreement, our borrowings against the credit agreement could be immediately declared due and payable. If we fail to pay the amount due, the lenders could proceed against the collateral by which our loans are secured, our borrowing capacity may be limited, or the credit agreement could be terminated. If acceleration of outstanding borrowings occurs or if the credit agreement is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our credit agreement could have a material adverse effect on our liquidity and financial condition. See the section titled “Risk Factors - Our senior credit facility contains financial and other restrictive covenants with which we may be unable to comply. A default under these financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$39,766	$19,963
Investing activities	(8,684)	(25,805)
Financing activities	(31,954)	960
Net change in cash and cash equivalents	$(872)	$(4,882)
Cash Flows from Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $4.9 million net income and the $39.8 million cash provided by operating activities during the six months ended June 30, 2016 was primarily attributable to $20.4 million of depreciation and amortization, a $14.5 million increase in accounts payable, a $8.3 million decrease in our prepaid expenses and other assets, $1.1 million of share-based compensation, $1.0 million of provision for bad debts, and $0.7 million of other miscellaneous adjustments to operating activities, primarily offset by a $7.2 million decrease in accrued expenses, a $2.4 million increase in our accounts receivable, and $1.6 million of gain on disposal of buildings and equipment.
Cash Flows from Investing Activities
Cash used in investing activities was $8.7 million during the six months ended June 30, 2016, which reflects $13.8 million of capital expenditures used to support our operations. These capital expenditures were offset by the proceeds from the sale of buildings and equipment of $5.1 million.
Cash Flows from Financing Activities
Cash used in financing activities was $32.0 million during the six months ended June 30, 2016, which primarily reflects net reduction of borrowings of $27.1 million, the reduction of a capital lease obligation of $2.9 million, debt issuance costs of $0.7 million, $0.8 million of payments of contingent earnouts, and $0.5 million of other miscellaneous reductions.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
A decline in TL and LTL revenues due to lower freight volumes and pricing, as well as operating cost increases in both reporting units due to higher insurance claims, independent contractor termination costs, and excess capacity during the quarter ended June 30, 2016, resulted in operating performance that fell below the projections used in our interim goodwill impairment assessments performed as of September 30, 2015 for our LTL reporting unit and as of March 31, 2016 for our TL reporting unit, which indicated that the fair value exceeded the carrying value by approximately 65% and 87% for our LTL and TL reporting units, respectively. Accordingly, we are required to perform an interim goodwill impairment analysis of our TL and LTL reporting units as of June 30, 2016. Due to the significant effort that is required to determine the implied fair value of reporting units' goodwill, through assessing growth, operating margin, and discount rate assumptions, as well as the lack of updated market data, we have not completed this interim goodwill impairment analysis and will complete the analysis during the third quarter of 2016.

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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $300.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $288.8 million as of June 30, 2016, a 1.0% increase in the borrowing rate would increase our annual interest expense by $5.9 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We believe we have adequate insurance to cover losses in excess of the deductible amount. As of June 30, 2016 and December 31, 2015, we had reserves for estimated uninsured losses of $6.4 million and $7.2 million, respectively.
In addition to the legal proceedings described above, like many others in the transportation services industry, we are a defendant in six purported class-action lawsuits in California alleging violations of various California labor laws and one purported class-action lawsuit in Illinois alleging violations of the Illinois Wage Payment and Collection Act. The plaintiffs in each of these lawsuits seek to recover unspecified monetary damages and other items. In addition, the California Division of Labor Standards and Enforcement has brought administrative actions against us on behalf of twelve individuals alleging that we violated California labor laws. Given the early stage of all of the proceedings described in this paragraph, we are not able to assess with certainty the outcome of these proceedings or the amount or range of potential damages or future payments associated with these proceedings at this time. We believe we have meritorious defenses to these actions and intend to defend these proceedings vigorously. However, any legal proceeding is subject to inherent uncertainties, and we cannot assure that the expenses associated with defending these actions or their resolution will not have a material adverse effect on our business, operating results, or financial condition.

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

10.28(A)
Consent, Waiver and First Amendment to Sixth Amended and Restated Credit Agreement, dated Jun 17, 2016, by and among the Registrant, U.S. Bank National Association, a national banking association, and the Lenders party thereto (1)

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

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on June 23, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: August 8, 2016	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	By:	/s/ Peter R. Armbruster
Peter R. Armbruster
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)