Form 10-Q
period 2016-09-30
Roadrunner Transportation Systems, Inc.
filed 2016-11-14
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2016, there were outstanding 38,340,326 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,868	$8,664
Accounts receivable, net of allowances of $3,896 and $3,782, respectively	310,357	272,176
Deferred income taxes	3,215	4,876
Prepaid expenses and other current assets	70,037	62,101
Total current assets	388,477	347,817
Property and equipment, net of accumulated depreciation of $87,578 and $68,517, respectively	190,979	197,744
Other assets:
Goodwill	694,302	691,118
Intangible assets, net	70,268	76,694
Other noncurrent assets	7,266	6,183
Total other assets	771,836	773,995
Total assets	$1,351,292	$1,319,556
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$404,180	$15,000
Accounts payable	152,676	104,357
Accrued expenses and other liabilities	46,259	48,657
Total current liabilities	603,115	168,014
Long-term debt, net of current maturities	—	417,830
Other long-term liabilities	121,156	120,405
Total liabilities	724,271	706,249
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 38,335 and 38,266 shares issued and outstanding	383	383
Additional paid-in capital	398,165	397,253
Retained earnings	228,473	215,671
Total stockholders’ investment	627,021	613,307
Total liabilities and stockholders’ investment	$1,351,292	$1,319,556
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$532,209	$497,173	$1,481,273	$1,504,073
Operating expenses:
Purchased transportation costs	360,548	326,251	986,477	1,000,815
Personnel and related benefits	71,197	65,997	210,354	193,846
Other operating expenses	71,838	81,559	217,514	213,590
Depreciation and amortization	9,723	8,443	28,790	22,855
Acquisition transaction expenses	—	564	—	564
Total operating expenses	513,306	482,814	1,443,135	1,431,670
Operating income	18,903	14,359	38,138	72,403
Interest expense	5,949	4,913	17,252	13,895
Income before provision for income taxes	12,954	9,446	20,886	58,508
Provision for income taxes	5,015	3,655	8,084	22,642
Net income available to common stockholders	$7,939	$5,791	$12,802	$35,866
Earnings per share available to common stockholders:
Basic	$0.21	$0.15	$0.33	$0.94
Diluted	$0.21	$0.15	$0.33	$0.91
Weighted average common stock outstanding:
Basic	38,328	38,264	38,310	38,149
Diluted	38,340	39,471	38,360	39,446
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$12,802	$35,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,829	24,448
(Gain) loss on disposal of property and equipment	(1,467)	(205)
(Gain) loss on sale of business	(4,916)	—
Share-based compensation	1,653	2,044
Provision for bad debts	1,386	1,852
Tax deficiency (excess tax benefit) on share-based compensation	465	(1,175)
Deferred tax provision	947	2,054
Changes in:
Accounts receivable	(39,603)	(3,340)
Prepaid expenses and other assets	(4,119)	(7,287)
Accounts payable	48,319	(9,936)
Accrued expenses and other liabilities	1,223	(1,859)
Net cash provided by operating activities	47,519	42,462
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(32,364)
Capital expenditures	(21,892)	(43,206)
Proceeds from sale of business	1,000	—
Proceeds from sale of buildings and equipment	6,014	5,313
Net cash used in investing activities	(14,878)	(70,257)
Cash flows from financing activities:
Borrowings under revolving credit facilities	197,789	154,127
Payments under revolving credit facilities	(213,038)	(231,127)
Long-term debt borrowings	—	110,000
Long-term debt payments	(14,750)	(5,000)
Debt issuance cost	(692)	(2,713)
Payments of contingent earnouts	(798)	(3,317)
Proceeds from issuance of common stock, net of taxes withheld and issuance costs	(276)	2,857
(Tax deficiency) excess tax benefit on share-based compensation	(465)	1,175
Reduction of capital lease obligation	(4,207)	(481)
Net cash (used in) provided by financing activities	(36,437)	25,521
Net (decrease) in cash and cash equivalents	(3,796)	(2,274)
Cash and cash equivalents:
Beginning of period	8,664	11,345
End of period	$4,868	$9,071
Supplemental cash flow information:
Cash paid for interest	$14,734	$11,685
Cash paid for income taxes, net	$1,560	$12,078
Non-cash sale of business	$3,860	$—
Non-cash capital leases and other obligations to acquire assets	$—	$6,399
Non-cash contingent earnout	$—	$4,114
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three operating segments: Truckload Logistics (“TL”), Less-than-Truckload (“LTL”), and Global Solutions. Within its TL business, the Company operates a network of 46 TL service centers and 20 company dispatch offices and is augmented by over 100 independent brokerage agents. Within its LTL business, the Company operates 45 LTL service centers throughout the United States, complemented by relationships with over 150 delivery agents. Within its Global Solutions business, the Company operates from seven service centers, ten dispatch offices, and five freight consolidation and inventory management centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to its customers, including domestic and international air and ocean transportation services. The Company operates primarily in the United States.
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
Change in Accounting Principle
On January 1, 2016, the Company adopted a new methodology for accounting for debt issuance costs in accordance with the Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires debt issuance costs related to a recognized debt liability in the balance sheet to be presented as a direct reduction from the carrying amount of that debt liability. The change in methodology has been applied retrospectively. The balance of the debt issuance costs has been reclassified from other noncurrent assets to a direct reduction of long-term debt on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.
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
New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which will be effective for the Company in 2017. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. Under this amendment, deferred tax liabilities and assets would still be offset and presented as a single amount. Early adoption of the amendments is permitted and may either be applied prospectively or retrospectively. Deferred tax assets are currently reported as deferred income taxes and included as current assets in the condensed consolidated balance sheets. Adoption of the revised Accounting Standard will require the Company to reclassify the balance currently reported as deferred income taxes to other long-term liabilities in the condensed consolidated balance sheets.

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), which was updated in August 2015 by Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 ("ASU 2016-08"), Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service (that is, the entity is a principal) or to arrange for that good or service to be provided by another party. When the principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount. When an entity that is an agent satisfies the performance obligation, that entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. Both ASU 2014-09 and ASU 2016-08 will be effective for the Company in 2018. The Company is in the process of evaluating the guidance in these Accounting Standards Updates and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"), which will be effective for the Company in 2018. ASU 2016-15 provides guidance on specific cash flow issues, including but not limited to: debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; and distributions received from equity method investees. ASU 2016-15 provides guidance on how to account for the cash inflows and/or outflows in the statement of cash flows. The Company is in the process of evaluating the guidance in this Accounting Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory ("ASU 2016-16"), which will be effective for the Company in 2018. Current GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfers other than inventory (e.g. property and equipment) until the asset has been sold to an outside party. Under ASU 2016-16, the FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs. ASU 2016-16 does not include any new disclosure requirements; however, existing disclosure around the rate reconciliations and types of temporary differences and/or carryforward that give rise to a significant portion of deferred income taxes may be applicable. The Company is in the process of evaluating the guidance in this Accounting Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which will be effective for the Company in 2019. For financing leases, a lessee is required to: 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; 2) recognize interest on the lease liability separately from amortization of the right-of-use asset; and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to: 1) recognize the right-to-use asset and a lease liability, initially measured at the present value of the lease payments; 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and 3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company is in the process of evaluating the guidance in this Accounting

Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
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
The results of operations and financial condition of this acquisition have been included in our condensed consolidated financial statements since its acquisition date. The acquisition of Stagecoach is considered immaterial. The goodwill for the acquisition is a result of acquiring and retaining the existing workforce and expected synergies from integrating the operations into the Company. Purchase accounting for the Stagecoach acquisition is considered final.
3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company evaluates goodwill and intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach, the first of which is to compare the estimated fair value at each of its reporting units to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The Company has four reporting units for its three operating segments: TL, LTL, Global Solutions, and Warehousing & Consolidation, which is consolidated into the Company's Global Solutions operating segment.
For purposes of the impairment analysis, the fair value of the Company’s reporting units is estimated based upon an average of the market approach and the income approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates and growth rates, among others. The determination of fair value requires considerable judgment and is highly sensitive to changes in the underlying assumptions.
The Company conducts its annual goodwill impairment analysis for each of its four reporting units as of July 1 of each year. As a result of the first step of its annual goodwill impairment analysis as of July 1, 2016, the Company determined that the fair value of the TL, Global Solutions, and Warehousing & Consolidation reporting units exceeded their respective carrying values by 10.0%, 5.3%, and 1.3%, respectively; thus no impairment was indicated for these reporting units. However, the Company determined that the fair value of the LTL reporting unit was less than its carrying value, indicating that the reporting unit's $197.3 million of goodwill, or a portion thereof, could be impaired. Therefore, the Company is required to perform the second step of the goodwill impairment analysis for its LTL reporting unit to measure the amount of goodwill impairment. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, a non-cash goodwill impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount. Given the timing and complexities involved in completing this analysis, the Company has not yet completed step two of its goodwill impairment analysis for its LTL reporting unit. At this time, the Company is unable to provide a reasonable estimate for the non-cash goodwill impairment loss. The Company expects to complete step two of its goodwill impairment analysis for its LTL reporting unit during the fourth quarter of 2016. Any such non-cash goodwill impairment loss may be material to the Company's results of operations, but would have no impact on the Company's liquidity, credit agreement or compliance with the existing debt agreements.
As indicated in Note 1, in connection with the change in reportable segments, the Company reallocated goodwill of $77.5 million between the TL and Global Solutions segments as of December 31, 2015. The following is a rollforward of goodwill from December 31, 2015 to September 30, 2016 by reportable segment (in thousands):

	TL	LTL	Global Solutions	Total
Goodwill balance as of December 31, 2015	$262,870	$197,312	$230,936	$691,118
Adjustments to goodwill for purchase accounting	3,184	—	—	3,184
Goodwill balance as of September 30, 2016	$266,054	$197,312	$230,936	$694,302

Intangible assets consist primarily of customer relationships acquired from business acquisitions. As indicated in Note 1, in connection with the change in reportable segments, the Company reallocated net intangible assets of $2.7 million between the TL and Global Solutions segments as of December 31, 2015. Intangible assets as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$58,468	$(13,320)	$45,148	$58,468	$(9,714)	$48,754
LTL	1,358	(1,067)	291	1,358	(1,017)	341
Global Solutions	38,427	(13,598)	24,829	38,427	(10,828)	27,599
Total	$98,253	$(27,985)	$70,268	$98,253	$(21,559)	$76,694
The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $2.1 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense was $6.4 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of September 30, 2016 is as follows (in thousands):

Remainder 2016	$2,169
2017	8,558
2018	8,293
2019	7,990
2020	7,617
2021	7,435
Thereafter	28,206
Total	$70,268
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
Certain of the Company’s acquisitions contain contingent purchase obligations in the form of earn-outs as described in Note 2. The contingent purchase obligation related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value. Changes to the fair value are recognized as income or expense within other operating expenses in the condensed consolidated statements of operations. In measuring the fair value of the contingent purchase obligation, the Company used an income approach that considers the expected future earnings of the acquired businesses, for the varying performance periods, based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate. The range of undiscounted outcomes for the estimated contingent payments is zero to $5.6 million.

The following table presents information, as of September 30, 2016 and December 31, 2015, about the Company’s financial liabilities (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$4,306	$4,306
Total liabilities at fair value	$—	$—	$4,306	$4,306

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase price related to acquisitions	$—	$—	$6,722	$6,722
Total liabilities at fair value	$—	$—	$6,722	$6,722
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$5,124	$3,481	$6,722	$7,665
Earnouts related to acquisitions	—	4,114	—	4,114
Payments of contingent purchase obligations	—	—	(798)	(3,317)
Adjustments to contingent purchase obligations (1)	(818)	57	(1,618)	(810)
Balance, end of period	$4,306	$7,652	$4,306	$7,652

(1)	Adjustments to contingent purchase obligations are reported in other operating expenses in the condensed consolidated statements of operations.

5. Long-Term Debt
Long-term debt as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Senior debt:
Revolving credit facility	$127,900	$143,149
Term loan	281,500	296,250
Total debt	409,400	439,399
Less: Debt issuance costs	(5,220)	(6,569)
Total debt, net of debt issuance costs	404,180	432,830
Less: Current maturities	(404,180)	(15,000)
Total long-term debt, net of current maturities	$—	$417,830
On September 24, 2015, the Company entered into a sixth amended and restated credit agreement (the "credit agreement") with U.S. Bank National Association and other lenders, which increased the revolving credit facility from $350.0 million to $400.0 million and the term loan from $200.0 million to $300.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $3.8 million. On June 17, 2016, the Company entered into a Consent, Waiver, and First Amendment (the "Amendment") to the credit agreement. Pursuant to the Amendment, the Company, among other things, reduced the revolving line of credit under the senior credit facility from a maximum aggregate amount of $400.0 million to $300.0 million. The Company further reduced the revolving line of credit under the senior credit facility to $250.0 million pursuant to the Waiver discussed below.
The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the Amendment, the maximum cash flow leverage ratio was 4.00 to 1.0 for the four quarters ended September 30, 2016 and then decreases to 3.75 to 1.0 for the four quarters ending December 31, 2016, 3.50 to 1.0 for the four quarters ending March 31, 2017,

3.25 to 1.0 for the four quarters ending June 30, 2017, and finally to 3.00 to 1.0 for all periods thereafter. As modified by the Amendment, the minimum fixed charge coverage ratio was 1.15 to 1.0 for the four quarters ended September 30, 2016 and December 30, 2016, and increases to 1.25 to 1.0 for all periods thereafter.
As of September 30, 2016, the Company was not in compliance with its cash flow leverage ratio requirement and obtained a waiver from U.S. Bank and the other lenders. Because the Company believes it is probable that the Company will not be in compliance with the cash flow leverage ratio as of December 31, 2016, the Company has classified its long-term debt as current in the accompanying condensed consolidated balance sheet as of September 30, 2016. See the section titled "Capital and Liquidity Resources" in "Management's Discussion and Analysis" for further discussion.
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
The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy described in Note 4. The carrying value of the Company's long-term debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.50%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.50%. The revolving credit facility also provides for the issuance of up to $40.0 million in letters of credit. As of September 30, 2016, the Company had outstanding letters of credit totaling $22.8 million. As of September 30, 2016, total availability under the revolving credit facility was $149.3 million. The average interest rate on the credit agreement was 4.1% as of September 30, 2016.
6. Stockholders’ Investment
Changes in stockholders’ investment for the three and nine months ended September 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$618,834	$594,812	$613,307	$558,775
Net income	7,939	5,791	12,802	35,866
Share-based compensation	527	423	1,653	2,044
Issuance costs from secondary stock offering	—	(225)	—	(225)
Issuance of common stock from share-based compensation, net of shares withheld for income taxes	(99)	(68)	(465)	3,082
(Tax Deficiency) excess tax benefit on share-based compensation	(180)	(16)	(276)	1,175
Ending balance	$627,021	$600,717	$627,021	$600,717
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
The Company had stock options and warrants outstanding of 3,265,393 as of September 30, 2016 that were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. As of September 30, 2015, all stock options, warrants, and restricted stock units were included in the computation of diluted earnings per share.

The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic weighted average common stock outstanding	38,328	38,264	38,310	38,149
Effect of dilutive securities
Employee stock options	—	70	4	96
Warrants	—	1,089	28	1,150
Restricted stock units	12	48	18	51
Diluted weighted average common stock outstanding	38,340	39,471	38,360	39,446
8. Income Taxes
The effective income tax rate was 38.7% for three and nine months ended September 30, 2016 and 2015. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.
9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' ("IC") leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $13.2 million as of September 30, 2016.  The potential maximum exposure represents the Company’s commitment on remaining lease payments on guaranteed leases as of September 30, 2016.  However, upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The declining quality and performance of the equipment in certain lease purchase programs has caused escalating repair and maintenance expenses for the Company's ICs, which coupled with the softened demand experienced during the third quarter of 2015, resulted in increased turnover and default by certain ICs. As a result, the Company experienced an acceleration of its IC recruiting costs, guarantee payments, and reseating and reconditioning costs associated with these lease purchase programs. Accordingly, the Company decided to terminate certain lease purchase guarantee programs in favor of new lease purchase programs that do not involve a guarantee from the Company and utilize newer equipment under warranty. The Company paid $1.7 million and $2.0 million during the third quarter of 2016 and 2015, respectively, associated with the lease purchase guarantee equipment. The Company paid $5.1 million and $2.0 million during the first nine months of 2016 and 2015, respectively, associated with the lease purchase guarantee equipment.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $1,000,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of September 30, 2016 and December 31, 2015, the Company had reserves for estimated uninsured losses of $5.8 million and $7.2 million, respectively.
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
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) that requires the Company to pay transaction fees and an annual advisory fee of $0.1 million. The Company made no payments to HCI during the three months ended September 30, 2016 or 2015. The Company paid an aggregate of $0.2 million and $0.1 million to HCI during the nine months ended September 30, 2016 and 2015, respectively, for the annual advisory fee and travel expenses incurred. The Company owed an aggregate of $0.8 million to HCI during the three months ended September 30, 2015 for services rendered in connection with the sixth amended and restated credit agreement.
The Company has a number of facility leases with related parties and paid an aggregate of $0.7 million and $0.5 million under these leases during the three months ended September 30, 2016 and 2015, respectively. The Company paid an aggregate of $1.9 million and $0.7 million under these leases during the nine months ended September 30, 2016 and 2015, respectively.
During the second quarter ended June 30, 2016, the Company entered into and completed a sale leaseback transaction to sell the Stagecoach corporate office to an entity owned by one of the former owners of Stagecoach for a total sale price of $3.5 million. The Company recognized a gain of $0.9 million on the sale of the property, which is recorded in other operating expenses for the nine months ended September 30, 2016.
12. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three operating segments, which are also reportable segments: TL, LTL, and Global Solutions. As indicated in Note 1, the Company realigned two of its operating companies into different reportable segments. Segment disclosures as of December 31, 2015 and for the three and nine months ended September 30, 2015 have been revised to reflect this change in reportable segments.
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

The following table reflects certain financial data of the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
TL	$335,383	$281,412	$891,427	$839,307
LTL	118,918	127,284	354,694	397,872
Global Solutions	83,294	94,198	249,848	286,896
Eliminations	(5,386)	(5,721)	(14,696)	(20,002)
Total	532,209	497,173	1,481,273	1,504,073
Operating income:
TL	$15,368	$13,364	$27,466	$48,485
LTL	1,400	1,955	3,312	18,981
Global Solutions	7,086	8,525	21,437	23,358
Corporate	(4,951)	(9,485)	(14,077)	(18,421)
Total operating income	18,903	14,359	38,138	72,403
Interest expense	5,949	4,913	17,252	13,895
Income before provision for income taxes	$12,954	$9,446	$20,886	$58,508
Depreciation and amortization:
TL	$6,886	$6,011	$20,561	$15,639
LTL	1,135	822	3,147	2,394
Global Solutions	1,296	1,249	3,883	3,796
Corporate	406	361	1,199	1,026
Total	$9,723	$8,443	$28,790	$22,855
Capital expenditures(1):
TL	$6,361	$12,646	$13,908	$34,552
LTL	1,271	2,120	4,004	6,391
Global Solutions	432	82	3,405	243
Corporate	62	644	575	8,496
Total	$8,126	$15,492	$21,892	$49,682
(1) The total capital expenditures for the three and nine months ended September 30, 2015 includes both cash and non-cash portions as reflected in the Condensed Consolidated Statements of Cash Flows.

	September 30, 2016	December 31, 2015
Assets:
TL	$738,146	$768,064
LTL	714,868	669,518
Global Solutions	311,478	319,703
Corporate	10,817	11,274
Eliminations	(424,017)	(449,003)
Total	$1,351,292	$1,319,556

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We have three reportable operating segments:
Truckload Logistics. Within our TL business, we arrange the pickup and delivery of truckload, intermodal and ground and air expedited freight through our network of 46 TL service centers, 20 company dispatch offices, and over 100 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated and frozen foods, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and consistent shipping volume year-over-year.
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

Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, Global Solutions, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and Global Solutions business segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and Global Solutions business segments are expressed as a percentage of segment revenues. Corporate and total statement of operations data are expressed as a percentage of consolidated revenues. In 2016, we realigned two of our operating companies into different reportable segments. The change in reporting segments did not have any impact on the consolidated financial statements. Segment data for the three and nine months ended September 30, 2015 has been revised to reflect the change in reportable segments.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
TL	$335,383	63.0%	$281,412	56.6%	$891,427	60.2%	$839,307	55.8%
LTL	118,918	22.3%	127,284	25.6%	354,694	23.9%	397,872	26.4%
Global Solutions	83,294	15.7%	94,198	18.9%	249,848	16.9%	286,896	19.1%
Eliminations	(5,386)	(1.0)%	(5,721)	(1.1)%	(14,696)	(1.0)%	(20,002)	(1.3)%
Total	532,209	100.0%	497,173	100.0%	1,481,273	100.0%	1,504,073	100.0%
Purchased transportation costs:
TL	227,786	67.9%	177,334	63.0%	586,699	65.8%	542,091	64.6%
LTL	81,847	68.8%	88,879	69.8%	245,581	69.2%	275,556	69.3%
Global Solutions	56,301	67.6%	65,759	69.8%	168,893	67.6%	203,170	70.8%
Eliminations	(5,386)	(1.0)%	(5,721)	(1.2)%	(14,696)	(1.0)%	(20,002)	(1.3)%
Total	360,548	67.7%	326,251	65.6%	986,477	66.6%	1,000,815	66.5%
Other operating expenses (1):
TL	85,343	25.4%	84,703	30.1%	256,701	28.8%	233,092	27.8%
LTL	34,536	29.0%	35,628	28.0%	102,654	28.9%	100,941	25.4%
Global Solutions	18,611	22.3%	18,665	19.8%	55,635	22.3%	56,572	19.7%
Corporate	4,545	0.9%	9,124	1.8%	12,878	0.9%	17,395	1.2%
Total	143,035	26.9%	148,120	29.8%	427,868	28.9%	408,000	27.1%
Depreciation and amortization:
TL	6,886	2.1%	6,011	2.1%	20,561	2.3%	15,639	1.9%
LTL	1,135	1.0%	822	0.6%	3,147	0.9%	2,394	0.6%
Global Solutions	1,296	1.6%	1,249	1.3%	3,883	1.6%	3,796	1.3%
Corporate	406	0.1%	361	0.1%	1,199	0.1%	1,026	0.1%
Total	9,723	1.8%	8,443	1.7%	28,790	1.9%	22,855	1.5%
Operating income:
TL	15,368	4.6%	13,364	4.7%	27,466	3.1%	48,485	5.8%
LTL	1,400	1.2%	1,955	1.5%	3,312	0.9%	18,981	4.8%
Global Solutions	7,086	8.5%	8,525	9.1%	21,437	8.6%	23,358	8.1%
Corporate	(4,951)	(0.9)%	(9,485)	(1.9)%	(14,077)	(1.0)%	(18,421)	(1.2)%
Total	18,903	3.6%	14,359	2.9%	38,138	2.6%	72,403	4.8%
Interest expense	5,949	1.1%	4,913	1.0%	17,252	1.2%	13,895	0.9%
Income before provision for income taxes	12,954	2.4%	9,446	1.9%	20,886	1.4%	58,508	3.9%
Provision for income taxes	5,015	0.9%	3,655	0.7%	8,084	0.5%	22,642	1.5%
Net income available to common stockholders	$7,939	1.5%	$5,791	1.2%	$12,802	0.9%	$35,866	2.4%

(1)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Summary LTL operating statistics for the three and nine months ended September 30 is shown below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Operating ratio	98.8	98.5		99.1	95.2
Tonnage (in thousands of tons)	302.0	336.1	(10.1%)	917.5	1,045.6	(12.3%)
Shipments (in thousands)	555.4	574.6	(3.3%)	1,668.2	1,777.8	(6.2%)
Revenue per hundredweight (incl. fuel)	$19.71	$19.09	3.2%	$19.38	$19.14	1.3%
Revenue per hundredweight (excl. fuel)	$17.60	$16.77	4.9%	$17.40	$16.70	4.2%
Weight per shipment (lbs.)	1,087	1,170	(7.1%)	1,100	1,176	(6.5%)
Linehaul cost per mile (excl. fuel)	$1.25	$1.25	—%	$1.25	$1.25	—%

Note: Other than operating ratio, the statistics above do not include (i) adjustments for undelivered freight required for financial statement purposes in accordance with Roadrunner's revenue recognition policy; and (ii) non-LTL related business captured within the LTL segment.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues
Consolidated revenues increased by $35.0 million, or 7.0%, to $532.2 million during the third quarter of 2016 from $497.2 million during the third quarter of 2015, primarily related to our ground expedite business in which we receive a management fee versus transportation or brokerage margins. Our remaining transportation businesses, when compared to the prior year, are experiencing continuing declines in freight rates and volumes across most end markets and lower fuel surcharge revenue, which declined $7.4 million quarter-over-quarter.
TL revenues increased by $54.0 million, or 19.2%, to $335.4 million during the third quarter of 2016 from $281.4 million during the third quarter of 2015, primarily related to our ground expedite business management fees. These increases were offset by decreases in fuel surcharge revenue of $4.6 million, as well as declines in volumes, continued softness in the spot market, and weakened demands, all of which were driven by excess capacity in the industry.
LTL revenues decreased by $8.4 million, or 6.6%, to $118.9 million during the third quarter of 2016 from $127.3 million during the third quarter of 2015. LTL revenues were impacted by continued weak freight demand in the general industrial markets we serve, a drop in fuel prices that resulted in a $2.8 million, or 18.1%, decrease in fuel surcharge revenue, and a 10.1% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 4.9% increase in revenue per hundredweight excluding fuel from the prior year third quarter due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues decreased by $10.9 million, or 11.6%, to $83.3 million during the third quarter of 2016 from $94.2 million during the third quarter of 2015, primarily due to decreased volumes due to overall economic conditions and decreased rates driven by excess capacity. These decreases were partially offset by increases of $1.5 million in our warehousing and consolidation business, which improved due to pricing and volume.
Purchased Transportation Costs
Consolidated purchased transportation costs increased by $34.2 million, or 10.5%, to $360.5 million during the third quarter of 2016 from $326.3 million during the third quarter of 2015.
TL purchased transportation costs increased $50.5 million, or 28.5%, to $227.8 million during the third quarter of 2016 from $177.3 million during the third quarter of 2015, primarily due to increased volumes in our ground expedite business. These increases were offset by continued declines in volumes and weakened demand at our other TL businesses due to excess capacity, as well as increased use of employee drivers, which are reported in other operating expenses.
LTL purchased transportation costs decreased by $7.1 million, or 7.9%, to $81.8 million during the third quarter of 2016 from $88.9 million during the third quarter of 2015. The decreases were consistent with the decreases in revenue, excluding fuel surcharge, and primarily the result of weakened freight demand. Excluding fuel surcharges, our average linehaul cost per mile remained steady at $1.25 during the third quarter of 2016 compared to the third quarter of 2015.
Global Solutions purchased transportation costs decreased by $9.5 million, or 14.4%, to $56.3 million during the third quarter of 2016 from $65.8 million during the third quarter of 2015. The decreases were primarily due to the lower volumes and market rates in our international freight forwarding and domestic freight management business.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, decreased by $5.1 million, or 3.4%, to $143.0 million during the third quarter of 2016 from $148.1 million during the third quarter of 2015.
Within our TL business, other operating expenses increased slightly to $85.3 million during the third quarter of 2016 from $84.7 million during the third quarter of 2015, primarily driven by a $3.8 million increase in driver wages due to the increase in use of employee drivers in our OEM group, increased insurance and claims expense of $0.7 million, and increased tractor lease expense of $0.7 million. These increases were primarily offset by a $4.9 million gain on the sale of a non-core business.
Within our LTL business, other operating expenses decreased by $1.1 million, or 3.1%, to $34.5 million during the third quarter of 2016 from $35.6 million during the third quarter of 2015, primarily due to decreased insurance and claims expense of $1.6 million, which was partially offset by increased equipment lease expense of $0.2 million and increased building lease and maintenance expense of $0.4 million.
Within our Global Solutions business, other operating expenses decreased slightly to $18.6 million during the third quarter of 2016 from $18.7 million during the third quarter of 2015.

Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses decreased to $4.5 million during the third quarter of 2016 from $9.1 million during the third quarter of 2015, primarily due to the $5.0 million charge that we recorded in the third quarter of 2015 in connection with the termination of certain IC lease purchase guarantee programs.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $9.7 million during the third quarter of 2016 from $8.4 million during the third quarter of 2015, reflecting increases in property, plant, and equipment attributable to our acquisitions and our growth and productivity initiatives. Amortization of customer relationship intangible assets increased slightly to $2.1 million during the third quarter of 2016 from $2.0 million during the third quarter of 2015. Depreciation and amortization within our TL business increased to $6.9 million during the third quarter of 2016 from $6.0 million during the third quarter of 2015. Within our LTL business, depreciation and amortization increased to $1.1 million during the third quarter of 2016 from $0.8 million during the third quarter of 2015. Within our Global Solutions business, depreciation and amortization increased slightly to $1.3 million during the third quarter of 2016 from $1.2 million during the third quarter of 2015. Corporate depreciation and amortization was $0.4 million during both the third quarter of 2016 and 2015.
Operating Income
Consolidated operating income was $18.9 million during the third quarter of 2016 compared with $14.4 million during the third quarter of 2015.
Within our TL business, operating income increased by $2.0 million, or 15.0%, to $15.4 million during the third quarter of 2016 from $13.4 million during the third quarter of 2015, primarily related to our ground expedite business in which we receive a management fee versus transportation or brokerage margins. Operating income in our TL business for the third quarter of 2016 includes a $4.9 million gain on the sale of a non-core business and downsizing costs of $1.2 million from the reduction and consolidation of a specific operation due to a major decline in volume from a significant customer.
Within our LTL business, operating income decreased slightly to $1.4 million during the third quarter of 2016 from $2.0 million during the third quarter of 2015, primarily as a result of the factors above. Operating income in our LTL business for the third quarter of 2016 includes $0.9 million of downsizing costs associated with reducing the number of long haul employee drivers and trucks in favor of more cost effective purchase power and ICs.
Within our Global Solutions business, operating income decreased by $1.4 million, or 16.9%, to $7.1 million during the third quarter of 2016 from $8.5 million during the third quarter of 2015.
Interest Expense
Interest expense increased to $5.9 million during the third quarter of 2016 from $4.9 million during the third quarter of 2015, primarily as a result of the increased bank and LIBOR rates quarter-over-quarter.
Income Tax
Income tax provision was $5.0 million during the third quarter of 2016 compared to $3.7 million during the third quarter of 2015. The effective tax rate was 38.7% during both the third quarter of 2016 and 2015. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $7.9 million during the third quarter of 2016 compared to $5.8 million during the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenues
Consolidated revenues decreased by $22.8 million, or 1.5%, to $1,481.3 million during the first nine months of 2016 from $1,504.1 million during the first nine months of 2015, primarily due to continuing declines in freight rates and volumes across most end markets and lower fuel surcharge revenue, which declined $46.7 million period-over-period. These declines were offset by the increases in OEM ground and air expedited freight.
TL revenues increased $52.1 million, or 6.2%, to $891.4 million during the first nine months of 2016 from $839.3 million during the first nine months of 2015, primarily due to an increase of $141.2 million in OEM ground and air expedited freight, which resulted from both organic growth and through our acquisition of Stagecoach. These increases were offset by decreases in fuel surcharge revenue of $32.0 million, as well as decreased volumes, continued softness in the spot market, and weakened demands, all of which were driven by excess capacity in the industry.
LTL revenues decreased by $43.2 million, or 10.9%, to $354.7 million during the first nine months of 2016 from $397.9 million during the first nine months of 2015. LTL revenues were impacted period-over-period by a drop in fuel prices that resulted in a $14.7 million, or 28.8%, decrease in fuel surcharge revenue and a 12.3% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 4.2% increase in revenue per hundredweight excluding fuel from the prior year due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues decreased by $37.1 million, or 12.9%, to $249.8 million during the first nine months of 2016 from $286.9 million during the first nine months of 2015, primarily due to a decrease in domestic freight management business and lower volumes and rates in international freight forwarding, partially offset by an increase of $2.6 million in our warehousing and consolidation business.
Purchased Transportation Costs
Consolidated purchased transportation costs decreased by $14.3 million, or 1.4%, to $986.5 million during the first nine months of 2016 from $1,000.8 million during the first nine months of 2015.
TL purchased transportation costs increased by $44.6 million, or 8.2%, to $586.7 million during the first nine months of 2016 from $542.1 million during the first nine months of 2015, primarily due to an increase of $111.6 million in OEM ground and air expedited freight, which resulted from both organic growth and through our acquisition of Stagecoach. These increases were offset by decreases in volumes and weakened demand, as well as increased use of employee drivers, which are reported in other operating expenses.
LTL purchased transportation costs decreased by $30.0 million, or 10.9%, to $245.6 million during the first nine months of 2016 from $275.6 million during the first nine months of 2015. The decreases were consistent with the decreases in revenue, excluding fuel surcharge, and primarily the result of weakened freight demand. Excluding fuel surcharges, our average linehaul cost per mile remained steady at $1.25 during both the first nine months of 2016 and 2015.
Global Solutions purchased transportation costs decreased by $34.3 million, or 16.9%, to $168.9 million during the first nine months of 2016 from $203.2 million during the first nine months of 2015. The decreases were primarily due to the lower volumes and market rates in our international freight forwarding and domestic freight management business.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $19.9 million, or 4.9%, to $427.9 million during the first nine months of 2016 from $408.0 million during the first nine months of 2015.
Within our TL business, other operating expenses increased by $23.6 million, or 10.1%, to $256.7 million during the first nine months of 2016 from $233.1 million during the first nine months of 2015, primarily as a result of our acquisition of Stagecoach, which accounted for $16.8 million of the increase, increased insurance and claims expense of $2.9 million, and increased employee costs of $10.3 million in the OEM group. These costs were partially offset by a gain of $4.9 million on the sale of a non-core business, as well as the gain on sale of assets of $0.6 million at one of our operating companies as a result of the reduction and consolidation of that operation due to a major decline in volume from a significant customer.
Within our LTL business, other operating expenses increased by $1.8 million, or 1.7%, to $102.7 million during the first nine months of 2016 from $100.9 million during the first nine months of 2015, primarily due to increased tractor lease and maintenance expense of $0.7 million and increased building and maintenance expense of $1.2 million.

Within our Global Solutions business, other operating expenses decreased $1.0 million, or 1.7%, to $55.6 million during the first nine months of 2016 from $56.6 million during the first nine months of 2015.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses decreased to $12.9 million during the first nine months of 2016 from $17.4 million during the first nine months of 2015, primarily due to the $5.0 million charge that we recorded in connection with the termination of certain IC lease purchase guarantee programs in 2015.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $28.8 million during the first nine months of 2016 from $22.9 million during the first nine months of 2015, reflecting increases in property, plant, and equipment attributable to increased capital expenditures in prior years associated with growth and productivity. Depreciation and amortization within our TL business increased to $20.6 million during the first nine months of 2016 from $15.6 million during the first nine months of 2015. Within our LTL business, depreciation and amortization increased to $3.1 million during the first nine months of 2016 from $2.4 million during the first nine months of 2015. Within our Global Solutions business, depreciation and amortization increased to $3.9 million during the first nine months of 2016 from $3.8 million during the first nine months of 2015. Corporate depreciation and amortization increased to $1.2 million during the first nine months of 2016 from $1.0 million during the first nine months of 2015.
Operating Income
Consolidated operating income was $38.1 million during the first nine months of 2016 compared with $72.4 million during the first nine months of 2015.
Within our TL business, operating income decreased by $21.0 million, or 43.4%, to $27.5 million during the first nine months of 2016 from $48.5 million during the first nine months of 2015, primarily as a result of the margin reductions in our OEM ground and air expedite business due to excess capacity in both modes and the lack of supply chain disruptions, as well as the factors above. Operating income in our TL business for the first nine months of 2016 includes downsizing costs of $5.9 million from the reduction and consolidation of certain specific operations due to a major decline in volume from a significant customer and a gain of $4.9 million on the sale of a non-core business.
Within our LTL business, operating income decreased by $15.7 million, or 82.6%, to $3.3 million during the first nine months of 2016 from $19.0 million during the first nine months of 2015, primarily as a result of the factors above. Operating income in our LTL business for the first nine months of 2016 includes $2.2 million of downsizing costs associated with reducing the number of long haul employee drivers and trucks in favor of more cost effective purchase power and ICs.
Within our Global Solutions business, operating income decreased $2.0 million, or 8.2%, to $21.4 million during the first nine months of 2016 from $23.4 million during the first nine months of 2015.
Interest Expense
Interest expense increased to $17.3 million during the first nine months of 2016 from $13.9 million during the first nine months of 2015, primarily as a result of the increased bank and LIBOR rates year-over-year.
Income Tax
Income tax provision was $8.1 million during the first nine months of 2016 compared to $22.6 million during the first nine months of 2015. The effective tax rate was 38.7% during both the first nine months of 2016 and the first nine months of 2015. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income Available to Common Stockholders
Net income available to common stockholders was $12.8 million during the first nine months of 2016 compared to $35.9 million during the first nine months of 2015.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and proceeds from the sale of our common stock. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, finance capital expenditures, and execute our acquisition strategy. As of September 30, 2016, we had $4.9 million in cash and cash equivalents, $149.3 million of availability under our credit facility, and $219.5 million in working capital, net of cash of $4.9 million.
Although we can provide no assurances, we believe that amounts available under our revolving credit facility, available cash and cash equivalents, and cash flow from operations should be adequate to finance working capital, planned capital expenditures and loan repayment obligations for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing as we continue to execute our business strategy.
Our credit facility consists of a $300.0 million term loan and a revolving credit facility up to a maximum aggregate amount of $250.0 million (as reduced from $300.0 million pursuant to the Waiver discussed below), of which up to $10.0 million may be used for Swing Line Loans (as defined in the credit agreement) and up to $40.0 million may be used for letters of credit. The credit facility matures on July 9, 2019.
Advances under our credit facility bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.50%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.50%.
Our credit agreement contains certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. On June 17, 2016, we entered into a Consent, Waiver, and First Amendment (the "Amendment") to the credit agreement. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the Amendment, the required maximum cash flow leverage ratio was 4.00 to 1.0 for the four quarters ended September 30, 2016, and then decreases to 3.75 to 1.0 for the four quarters ending December 31, 2016, 3.50 to 1.0 for the four quarters ending March 31, 2017, 3.25 to 1.0 for the four quarters ending June 30, 2017, and finally to 3.00 to 1.0 for all periods thereafter. As modified by the Amendment, the minimum fixed charge coverage ratio was 1.15 to 1.0 for the four quarters ended September 30, 2016 and December 30, 2016 and increases to 1.25 to 1.0 for all periods thereafter.
As described in Note 5, we were not in compliance with our cash flow leverage ratio as of September 30, 2016 and obtained a waiver from U.S. Bank and the other lenders. We believe it is probable that we will not be in compliance with our cash flow leverage ratio as of December 31, 2016. As a result, we have classified our long-term debt as current in the accompanying condensed consolidated balance sheet as of September 30, 2016. We believe that although the debt under the credit agreement is classified as current in the accompanying condensed consolidated balance sheet as of September 30, 2016, timely repayments will be made under the existing amortization schedule and the debt maturity reclassification will have little immediate effect on our liquidity.
As described above, we believe it is probable that we will not be in compliance with our cash flow leverage ratio as of December 31, 2016. Although we can provide no assurance, management expects to work with our lenders to modify the current financial covenants. If we default under the terms of our credit agreement and fail to obtain appropriate amendments to or waivers under the credit agreement, our borrowings against the credit agreement could be immediately declared due and payable. If we fail to pay the amount due, the lenders could proceed against the collateral by which our loans are secured, our borrowing capacity may be limited, or the credit agreement could be terminated. If acceleration of outstanding borrowings occurs or if the credit agreement is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our credit agreement could have a material adverse effect on our liquidity and financial condition. See the section titled “Risk Factors - Our senior credit facility contains financial and other restrictive covenants with which we may be unable to comply. A default under these financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$47,519	$42,462
Investing activities	(14,878)	(70,257)
Financing activities	(36,437)	25,521
Net change in cash and cash equivalents	$(3,796)	$(2,274)
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $12.8 million net income and the $47.5 million cash provided by operating activities during the nine months ended September 30, 2016 was primarily attributable to a $48.3 million increase in accounts payable, $30.8 million of depreciation and amortization, $1.7 million of share-based compensation, $1.4 million of provision for bad debts, $1.2 million increase in accrued expenses and other liabilities, $0.9 million of deferred tax provision, and $0.5 million of other miscellaneous adjustments to operating activities, primarily offset by a $39.6 million increase in our accounts receivable, a $4.9 million gain on the sale of a non-core business, a $4.1 million increase in our prepaid expenses and other assets, and $1.5 million of gain on the disposal of buildings and equipment.
Cash Flows from Investing Activities
Cash used in investing activities was $14.9 million during the nine months ended September 30, 2016, which reflects $21.9 million of capital expenditures used to support our operations. These capital expenditures were offset by the proceeds from the sale of buildings and equipment of $6.0 million and the proceeds of the sale of a non-core business of $1.0 million.
Cash Flows from Financing Activities
Cash used in financing activities was $36.4 million during the nine months ended September 30, 2016, which primarily reflects net reduction of borrowings of $30.0 million, the reduction of a capital lease obligation of $4.2 million, debt issuance costs of $0.7 million, $0.8 million of payments of contingent earnouts, and $0.7 million of other miscellaneous reductions.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
We evaluate goodwill and intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach, the first of which is to compare the estimated fair value at each of its reporting units to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. We have four reporting units for our three operating segments: TL, LTL, Global Solutions, and Warehousing & Consolidation, which is consolidated into our Global Solutions operating segment.
For purposes of the impairment analysis, the fair value of our reporting units is estimated based upon an average of the market approach and the income approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates and growth rates, among others. The determination of fair value requires considerable judgment and is highly sensitive to changes in the underlying assumptions. Throughout the year we may update our assumptions used in the calculation of the fair value of each reporting unit. Changes to our forecasts or the discount rate and/or growth rate assumptions based on current market conditions could affect the fair value of the reporting units and result in an indication of impairment for one or more of our reporting units.
We conduct our annual goodwill impairment analysis for each of our four reporting units as of July 1 of each year. As a result of the first step of our annual goodwill impairment analysis as of July 1, 2016, we determined that the fair value of the TL, Global Solutions, and Warehousing & Consolidation reporting units exceeded their respective carrying values by 10.0%, 5.3%, and 1.3%, respectively; thus no impairment was indicated for these reporting units. However, we determined the fair value of the

LTL reporting unit was less than its carrying value, indicating that the reporting unit's $197.3 million of goodwill, or a portion thereof, could be impaired. Therefore, we are required to perform the second step of the goodwill impairment analysis for our LTL reporting unit to measure the amount of goodwill impairment. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, a non-cash goodwill impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount. Given the timing and complexities involved in completing this analysis, we have not yet completed step two of our goodwill impairment analysis for our LTL reporting unit. At this time, we are unable to provide a reasonable estimate for the non-cash goodwill impairment loss. We expect to complete step two of our goodwill impairment analysis for our LTL reporting unit during the fourth quarter of 2016. Any such non-cash goodwill impairment loss may be material to our results of operations, but would have no impact on our liquidity, credit agreement or compliance with the existing debt agreements.

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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $300.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $281.5 million as of September 30, 2016, a 1.0% increase in the borrowing rate would increase our annual interest expense by $5.8 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective, with reasonable assurance, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain liability insurance coverage for claims in excess of $1,000,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We believe we have adequate insurance to cover losses in excess of the deductible amount. As of September 30, 2016 and December 31, 2015, we had reserves for estimated uninsured losses of $5.8 million and $7.2 million, respectively.
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
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, other than the risk factor titled “Our total assets include goodwill and intangibles. If we determine that these items have become impaired in the future, our earnings could be adversely affected,” which is amended and restated in its entirety below.
Our total assets include goodwill and intangibles. We have determined our LTL reporting unit’s goodwill could be impaired and are conducting the second step of the goodwill impairment analysis to determine the amount of goodwill impairment. Any such goodwill impairment may be material to our results of operations. Further, if we determine that our goodwill and intangible assets in our other reporting units have become impaired in the future, our results of operations could be adversely affected.
As of September 30, 2016, we had recorded goodwill of $694.3 million and other intangible assets, net of accumulated amortization, of $70.3 million. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill and other intangible assets are evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill are performed as of July 1.
As a result of the first step of our annual goodwill impairment analysis as of July 1, 2016, we determined that the fair value of the TL, Global Solutions, and Warehousing & Consolidation reporting units exceeded their respective carrying values by 10.0%, 5.3%, and 1.3%, respectively; thus no impairment was indicated for these reporting units. However, we determined the fair value of the LTL reporting unit was less than its carrying value, indicating that the reporting unit's $197.3 million of goodwill, or a portion thereof, could be impaired. Therefore, we are required to perform the second step of the goodwill impairment analysis for our LTL reporting unit to measure the amount of goodwill impairment. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, a non-cash goodwill impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount. Given the timing and complexities involved in completing this analysis, we have not yet completed step two of our goodwill impairment analysis for our LTL reporting unit. At this time, we are unable to provide a reasonable estimate for the non-cash goodwill impairment loss. We expect to complete step two of our goodwill impairment analysis for our LTL reporting unit during the fourth quarter of 2016. Any such non-cash goodwill impairment loss may be material to our results of operations.
In addition, throughout the year we may update our assumptions used in the calculation of the fair value of each reporting unit. Changes to our forecasts or the discount rate and/or growth rate assumptions based on current market conditions could affect the fair value of the reporting units and result in an indication of impairment for one or more of our reporting units. If we determine that our goodwill and intangible assets in any reporting units have become impaired in the future, our results of operations could be adversely affected.

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

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: November 14, 2016	By:	/s/ Mark A. DiBlasi
Mark A. DiBlasi
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Peter R. Armbruster
Peter R. Armbruster
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)