Form 10-K/A
period 2015-12-31
Roadrunner Transportation Systems, Inc.
filed 2018-01-30
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
Commission File Number 001-34734

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2454942
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1431 Opus Place, Suite 530 Downers Grove, Illinois	60515
(Address of Principal Executive Offices)	(Zip Code)
(414) 615-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $728.9 million based on the closing price of such stock as reported on The New York Stock Exchange on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of January 26, 2018, there were outstanding 38,423,391 shares of the registrant’s Common Stock, par value $.01 per share.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A where indicated. Such Proxy Statement was filed with the Securities and Exchange Commission on April 6, 2016.

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) to amend our Annual Report on Form
10-K for the year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 1, 2016 (the “Original Form 10-K”). The purpose of this Amendment is to restate our previously issued consolidated financial statements and related financial information in the Original Form 10-K. This Form 10-K/A also revises our previous conclusion with respect to the effectiveness of our internal control over financial reporting.
Restatement Background
In November 2016, we commenced an internal investigation into certain accounting discrepancies at our Morgan Southern and Bruenger operating companies. Subsequently, an independent internal investigation was undertaken by the Audit Committee of our Board of Directors (the “Audit Committee”), with assistance from outside counsel and outside consultants to provide forensic and investigative support (the “Audit Committee Investigation”). The expanded Audit Committee Investigation included detailed reviews of financial records at other operating companies and at our corporate headquarters. The Audit Committee Investigation identified material accounting errors that impacted substantially all financial statement line items and disclosures.
On January 27, 2017, the Audit Committee, as a result of the information obtained in connection with the ongoing internal investigation and after considering the recommendation of management, determined that previously issued (1) consolidated financial statements as of December 31, 2015 and 2014 and for the three years in the period ended December 31, 2015; (2) unaudited condensed consolidated financial statements for the quarterly periods in the years ended December 31, 2015 and 2014; and (3) the unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2016, June 30, 2016, and September 30, 2016, should no longer be relied upon due to the identification of material accounting errors.
Based on the Audit Committee Investigation, current management determined that there were deficiencies in the design and/or execution of internal controls that constituted material weaknesses. Current management determined that structural and environmental factors, including the increased size and complexity arising from the acquisition of 25 non-public companies between February 2011 and September 2015, the inconsistency of our accounting systems, policies and procedures, and management override of internal controls contributed to the material weaknesses and resulting material accounting errors. Our internal controls failed to prevent or were overridden by management in certain instances to allow recording accounting entries without appropriate support, recording accounting entries that were inconsistent with information known by management at the time, not communicating relevant information within our organization and, in some cases, withholding information from our independent directors, our Audit Committee, and our independent auditors, which resulted in material accounting errors.
As a result of these errors, we have restated the audited consolidated financial statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015. We have also revised the unaudited results of operations data for each of the quarters presented in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the effects of the restatement.
Other Amended Filings
In addition to this Form 10-K/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016 (the “Forms 10-Q/A”) to restate our previously issued condensed consolidated financial statements and related financial information presented therein and to revise our previous conclusion with respect to the effectiveness of our disclosure controls and procedures.
Internal Control Consideration
Management has determined that the material accounting errors resulted from deficiencies in our internal control over financial reporting that constitute material weaknesses, as described in more detail in Part II, Item 9A. “Controls and Procedures”.
Items Amended in this Form 10-K/A
For the convenience of the reader, this Form 10-K/A amends and restates the Original Form 10-K in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-K. This Form 10-K/A speaks as of the date of the Original Form 10-K and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-K other than those associated with the restatement of our consolidated financial statements. Additionally, we have updated certain disclosures with respect to the change in segments and change in accounting for debt issuance costs, which were adopted retrospectively effective January 1, 2016. The following items in the Original Form 10-K have been amended as a result of, and to reflect, the restatement, the change in segments, and the change in accounting for debt issuance costs:
•Part I. Item 1. “Business”
•Part I. Item 1A. “Risk Factors”
•Part I. Item 3. “Legal Proceedings”
•Part II. Item 6. “Selected Financial Data”
•Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations”
•Part II. Item 8. “Financial Statements and Supplementary Data”

•Part II. Item 9A. “Controls and Procedures”
•Part IV. Item 15. “Exhibits and Financial Statement Schedules”
In accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as Principal Executive Officer and Principal Financial Officer) dated as of the filing date of this Form 10-K/A.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K/A

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Form 10-K/A are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our current reasonable expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors including, but not limited to, those described in the section entitled “Risk Factors” included in this Form 10-K/A. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K/A. Except as required by law, we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Form 10-K/A or future quarterly reports, press releases or company statements will not be realized. In addition, the inclusion of any statement in this Form 10-K/A does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Form 10-K/A.
Unless otherwise indicated, information contained in this Form 10-K/A concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. This information includes a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Form 10-K/A. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.
Unless otherwise indicated or unless the context requires otherwise, all references in this document to “RRTS,” “our company,” “we,” “us,” “our,” and similar names refer to Roadrunner Transportation Systems, Inc. and, where appropriate, its subsidiaries.
“Roadrunner Transportation Systems,” our logo, and other trade names, trademarks, and service marks of Roadrunner Transportation Systems appearing in this Form 10-K/A are the property of Roadrunner Transportation Systems. Other trade names, trademarks, and service marks appearing in this Form 10-K/A are the property of their respective holders.

PART I

ITEM 1.	BUSINESS
Overview
We are a leading asset-light transportation and logistics service provider offering a comprehensive suite of global supply chain solutions, including truckload logistics (“TL”), customized and expedited less-than-truckload (“LTL”), intermodal solutions (transporting a shipment by more than one mode, primarily via rail and truck), freight consolidation, inventory management, expedited services, air freight, international freight forwarding, customs brokerage, and transportation management solutions. We utilize a broad third-party network of transportation providers, comprised of independent contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end-market focus and annual freight expenditures. Purchased power providers are unrelated asset-based over-the-road transportation companies that provide us with freight capacity under non-exclusive contractual arrangements. Although we service large national accounts, we primarily focus on small to mid-size shippers, which we believe represent an expansive and underserved market.
We have three segments:
Truckload Logistics. Within our TL business, we arrange the pickup and delivery of truckload, intermodal, and ground and air expedited freight through our network of 49 TL service centers, 24 company dispatch offices, and over 100 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated foods, poultry, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and provides us with more consistent shipping volumes in any given year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 47 LTL service centers and over 180 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of a balance of competitive pricing and transit times, lower incidence of damage, and reduced fuel consumption.
Global Solutions. Within our Global Solutions business, we offer a full portfolio of domestic and international transportation and logistics solution, including access to cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our Global Solutions offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, dispatch, and freight consolidation and warehousing. Our customized Global Solutions offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our Global Solutions business also includes domestic and international air and ocean transportation services and customs brokerage.
Our Industry
Over-the-Road Freight
The over-the-road freight sector includes both private fleets (company drivers) and “for-hire” carriers (ICs and purchased power providers). According to the American Trucking Associations (“ATA”), the U.S. freight sector represented revenue of approximately $872.1 billion in 2014 and accounted for approximately 80% of domestic freight transportation spend. The ATA estimates that U.S. freight transportation will increase to over $1.5 trillion by 2026. Private fleets consist of tractors and trailers owned and operated by shippers that move their own goods and, according to the ATA, accounted for revenue of approximately $324.6 billion in 2014. For-hire carriers transport TL and LTL freight belonging to others and, according to the ATA, accounted for revenue of approximately $375.8 billion in 2014.
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

Third-Party Logistics
Third-party logistics (“3PL”) providers offer transportation management solutions and distribution services, including the movement and storage of freight and the assembly of inventory. The U.S. 3PL sector revenue increased from approximately $76.9 billion in 2003 to approximately $157.2 billion in 2014 (and experienced growth each year during such period other than from 2008 to 2009), according to Armstrong & Associates, Inc., a leading supply chain market research firm. In addition, only 10.9% of logistics expenditures by U.S. businesses were outsourced in 2014, according to Armstrong & Associates. We believe that the market penetration of 3PL providers will expand in the future as companies increasingly redirect their resources to core competencies and outsource their transportation and logistics requirements as they realize the cost-effectiveness of 3PL providers.
Factors Important to Our Business
Our success principally depends on our ability to generate revenues through our network of sales personnel, proprietary bid technology, and independent brokerage agents and to deliver freight in all modes safely, on time, and cost-effectively through a suite of solutions tailored to the needs of each customer. Customer shipping demand, over-the-road freight tonnage levels, events leading to expedited shipping requirements, and equipment capacity ultimately drive increases or decreases in our revenues. Our ability to operate profitably and generate cash is also impacted by purchased transportation costs, personnel and related benefits, fuel costs, pricing dynamics, customer mix, and our ability to manage costs effectively.
Agent Network and Sales Personnel.  In our TL business, we arrange the pickup and delivery of freight either through our growing sales force of over 200 dispatchers in 24 offices or through our network of over 100 independent brokerage agents. Brokerage agents complement our network of dispatch offices by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, brokerage agents typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for other costs associated with running their operations.
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
Gain New Customers. We continue to expand our customer base, and we will continue to pursue increased market share in the TL, LTL, and Global Solutions markets. Our expansive geographic reach, increased with our 2015 acquisition of Stagecoach Cartage and Distribution LP (“Stagecoach”) and our 2014 acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero, and broad service offering provides us with the ability to add new customers seeking “one-stop” and expedited transportation and logistics solutions. We also believe the pool of potential new customers will grow as the benefits of third-party transportation management solutions continue to be embraced.
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

Truckload Logistics
We are a leading TL business operation in North America in terms of revenue. We provide a comprehensive range of TL solutions for our customers by leveraging our broad base of third-party carriers who operate temperature-controlled, dry van, and/or flatbed capacity. Although we specialize in the transport of refrigerated foods, poultry, and beverages, we also provide a variety of TL transportation solutions for dry goods ranging from paper products to steel, as well as flatbed service for larger industrial load requirements. Our intermodal capabilities include drayage, which is the transport of freight between ocean ports or rail ramps and shipping docks. Our 2015 acquisition of Stagecoach and our 2014 acquisitions of Rich Logistics, ISI, and Active Aero expanded our presence in the TL market and expedited service offerings for our customers with time critical transportation needs. Expedited offerings include ground and air services. We arrange the pickup and delivery of TL freight through our 49 TL service centers, 24 company dispatch offices (operated by our employees), or through our network of over 100 independent brokerage agents. Our dispatch offices and brokerage agents are located throughout the United States and Canada.
Company Dispatchers and Inside Sales. We have over 200 company brokers, whom we refer to as dispatchers that not only engage in the routing and selection of our transportation providers, but also supplement our growing internal TL sales force. Inside sales personnel and company dispatchers are responsible for managing existing customer relationships and generating new customer relationships. Because the performance of these individuals is essential to our success, we offer attractive incentive-based compensation packages that we believe keep our dispatchers and sales force motivated, focused, and service-oriented.
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
Key aspects of our LTL service offering include the following:

•
Pickup. In order to stay as close as possible to our customers, we prefer to handle customer pickups whenever cost-effective. We generally pick up freight within 150 miles of one of our service centers, primarily utilizing local ICs. Although we generally do not own the tractors or other powered transportation equipment used to transport our customers’ freight, we own or lease trailers for use in local city pickup and delivery. In 2015, we picked up approximately 79% of our customers’ LTL shipments. The remainder was handled by agents with whom we generally have long-standing relationships.

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

•
Linehaul. Linehaul is the longest leg of the LTL shipment process. In dispatching a load, a linehaul coordinator at one of our service centers uses our technology system to optimize cost-efficiency and service by assigning the load to the appropriate IC, company driver, or purchased power. In 2015, approximately 36% of our linehaul shipments were handled by over 600 dedicated LTL ICs. As industry-wide freight capacity tightens, we believe our recruitment and retention efforts will allow us to increase IC utilization in order to maintain service and cost stability.

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

Global Solutions
Our Global Solutions offering is designed to provide comprehensive or à la carte 3PL services and domestic and international transportation and container management, and freight consolidation and warehousing. We provide the necessary operational expertise, information technology capabilities, and relationships with third-party transportation providers to meet the unique needs of our customers. For customers that require the most comprehensive service plans, we complement their internal logistics and transportation management personnel and operations, enabling them to redirect resources to core competencies, reduce internal transportation management personnel costs, and, in many cases, achieve substantial annual freight savings. Key aspects of our Global Solutions capabilities include the following:

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

•
International Freight Forwarding. We provide comprehensive air and ocean freight forwarding solutions. For customers requiring ocean freight solutions, we provide full-container-load, less-than-container-load, charters, bulk, refrigerated service or other unique solutions based on our customers' requirements. For customers requiring air freight solutions, we provide express service, temperature control, monitored door-to-door service, consolidated services or aircraft charters, and onboard couriers. We are well-versed in the many technical aspects of government regulations, state and commerce department licensing requirements, foreign government forms, transportation documents, and international collection and banking procedures. We are an authorized International Air Transport Association (“IATA”) agent and also an Indirect Air Carrier authorized by the Transportation Security Administration (“TSA”). Some of our locations are also authorized cargo screening locations.

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

•
Freight Consolidation and Warehousing. We have 2.5 million square feet of warehousing space strategically located throughout the United States, which includes temperature controlled areas and food-grade sections. We provide access to our state-of-the-art warehouse management system, which provides customers with complete inventory visibility and a robust tool for inventory management.

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
Capacity
We offer scalable capacity and reliable service to our extensive customer base in North America through a diverse third-party network of transportation providers and company drivers. Our various transportation modes include TL, LTL intermodal, and domestic and international air. No single carrier accounted for more than 2% of our 2015 purchased transportation costs. We ensure that each carrier is properly licensed and we regularly monitor each carrier's capacity, reliability, and pricing trends. Enhanced visibility provided by our technology systems allows us to leverage the competitive dynamics within our network to renegotiate freight rates and provide our customers with more cost-effective transportation solutions while enhancing our operating margins.
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
Company Drivers. We employ over 1,400 drivers across our businesses.
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
Sales and Marketing
In addition to over 100 independent brokerage agents and over 200 dispatchers, we currently market and sell our transportation and logistics solutions through sales personnel located throughout the United States and Canada. We are focused on actively expanding our sales force to new geographic markets where we lack a strong presence. Our objective is to leverage our collective, national sales force to sell our full suite of transportation services. We believe this will allow us to capture a greater share of a shipper’s annual transportation and logistics expenditures.
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
Our LTL operation utilizes a combination of web-based systems and customized software applications. Additionally, we make use of electronic data interchange (“EDI”) to allow our service centers to communicate electronically with our carriers’ and customers’ internal systems. We offer our EDI-capable customers a paperless process, including document imaging and shipment tracking and tracing.

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
Regulation
The federal government substantially deregulated the provision of ground transportation and logistics services via the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization Act of 1994, and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although states have the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls imposed by the U.S. Department of Transportation (“DOT”) and its agencies, such as the Federal Motor Carrier Safety Administration (“FMCSA”). Motor carrier, freight forwarding, and freight brokerage operations are subject to safety, insurance, and bonding requirements prescribed by the DOT and various state agencies. Any air freight business is subject to commercial standards set forth by the IATA and federal regulations issued by the TSA.
We are also subject to the Compliance, Safety, and Accountability Program (“CSA”), which is the FMCSA safety program designed to improve large truck and bus safety and ultimately reduce crashes. CSA is an enforcement and compliance model that involves assessments of a motor carrier's on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety performance in the following categories: unsafe driving; hours-of-service compliance; driver fitness; controlled substances/alcohol; vehicle maintenance; hazardous material compliance; and crash indicator. The evaluations are then used by the FMCSA to select carriers for audit and other interventions.
As part of our acquisition of Active Aero, we acquired USA Jet Airlines (“USA Jet”), which holds certificates of public convenience and necessity issued by the DOT pursuant to 49 U.S.C. § 41102 and an air carrier certificate granted by the Federal Aviation Administration (“FAA”) pursuant to Part 119 of the federal aviation regulations. The DOT, the FAA, and the U.S. Department of Homeland Security (“DHS”), through the TSA, have regulatory authority over USA Jet’s air transportation services. The Federal Aviation Act of 1958, as amended, is the statutory basis for DOT and the FAA authority and the Aviation and Transportation Security Act of 2001, as amended, is the basis for TSA aviation security authority.
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
The international freight forwarding and customs brokerage services provided by our Global Solutions business are regulated by a variety of regulatory agencies and bodies including, but not limited to: the U.S. Federal Maritime Commission (“FMC”), the Bureau of Customs and Border Protection (“CBP”) and the TSA within the DHS (customs brokerage and security issues); the IATA; the DOT; the U.S. Food and Drug Administration (“FDA”); the U.S. Department of Agriculture (“USDA”); the U.S. Fish and Wildlife Service (“FWS”); the Bureau of Alcohol, Tobacco Products and Firearms (“BATF”); the U.S. Census Bureau; and other agencies or world governing bodies regulating international trade and compliance. Regulations and requirements must be strictly adhered to and can change periodically. Additionally, our Global Solutions business manages customer activities in numerous countries. As such, there may be risk associated with sudden fluctuations in currency, changes in economic policy, political unrest, changes to tariffs and trade policies/restrictions that are all outside of our control. Compliance with these changes may have a material impact on our operations and may increase our costs to service our customers.
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
Financial Information About Segments
See Note 14 “Segment Reporting” to the consolidated financial statements in this Form 10-K/A for financial information about our segments.
Available Information
Our principal executive offices are currently located at 1431 Opus Place, Suite 530, Downers Grove, Illinois 60515, and our telephone number is (414) 615-1500. Prior to May 2017, our corporate headquarters was in Cudahy, Wisconsin. Our website address is www.rrts.com. The information on our website is not incorporated by reference into this Form 10-K/A or in any other report or document we file with the Securities and Exchange Commission (“SEC”).
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
You should carefully consider the risk factors set forth below as well as the other information contained in this Form 10-K/A, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could adversely affect our financial position, results of operations, and cash flows.
As described in the section entitled “Explanatory Note” and in Note 15 “Restatement of Previously Issued Financial Statements” to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K/A, we have restated our previously issued consolidated financial statements for the fiscal years ended December 31, 2015, 2014, and 2013, as well as each of the quarters in the years ended December 31, 2015 and 2014. We have also revised our unaudited selected financial data for the fiscal years ended December 31, 2012 and 2011, as summarized in Item 6. “Selected Financial and Operating Data.” The restatement has been time-consuming and expensive and could expose us to a number of additional risks that could adversely affect our financial position, results of operations, and cash flows.
In particular, subsequent to 2016, we have incurred significant expense, including audit, legal, consulting, and other professional fees, as well as fees related to amendments to our sixth amended and restated credit agreement, in connection with the restatement of our previously issued consolidated financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have taken a number of steps, including both adding internal personnel and hiring outside consultants, and intend to continue to take appropriate and reasonable steps to strengthen our accounting function and reduce the risk of additional misstatements in our financial statements. For more details about our remediation plan, see Item 9A. “Controls and Procedures.” To the extent these steps are not successful, we may have to incur additional time and expense. Our management’s attention has also been, and may further be, diverted from the operation of our business in connection with the restatement and ongoing remediation of material weaknesses in our internal controls.
We are also subject to claims, investigations, and proceedings arising out of the errors in our previously issued financial statements, including securities class action litigation, derivative lawsuits, and government agency investigations.
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company, and the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Management is also responsible for reporting on the effectiveness of internal control over financial reporting.
We did not maintain an effective control environment based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) our commitment to integrity and ethical values, (ii) the ability of our board of directors to effectively exercise oversight of the development and performance of internal control, as a result of failure to communicate relevant information within our organization and, in some cases, withholding information, (iii) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives, (iv) our commitment to attract, develop, and retain competent individuals, and (v) holding individuals accountable for their internal control related responsibilities. As disclosed in the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” these material weaknesses resulted in material accounting errors.
We did not maintain an effective control environment to enable the identification and mitigation of risks of material accounting errors based on the contributing factors to material weakness in the control environment, including:

•
The tone from former executive management was insufficient to create the proper environment for effective internal control over financial reporting and to ensure that (i) there were adequate processes for oversight, (ii) there was accountability for the performance of internal control over financial reporting responsibilities, (iii) identified issues and concerns were raised to appropriate levels within our organization, (iv) corrective activities were appropriately applied, prioritized, and implemented in a timely manner, and (v) relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditors.

•
In certain operating companies and at our corporate headquarters there were inconsistent accounting systems, policies, and procedures. Additionally, in certain locations we did not attract, develop, and retain competent management, accounting, financial reporting, internal audit, and information systems personnel or resources to ensure that internal control responsibilities were performed and that information systems were aligned with internal control objectives.

•
Our oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate in preventing or detecting material accounting errors, or omissions due to inadequate information and, in certain instances, management override of internal controls, including recording improper accounting entries, recording accounting entries that were inconsistent with information known by management at the time, not communicating relevant information within our organization and, in some cases, withholding information from our independent directors, our Audit Committee, and our independent auditors.

Additionally, we have identified control deficiencies that constituted material weaknesses in the principles associated with the risk assessment, control activities, information and communication and monitoring activities components of the COSO framework. Refer to Item 9A. “Controls and Procedures” of this Form 10-K/A for more information.
As a result of such material weaknesses, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are actively engaged in developing and implementing a remediation plan designed to address these material weaknesses, but our remediation efforts are not complete and are ongoing. Although we are working to remedy the ineffectiveness of our internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented, or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional amendments or waivers under these financing arrangements, which could adversely impact our liquidity and financial condition. Further and continued determinations that there are material weaknesses in the effectiveness of our internal control over financial reporting could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.
Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or material misstatements in our consolidated financial statements. Any new misstatement could result in a further restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing, or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. We cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting.
Further, we may be the subject of negative publicity focusing on the restatement of our previously issued financial results and related matters, and may be adversely impacted by negative reactions from our stockholders, creditors, or others with which we do business. This negative publicity may impact our ability to attract and retain customers, employees, drivers, and vendors. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.
The restatement of our previously issued financial results has resulted in private litigation, derivative lawsuits, and government agency investigations and could result in additional litigation, government agency investigations, and enforcement actions.
Following our press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin on behalf of a class of persons who acquired our common stock between May 8, 2014 and January 30, 2017, inclusive. The Complaints allege that we, Mark A. DiBlasi, and Peter R. Armbruster violated Section 10(b) of the Exchange Act, and Messrs. DiBlasi and Armbruster violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding our internal control over financial reporting and our financial statements. The Complaints seek certification as a class action, compensatory damages, and attorney’s fees and costs. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation, and appointed Public Employees’ Retirement System as lead plaintiff. Counsel for lead plaintiff has advised us of their intent to file a consolidated Amended Complaint after we issue our restated financial statements.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on our behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III,

Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden. Count I of the Complaint alleges the Director Defendants breached their fiduciary duties by “knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions,” and seeks unspecified damages. Count II of the Complaint alleges the Officer Defendants DiBlasi, Armbruster, and van Helden received substantial performance-based compensation and bonuses for fiscal year 2014 that should be disgorged. The action has been stayed by agreement pending a decision on an anticipated motion to dismiss the Amended Complaint to be filed in the securities class action described above.
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on our behalf and class action claims in the United States District Court for the Eastern District of Wisconsin (Case No. 17-cv-00893-PP) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, Brian van Helden, Scott Dobak, and Ralph Kittle. Count I of the Complaint alleges the Individual Defendants other than Armbruster, Dobak, Evans, Kittle, and van Helden, violated Section 14(a) of the Exchange Act by making false and misleading statements in proxies concerning our financial statements and internal controls. Count II of the Complaint alleges: (i) all the Individual Defendants breached their fiduciary duties of good faith, candor, and loyalty by creating a culture of lawlessness; (ii) the Officer Defendants knew, were reckless, or were grossly negligent in not knowing that we lacked effective internal controls and our financial statements were inaccurate; (iii) the Director Defendants other than Dobak and Kittle breached their duty of loyalty by recklessly permitting the improper statements concerning our internal controls and financial statements; (iv) the Director Defendants other than Dobak and Kittle breached their fiduciary duty and committed the ultra vires act of appointing the interlocking director defendant Dobak to the Board in violation of Section 8 of the Clayton Act; and (v) the Audit Committee Defendants breached their fiduciary duty of loyalty by approving the statements concerning our internal controls and financial statements. Count III of the Complaint alleges all the Individual Defendants wasted corporate assets by: (i) spending hundreds of millions of dollars to purchase various companies in connection with our alleged reckless growth-through-acquisition strategy; (ii) forcing us to have to defend ourselves in the securities fraud lawsuits; and (iii) paying improper compensation and bonuses to certain of our executive officers and directors who breached their fiduciary duty. Count IV of the Complaint alleges all the Individual Defendants were unjustly enriched as a result of the compensation and director remuneration they received while breaching their fiduciary duties. Count V of the Complaint alleges a direct claim against our current directors based on our failure to hold an annual meeting of stockholders by June 18, 2017 (13 months after our previous annual meeting of stockholders). The Complaint seeks judgment awarding unspecified damages, directing us to make certain corporate governance changes, awarding restitution, ordering disgorgement, directing us to hold our annual meeting of stockholders, and directing the Board to remove Dobak from the Board. On September 29, 2017, all the Defendants filed a motion to dismiss the Complaint. The motion is being held in abeyance pending our filing of our restated consolidated financial statements.
On December 22, 2017, Chester County Employees Retirement Fund filed a Complaint alleging derivative claims on our behalf in the United States District Court for the Eastern District of Wisconsin (Case No. 2:17-cv-01788-NJ) against the same defendants as those named in the Kent action. The allegations are substantially the same as those in the Kent Complaint.
In addition, subsequent to our announcement that certain previously filed financial statements should not be relied upon, we were contacted by the SEC, FINRA, and the Department of Justice. The Department of Justice and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. We have received formal requests for documents and other information. We are cooperating fully with all of these agencies.
We cannot predict the outcome of these matters, or whether any other actions or proceedings will be filed against us in the future, and the cost of defending such actions or proceedings could be material. Furthermore, defending such actions or proceedings could divert our management and key personnel from our business operations. If we are found liable in any actions or proceedings, we may have to pay substantial damages or change the way we conduct our business, either of which may have a material adverse effect on our business, operating results, financial condition, and prospects. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our business and reputation and cause the price of our securities to decline.
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
Through our subsidiaries, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, air carrier, indirect air carrier, ocean transportation intermediary, non-vessel operating common carrier, freight forwarder, and ocean freight forwarder. We also are subject to regulations and requirements promulgated by, among others, the DOT, FMCSA, DHS, CBP, TSA, FMC, IATA, FDA, USDA, FWS, BATF and various other international, domestic, state, and local agencies and port authorities. Our failure to maintain our required licenses, or to comply with applicable regulations, could materially and adversely affect our business, results of operations, or financial condition. See the section entitled “Regulation” in Item 1 of this Form 10-K/A for more information.
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
We have had, and may have in the future, difficulties integrating acquired companies.
For acquisitions, success is also dependent upon efficiently integrating the acquired business into our existing operations. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. For example, as described in Part II, Item 9A. “Controls and Procedures” of this Form 10-K/A, based on the Audit Committee Investigation, current management determined that there were deficiencies in the design and/or execution of internal controls that constituted material weaknesses, with one of the contributing factors being the increased size and complexity of our company arising from the acquisition of 25 non-public companies between February 2011 and September 2015. The possible difficulties of integration include, among others: retention of customers and key employees; unanticipated issues in the assimilation and consolidation of information, communications, and other systems; inefficiencies and difficulties that arise because of unfamiliarity with potentially new geographic areas and new assets and the businesses associated with them; consolidation of corporate and administrative infrastructures; the diversion of management's attention from ongoing business concerns; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses, and liabilities. The diversion of management's attention from our current operations to the acquired operations and any difficulties encountered in combining operations has prevented us, and could in the future prevent us, from realizing the full benefits anticipated to result from the acquisitions and has adversely impacted, and could in the future adversely impact, our results of operations and financial condition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.
We have not successfully managed, and may not in the future manage, our growth.
We intend to continue to grow rapidly and substantially, including by expanding our internal resources, making acquisitions, and entering into new markets. We have experienced, and may in the future experience, difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, change in revenue and business models, and entering into new geographic areas. For example, as described in Part II, Item 9A. “Controls and Procedures” of this Form 10-K/A, based on the Audit Committee Investigation, current management determined that there were deficiencies in the design and/or execution of internal controls that constituted material weaknesses, with one of the contributing factors being the increased size and complexity of our company arising from the acquisition of 25 non-public companies between February 2011 and September 2015.
Our growth has placed, and will in the future place, a significant strain on our management and our operational and financial resources. We will need to continually improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train, and manage our employee base. Our working capital needs will increase substantially as our operations grow. Failure to manage growth effectively, or obtain necessary working capital, has in the past had, and could in the future have, a material adverse effect on our business, results of operations, financial position, and cash flows.
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
As of December 31, 2015, we had indebtedness of $439.4 million offset by $6.6 million of debt issuance cost. We may incur additional indebtedness in the future, including any additional borrowings available under our senior credit facility. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business as well as general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us under our senior credit facility or otherwise in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition, and ability to maintain or expand our business may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity.
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
The transportation industry is subject to seasonal sales fluctuations as shipments are generally lower during and after the winter holiday season. The productivity of our carriers historically decreases during the winter season because companies have the tendency to reduce their shipments during that time and inclement weather can impede operations. At the same time, our operating expenses could increase because harsh weather can lead to increased accident frequency rates and increased claims, as well as reduced commodity production (i.e. poultry, beef, fruit, produce). These commodities and other products we transport are also subject to disease, crop failure, reduction in production quantities or adjustments to automotive model changeovers. Any of the fluctuations could have an adverse effect on revenues. If we were to experience lower-than-expected revenue during any such period, our expenses may not be offset, which could have an adverse impact on our results of operations.
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
Our Global Solutions business derives a portion of its revenues from inventory management, the loss of which could have a negative impact on our financial condition, results of operations, and cash flows.
A portion of our Global Solutions business is involved with inventory and freight management for customers whose products are shipped to a limited number of big box retailers. Should these big box retailers change their supply chain practices and direct our customers to deliver product via another source, such change could have a negative impact on our Global Solutions business.
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
As of December 31, 2015, we had recorded goodwill of $682.8 million and other intangible assets, net of accumulated amortization, of $75.7 million. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill and other intangible assets are evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill are performed as of July 1.
Subsequent to our annual impairment analysis as of July 1, 2015, a decline in revenues during the quarter ended September 30, 2015 resulted in a triggering event that required us to perform an interim goodwill impairment analysis of all reporting units as of September 30, 2015. We completed our interim impairment analysis and determined no impairment had occurred, as each reporting unit's calculated fair value exceeded the carrying value. As a result, there is no goodwill impairment for any of the periods presented in our consolidated financial statements included in this Form 10-K/A.
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
The price of our common stock on the New York Stock Exchange (“NYSE”) constantly changes. We expect that the market price of our common stock will continue to fluctuate. Our share price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

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
The New York Stock Exchange could commence procedures to delist our common stock, in the event we do not timely file all required periodic reports with the SEC, in which case the market price of our shares might decline and become more volatile and our stockholders’ ability to trade in our stock could be adversely affected.
As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2016 with the SEC, as previously disclosed, on April 4, 2017 we received a notice from the New York Stock Exchange (the “NYSE”) informing us that we were not in compliance with the NYSE’s continued listing requirements under the timely filing criteria set forth in Section 802.01E of the NYSE Listed Company Manual and that we were subject to the procedures set forth in the NYSE’s listing standards related to late filings. Under the NYSE rules, we were provided with six months from April 4, 2017 to file the delinquent 2016 Annual Report on Form 10-K. In the event that we did not file the delinquent 2016 Annual Report on Form 10-K and the required 2017 Quarterly Reports on Form 10-Q by the end of that six-month period, we could receive up to an additional six-month extension at the discretion of the NYSE. On October 5, 2017, the NYSE granted us an extension to December 15, 2017 to file our delinquent 2016 Annual Report on Form 10-K and the required 2017 Quarterly Reports on Form 10-Q. On December 18, 2017, the NYSE granted us an extension to April 4, 2018 to file our delinquent 2016 Annual Report on Form 10-K and the required 2017 Quarterly Reports on Form 10-Q. While we are filing this Form 10-K/A and concurrently filing the Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016 and our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 have not been filed and we remain subject to the procedures set forth in the NYSE’s listing standards related to late filings and subject to the risk of delisting.
If our common stock were delisted, there could be no assurance whether or when it would again be listed for trading on NYSE or any other exchange. Further, the market price of our shares might decline and become more volatile, and our stockholders may find that their ability to trade in our stock would be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, perhaps very promptly, which could have a further adverse effect on the price of our stock.
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
Prior to May 2017, our corporate, TL, LTL, and Global Solutions headquarters, where senior management resides, was located in Cudahy, Wisconsin, where we lease 28,824 square feet of space under a lease that expires in 2020. The primary functions performed at this location are accounting, treasury, marketing, human resources, linehaul support, claims, safety, and information technology support.
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
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We are self-insured up to $1,000,000 for workers compensation claims. We maintain liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We believe we have adequate insurance to cover losses in excess of the deductible amount. As of December 31, 2015 and 2014, we had reserves for estimated uninsured losses for auto liability, cargo, and workers compensation of $25.9 million and $18.9 million, respectively.
In addition to the legal proceedings described above we are a defendant in five purported class-action lawsuits in California alleging violations of various California labor laws and one purported class-action lawsuit in Illinois alleging violations of the Illinois Wage Payment and Collection Act. The plaintiffs in each of these lawsuits seek to recover unspecified monetary damages and other items. In addition, the California Division of Labor Standards and Enforcement has brought administrative actions against us on behalf of seven individuals alleging that we violated California labor laws. Given the early stage of all of the proceedings described in this paragraph, we are not able to assess with certainty the outcome of these proceedings or the amount or range of potential damages or future payments associated with these proceedings at this time. We believe we have meritorious defenses to these actions and intend to defend these proceedings vigorously. However, any legal proceeding is subject to inherent uncertainties, and we cannot assure that the expenses associated with defending these actions or their resolution will not have a material adverse effect on our business, operating results, or financial condition.
Following our press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin on behalf of a class of persons who acquired our common stock between May 8, 2014 and January 30, 2017, inclusive. The Complaints allege that we, Mark A. DiBlasi, and Peter R. Armbruster violated Section 10(b) of the Exchange Act, and Messrs. DiBlasi and Armbruster violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding our internal control over financial reporting and our financial statements. The Complaints seek certification as a class action, compensatory damages, and attorney’s fees and costs. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation, and appointed Public Employees’ Retirement System as lead plaintiff. Counsel for lead plaintiff has advised us of their intent to file a consolidated Amended Complaint after we issue our restated financial statements.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on our behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden. Count I of the Complaint alleges the Director Defendants breached their fiduciary duties by “knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions,” and seeks unspecified damages. Count II of the Complaint alleges the Officer Defendants DiBlasi, Armbruster, and van Helden received substantial performance-based compensation and bonuses for fiscal year 2014 that should be disgorged. The action has been stayed by agreement pending a decision on an anticipated motion to dismiss the Amended Complaint to be filed in the securities class action described above.
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on our behalf and class action claims in the United States District Court for the Eastern District of Wisconsin (Case No. 17-cv-00893-PP) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, Brian van Helden, Scott Dobak, and Ralph Kittle. Count I of the Complaint alleges the Individual Defendants other than Armbruster, Dobak, Evans, Kittle, and van Helden, violated Section 14(a) of the Exchange Act by making false and misleading statements in proxies concerning our financial statements and internal controls. Count II of the Complaint alleges: (i) all the Individual Defendants breached their fiduciary duties of good faith, candor, and loyalty by creating a culture of lawlessness; (ii) the Officer Defendants knew, were reckless, or were grossly negligent in not knowing that we lacked effective internal controls and our financial statements were inaccurate; (iii) the Director Defendants other than Dobak and Kittle breached their duty of loyalty by recklessly permitting the improper statements concerning our internal controls and financial statements; (iv) the Director Defendants other than Dobak and Kittle breached their fiduciary duty and committed the ultra vires act of appointing the interlocking director defendant Dobak to the Board in violation of Section 8 of the Clayton Act; and (v) the Audit Committee Defendants breached their fiduciary duty of loyalty by approving the statements concerning our internal controls and financial statements. Count III of the Complaint alleges all the Individual Defendants wasted corporate assets by: (i) spending hundreds of millions of dollars to purchase various companies in connection with our alleged reckless growth-through-acquisition strategy; (ii) forcing us to have to defend ourselves in the securities fraud lawsuits; and (iii) paying improper compensation and bonuses to certain of our executive officers and directors who breached their fiduciary duty. Count IV of the Complaint alleges all the Individual Defendants were unjustly enriched as a result of the compensation and director remuneration they received while breaching their fiduciary duties. Count V of the Complaint alleges a direct claim against our current directors based on our failure to hold an annual meeting of stockholders by June 18, 2017 (13 months after our previous annual meeting of stockholders). The Complaint seeks judgment awarding unspecified damages, directing us to make certain corporate governance changes, awarding restitution, ordering disgorgement, directing us to hold our annual meeting of stockholders, and directing the Board to remove Dobak from the Board. On September 29, 2017, all the Defendants filed a motion to dismiss the complaint. The motion is being held in abeyance pending our filing of our restated consolidated financial statements.
On December 22, 2017, Chester County Employees Retirement Fund filed a Complaint alleging derivative claims on our behalf in the United States District Court for the Eastern District of Wisconsin (Case No. 2:17-cv-01788-NJ) against the same defendants as those named in the Kent action. The allegations are substantially the same as those in the Kent Complaint.
In addition, subsequent to our announcement that certain previously filed financial statements should not be relied upon, we were contacted by the SEC, FINRA, and the Department of Justice. The Department of Justice and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. We have received formal requests for documents and other information. We are cooperating fully with all of these agencies.

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
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12 in Part III of this Form 10-K/A.
Performance Graph
The following line graph compares cumulative total shareholder returns for the period from December 31, 2010 through December 31, 2015 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Transportation Index. The graph assumes an investment of $100 on December 31, 2010. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Transportation Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graph shall not be deemed to be incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

*	$100 invested on December 31, 2010 in stock or in index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following presents selected financial data, as revised, for each fiscal year in the five-year period ended December 31, 2015. Our past operating results are not necessarily indicative of our future operating results as the consolidated statement of operations includes the results of operations of our acquired companies since the date of their acquisition. The selected financial data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes contained elsewhere in this Form 10-K/A, including Note 3 “Acquisitions” thereto.
We have derived the consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our restated audited consolidated financial statements included in Part II. Item 8. “Financial Statements and Supplementary Data” of this Form 10-K/A. Similarly, the consolidated statement of operations data and other data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012, and 2011 have been revised for the effects of the restatement; however, such periods are no longer subject to audit. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements and related notes included elsewhere in this Form 10-K/A.

CONSOLIDATED STATEMENT OF OPERATIONS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013	2012	2011
	As Revised (1)	As Revised (1)	As Revised (1)	As Revised (2)	As Revised (2)
Revenues	$1,992,166	$1,872,470	$1,361,410	$1,073,354	$843,627
Purchased transportation costs	1,310,396	1,294,724	944,275	753,459	620,343
Personnel and related benefits	263,254	213,661	151,935	120,366	87,446
Other operating expenses	323,955	271,210	170,053	128,763	90,848
Depreciation and amortization	31,626	24,254	15,444	9,064	4,755
Acquisition transaction expenses	564	2,305	851	773	1,368
Operating income	62,371	66,316	78,852	60,929	38,867
Interest on debt	19,439	13,363	7,883	7,981	4,135
Dividends on preferred stock subject to mandatory redemption	—	—	—	49	200
Income before provision for income taxes	42,932	52,953	70,969	52,899	34,532
Provision for income taxes	17,312	20,243	25,049	21,204	14,974
Net income	25,620	32,710	45,920	31,695	19,558
Net income	$25,620	$32,710	$45,920	$31,695	$19,558
Earnings per share:
Basic	$0.67	$0.86	$1.27	$1.02	$0.64
Diluted	$0.65	$0.83	$1.21	$0.98	$0.62
Weighted average common stock outstanding:
Basic	38,179	37,852	36,133	31,040	30,432
Diluted	39,180	39,259	37,913	32,425	31,545
(1) See Note 15 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements in this Form 10-K/A.

(2) Selected financial data has been revised for the effects of the restatement; however, such periods are no longer subject to audit. The effects of the restatement were as follows:

	Year Ended December 31,
	2012			2011
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues	$1,073,354	$—	$1,073,354	$843,627	$—	$843,627
Purchased transportation costs	753,459	—	753,459	620,343	—	620,343
Personnel and related benefits	119,955	411	120,366	87,178	268	87,446
Other operating expenses	120,718	8,045	128,763	83,625	7,223	90,848
Depreciation and amortization	9,499	(435)	9,064	4,978	(223)	4,755
Acquisition transaction expenses	773	—	773	1,368	—	1,368
Operating income	68,950	(8,021)	60,929	46,135	(7,268)	38,867
Interest on long-term debt	7,981	—	7,981	4,135	—	4,135
Dividends on preferred stock subject to mandatory redemption	49	—	49	200	—	200
Income before provision for income taxes	60,920	(8,021)	52,899	41,800	(7,268)	34,532
Provision for income taxes	23,390	(2,186)	21,204	15,929	(955)	14,974
Net income	$37,530	$(5,835)	$31,695	$25,871	$(6,313)	$19,558
Earnings per share:
Basic	$1.21		$1.02	$0.85		$0.64
Diluted	$1.16		$0.98	$0.82		$0.62
Weighted average common stock outstanding:
Basic	31,040		31,040	30,432		30,432
Diluted	32,425		32,425	31,545		31,545

CONSOLIDATED BALANCE SHEET DATA
(In thousands)

	December 31,
	2015	2014	2013	2012	2011
	As Revised (1)	As Revised (1)	As Revised (2)	As Revised (2)	As Revised (2)
Total assets (3)	$1,307,753	$1,250,638	$859,492	$688,041	$535,018
Adjusted working capital(4)	153,626	155,950	98,256	71,058	51,526
Total debt (including current maturities) (3)	432,830	423,945	187,165	155,992	132,043
Capital lease obligation	12,464	1,730	1,934	2,145	1,365
Series A preferred stock subject to mandatory redemption	—	—	—	—	5,000
Total stockholders’ investment	556,439	524,287	485,141	379,931	289,640
(1) See Note 15 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements in this Form 10-K/A.

(2) Selected financial data has been revised for the effects of the restatement; however, such periods are no longer subject to audit. The effects of the restatement were as follows:

	December 31,
	2013			2012			2011
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Total assets (3)	$871,880	$(12,388)	$859,492	$700,808	$(12,767)	$688,041	$543,718	$(8,700)	$535,018
Adjusted working capital (4)	102,110	(3,854)	98,256	64,097	6,961	71,058	42,845	8,681	51,526
Total debt (including current maturities) (3)	192,640	(5,475)	187,165	161,500	(5,508)	155,992	136,500	(4,457)	132,043
Capital lease obligation	1,058	876	1,934	1,138	1,007	2,145	1,365	—	1,365
Series A preferred stock subject to mandatory redemption	—	—	—	—	—	—	5,000	—	5,000
Total stockholders’ investment	500,365	(15,224)	485,141	392,079	(12,148)	379,931	295,953	(6,313)	289,640
(3) Adjustments to total assets and debt balances include effects of reclassification of debt issuance costs resulting from the adoption of new accounting methodology as disclosed in Note 1 “Organization, Nature of Business and Significant Accounting Policies” to the consolidated financial statements in this Form 10-K/A.
(4) Adjusted working capital, calculated as current assets less current liabilities, excluding current maturities of debt and short-term capital lease obligations, is not a financial measure presented in accordance with GAAP. The following is a reconciliation of Adjusted working capital from current assets (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
	As Revised	As Revised	As Revised	As Revised	As Revised
Current assets	$346,564	$349,139	$211,115	$160,330	$128,094
Less: Current liabilities	630,918	617,367	124,001	106,483	90,795
Plus: Short-term capital lease obligation	5,150	233	204	211	227
Plus: Current maturities of debt	432,830	423,945	10,938	17,000	14,000
Adjusted working capital	$153,626	$155,950	$98,256	$71,058	$51,526

OTHER DATA
(In thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
	As Revised	As Revised	As Revised	As Revised (2)	As Revised (2)
EBITDA(3)	$93,997	$90,570	$94,296	$69,993	$43,622
Adjusted EBITDA (3)	$93,566	$91,103	$85,356	$70,652	$44,146
Net cash provided by operating activities (1)	68,214	37,228	33,644	34,879	32,190
Net cash used in investing activities (1)	(76,671)	(265,842)	(124,894)	(101,742)	(139,556)
Net cash provided by financing activities (1)	5,578	233,985	84,780	75,456	109,685
(1) See Note 15 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements in this Form 10-K/A.
(2) Selected financial data has been revised for the effects of the restatement. The effects of the restatement were as follows:

	Year Ended December 31,
	2015			2014			2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
EBITDA (3)	$128,996	$(34,999)	$93,997	$120,764	$(30,194)	$90,570	$101,674	$(7,378)	$94,296
Net cash provided by operating activities	73,362	(5,147)	68,215	40,630	(3,402)	37,228	36,123	(2,479)	33,644
Net cash used in investing activities	(81,544)	4,872	(76,672)	(268,844)	3,002	(265,842)	(127,073)	2,179	(124,894)
Net cash provided by financing activities	5,501	77	5,578	234,121	(136)	233,985	84,480	300	84,780

	2012			2011
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
EBITDA (3)	$78,449	$(8,456)	$69,993	$51,113	$(7,491)	$43,622
Net cash provided by operating activities	36,723	(1,844)	34,879	33,164	(974)	32,190
Net cash used in investing activities	(103,607)	1,865	(101,742)	(140,530)	974	(139,556)
Net cash provided by financing activities	75,477	(21)	75,456	109,685	—	109,685
(3) EBITDA represents earnings before interest, taxes, depreciation, and amortization. We use Adjusted EBITDA, which excludes impairment and other non-cash gains and losses, adjustments to contingent purchase obligations, and share-based compensation expenses, as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe Adjusted EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of EBITDA and Adjusted EBITDA eliminates the effects of financing, income taxes, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. EBITDA and Adjusted EBITDA are not financial measures presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although our management uses Adjusted EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our results of operations under GAAP. See the consolidated statements of operations included in our consolidated financial statements included elsewhere in this Form 10-K/A.
The following is a reconciliation of EBITDA and Adjusted EBITDA from net income (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
	As Revised	As Revised	As Revised	As Revised	As Revised
Net income	$25,620	$32,710	$45,920	$31,695	$19,558
Plus: Total interest expense	19,439	13,363	7,883	8,030	4,335
Plus: Provision for income taxes	17,312	20,243	25,049	21,204	14,974
Plus: Depreciation and amortization	31,626	24,254	15,444	9,064	4,755
EBITDA	$93,997	$90,570	$94,296	$69,993	$43,622
Plus: Adjustments to contingent purchase obligations	(2,931)	(1,722)	(10,443)	—	—
Plus: Share-based compensation expense	2,500	2,255	1,503	659	524
Adjusted EBITDA	$93,566	$91,103	$85,356	$70,652	$44,146

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis has been revised for the effects of the restatement disclosed in Note 15 “Restatement of Previously Issued Financial Statements” in Part II. Item 8. “Financial Statements and Supplementary Data” of this Form 10-K/A. You should read the following discussion and analysis in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes contained in Part II. Item 8. “Financial Statements and Supplementary Data” of this Form 10-K/A. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. “Risk Factors.”
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
We have three segments:
Truckload Logistics. Within our TL business, we arrange the pickup and delivery of truckload, intermodal, and ground and air expedited freight through our network of 49 TL service centers, 24 company dispatch offices, and over 100 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated foods, poultry, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and provides us with more consistent shipping volumes in any given year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and into Mexico, Puerto Rico, and Canada. With a network of 47 LTL service centers and over 180 third-party delivery agents, we employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of a balance of competitive pricing and transit times, lower incidence of damage, and reduced fuel consumption.
Global Solutions. Within our Global Solutions business, we offer a full portfolio domestic and international transportation and logistics solution, including access to cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our Global Solutions offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, dispatch, and freight consolidation and warehousing. Our customized Global Solutions offering is designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our Global Solutions business also includes domestic and international air and ocean transportation services and customs brokerage.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Application of the accounting policies described below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The following is a brief discussion of our critical accounting policies and estimates.

Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is tested for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach that begins with an estimation of the fair value at the “reporting unit” level. We have four reporting units for our three segments. We have one reporting unit for our LTL segment, one reporting unit for our TL segment, and two reporting units for our Global Solutions segment, as this is the lowest level for which discrete financial information is prepared and regularly reviewed by segment management. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.
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
Revenue Recognition
TL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; delivery has occurred; our obligation to fulfill a transaction is complete; and collection of revenue is reasonably assured. This occurs when we complete the delivery of a shipment or the service has been fulfilled.
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
Global Solutions revenue is recorded when the shipment has been delivered by a third-party carrier. Fees for services revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, our obligation to fulfill a transaction is complete and collection of revenue is reasonably assured. We offer volume discounts to certain customers. Revenue is reduced as discounts are earned. In some instances, we perform multiple services. Typically separate fees are quoted and recognized as revenue when services are rendered. Occasionally, customers request an all-inclusive “door-to-door” fee for a set of services and revenue is allocated to each element of the service package and recognized as each service is completed.
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

Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, Global Solutions, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and Global Solutions segments is expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and Global Solutions segments is expressed as a percentage of segment revenues. Total statement of operations and corporate and eliminations data is expressed as a percentage of consolidated revenues. In 2016, we realigned two of our operating companies into different segments and retrospectively adjusted prior periods for comparability. The change in segments did not have any impact on the consolidated financial statements, but segment data for 2015, 2014, and 2013 has been revised to retrospectively reflect the change in segments.

	Year Ended December 31,
	2015		2014		2013
	(Dollars in thousands)
Revenues:
TL	$1,128,390	56.6%	$943,055	50.4%	$587,371	43.1%
LTL	515,328	25.9%	577,175	30.8%	558,971	41.1%
Global Solutions	377,137	18.9%	367,423	19.6%	224,831	16.5%
Eliminations	(28,689)	(1.4)%	(15,183)	(0.8)%	(9,763)	(0.7)%
Total	1,992,166	100.0%	1,872,470	100.0%	1,361,410	100.0%
Purchased transportation costs:
TL	716,518	63.5%	631,932	67.0%	411,937	70.1%
LTL	357,124	69.3%	421,556	73.0%	400,299	71.6%
Global Solutions	265,443	70.4%	256,419	69.8%	141,802	63.1%
Eliminations	(28,689)	(1.4)%	(15,183)	(0.8)%	(9,763)	(0.7)%
Total	1,310,396	65.8%	1,294,724	69.1%	944,275	69.4%
Other operating expenses (1):
TL	340,568	30.2%	253,651	26.9%	134,874	23.0%
LTL	139,965	27.2%	134,726	23.3%	121,441	21.7%
Global Solutions	78,523	20.8%	79,894	21.7%	54,464	24.2%
Corporate	28,717	1.4%	18,905	1.0%	12,060	0.9%
Total	587,773	29.5%	487,176	26.0%	322,839	23.7%
Depreciation and amortization:
TL	22,587	2.0%	15,285	1.6%	9,074	1.5%
LTL	2,801	0.5%	2,964	0.5%	3,009	0.5%
Global Solutions	4,903	1.3%	4,868	1.3%	3,115	1.4%
Corporate	1,335	0.1%	1,137	0.1%	246	—%
Total	31,626	1.6%	24,254	1.3%	15,444	1.1%
Operating income:
TL	48,717	4.3%	42,187	4.5%	31,486	5.4%
LTL	15,438	3.0%	17,929	3.1%	34,222	6.1%
Global Solutions	28,268	7.5%	26,242	7.1%	25,450	11.3%
Corporate	(30,052)	(1.5)%	(20,042)	(1.1)%	(12,306)	(0.9)%
Total	62,371	3.1%	66,316	3.5%	78,852	5.8%
Total interest expense	19,439	1.0%	13,363	0.7%	7,883	0.6%
Income before provision for income taxes	42,932	2.2%	52,953	2.8%	70,969	5.2%
Provision for income taxes	17,312	0.9%	20,243	1.1%	25,049	1.8%
Net income	$25,620	1.3%	$32,710	1.7%	$45,920	3.4%
(1) Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Consolidated revenues increased by $119.7 million, or 6.4%, to $1,992.2 million in 2015 from $1,872.5 million in 2014, primarily as a result of the companies we acquired in 2014 and 2015, which were offset by a decrease in fuel surcharge revenues and volume.
TL revenues increased by $185.3 million, or 19.7%, to $1,128.4 million in 2015 from $943.1 million in 2014, primarily as a result of our acquisitions of Rich Logistics, ISI, Active Aero, and Stagecoach, which had incremental revenues of $216.6 million. The increase associated with the acquisitions was primarily offset by the decrease in fuel surcharge revenues.
LTL revenues decreased by $61.9 million, or 10.7%, to $515.3 million in 2015 from $577.2 million in 2014. LTL revenues were impacted year-over-year by a drop in fuel prices that resulted in a $35.7 million, or 35.7%, decrease in fuel surcharge revenue and a 13.5% decrease in LTL tonnage, primarily due to weak freight demand and changes in freight mix. These decreases were partially offset by a 10.1% increase in revenue per hundredweight, excluding fuel surcharges, primarily driven by improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues increased by $9.7 million, or 2.6%, to $377.1 million in 2015 from $367.4 million in 2014. This growth was primarily driven by our 2014 acquisition of Unitrans, which increased $14.2 million from the prior year. The increase at Unitrans was offset by a decrease in volume at other Global Solutions companies.
Purchased Transportation Costs
Purchased transportation costs increased by $15.7 million, or 1.2%, to $1,310.4 million in 2015 from $1,294.7 million in 2014. Purchased transportation costs as a percent of revenue decreased to 65.8% in 2015 from 69.1% in 2014.
TL purchased transportation costs increased by $84.6 million, or 13.4%, to $716.5 million in 2015 from $631.9 million in 2014, primarily as a result of our acquisitions of Rich Logistics, ISI, and Active Aero, which had incremental purchased transportation costs of $137.5 million. This increase was offset by decreases in our other business primarily related to the lower revenues at our other operating companies. TL purchased transportation costs as a percentage of TL revenues decreased to 63.5% in 2015 from 67.0% in 2014, primarily due to higher use of employee drivers at recently acquired companies, which are reported in other operating expenses.
LTL purchased transportation costs decreased by $64.5 million, or 15.3%, to $357.1 million in 2015 from $421.6 million in 2014, and decreased as a percentage of LTL revenues to 69.3% in 2015 from 73.0% in 2014. Excluding fuel surcharges, our average linehaul cost per mile decreased to $1.25 in 2015 from $1.28 in 2014.
Global Solutions purchased transportation costs increased by $9.0 million, or 3.5%, to $265.4 million in 2015 from $256.4 million in 2014, and increased as a percentage of Global Solutions revenues to 70.4% in 2015 from 69.8% in 2014. The increase was primarily due to our 2014 acquisition of Unitrans, which had increased purchased transportation costs of $9.2 million.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our consolidated statements of operations, increased by $100.6 million, or 20.6%, to $587.8 million in 2015 from $487.2 million in 2014.
Within our TL business, other operating expenses increased by $86.9 million, or 34.3%, to $340.6 million in 2015 from $253.7 million in 2014, primarily as a result of our acquisitions of Rich Logistics, ISI, Active Aero, and Stagecoach, which accounted for incremental costs of $60.3 million. Additionally, we incurred increased leased equipment and maintenance costs of $7.0 million primarily due to the declining quality and performance of lease purchase units, and increased insurance claims expense of $5.4 million primarily due to an increase in severe accidents in the latter half of 2015. These cost increases were offset by contingent consideration obligation adjustments related to downward changes to the operating results forecasts for certain acquisitions with contingent consideration thresholds. The value of the expected contingent purchase obligation decreased resulting in a reduction in expenses of $2.9 million in 2015 and $1.7 million in 2014. As a percentage of TL revenues, other operating expenses increased to 30.2% in 2015 from 26.9% in 2014.
Within our LTL business, other operating expenses increased by $5.3 million, or 3.9%, to $140.0 million in 2015 from $134.7 million in 2014, primarily due to increased insurance and claims expense of $4.2 million, and increased contractor receivable reserves of $0.3 million. As a percentage of LTL revenues, other operating expenses increased to 27.2% in 2015 from 23.3% in 2014.

Within our Global Solutions business, other operating expenses decreased by $1.4 million, or 1.7%, to $78.5 million in 2015 from $79.9 million in 2014, primarily due to a decrease in temporary labor costs of $2.0 million, which was partially offset by an increase in salaries and benefits of $0.5 million. As a percentage of Global Solutions revenues, other operating expenses decreased to 20.8% in 2015 from 21.7% in 2014.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses increased $9.8 million, or 51.9%, to $28.7 million in 2015 from $18.9 million in 2014, primarily as a result of the $5.0 million charge that we recorded in connection with the termination of certain IC lease purchase guarantee programs, $1.2 million of severance expenses related to the separation agreement with a former company executive officer, increased amortization of the lease purchase guarantee unit of $0.9 million related to increased number of units compared to the prior year, and increased compensation costs of $0.7 million.
Depreciation and Amortization
Depreciation and amortization increased to $31.6 million in 2015 from $24.3 million in 2014, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth, as well as increased amortization of customer relationship intangibles of $2.5 million in connection with our 2014 and 2015 acquisitions.
Operating Income
Operating income decreased by $3.9 million, or 5.9%, to $62.4 million in 2015 from $66.3 million in 2014. As a percentage of revenues, operating income decreased to 3.1% in 2015 from 3.5% in 2014.
Within our TL business, operating income increased by $6.5 million, or 15.5%, to $48.7 million in 2015 from $42.2 million in 2014. Operating income as a percentage of TL revenues decreased to 4.3% in 2015 from 4.5% in 2014.
Within our LTL business, operating income decreased by $2.5 million, or 13.9%, to $15.4 million in 2015 from $17.9 million in 2014, and decreased as a percentage of LTL revenues to 3.0% in 2015 from 3.1% in 2014.
Within our Global Solutions business, operating income increased by $2.1 million, or 7.7%, to $28.3 million in 2015 from $26.2 million in 2014, and increased as a percentage of Global Solutions revenues to 7.5% in 2015 from 7.1% in 2014.
Other operating loss that was not allocated to TL, LTL, or Global Solutions businesses increased $10.1 million, or 49.9%, to $30.1 million in 2015 from $20.0 million in 2014, primarily as a result of higher other operating expenses described above.
Interest Expense
Interest expense increased to $19.4 million in 2015 from $13.4 million in 2014, primarily as a result of the increased debt related to our 2014 acquisitions and our 2015 acquisition of Stagecoach, as well as the increased interest rate year-over-year.
Income Tax
Income tax provision was $17.3 million in 2015 compared with $20.2 million in 2014. The effective tax rate was 40.3% in 2015 compared to 38.2% in 2014. The effective tax rates were impacted by the contingent consideration adjustments in 2015 and 2014. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income
Net income was $25.6 million in 2015 compared with $32.7 million in 2014.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Consolidated revenues increased by $511.1 million, or 37.5%, to $1,872.5 million in 2014 from $1,361.4 million in 2013. Revenues increased primarily as a result of the companies we acquired in 2013 and 2014.
TL revenues increased by $355.7 million, or 60.6%, to $943.1 million in 2014 from $587.4 million in 2013. The 2013 acquisitions of Adrian Carriers, Wando Trucking, TA Drayage, G.W. Palmer, and YES Trans and the 2014 acquisitions of Rich Logistics, ISI, and Active Aero contributed $297.0 million of the revenue increase. The remaining $58.7 million of the revenue increase was driven by load growth due to the expansion of our IC network, as well as the continued increase in the utilization of our TL brokerage agent network.
LTL revenues increased by $18.2 million, or 3.3%, to $577.2 million in 2014 from $559.0 million in 2013. This reflected year-over-year LTL tonnage growth of 1.0%, driven by a 2.2% increase in the number of LTL shipments. These increases were slightly offset by a 1.2% decline in weight per shipment. Revenue per hundredweight, excluding fuel surcharges, increased 3.1% year-over-year.
Global Solutions revenues increased by $142.6 million, or 63.4%, to $367.4 million in 2014 from $224.8 million in 2013. This growth was primarily driven by the 2013 acquisition of Marisol and the 2014 acquisition of Unitrans.
Purchased Transportation Costs
Purchased transportation costs increased by $350.4 million, or 37.1%, to $1,294.7 million in 2014 from $944.3 million in 2013. Purchased transportation costs as a percent of revenue decreased to 69.1% in 2014 from 69.4% in 2013.
TL purchased transportation costs increased by $220.0 million, or 53.4%, to $631.9 million in 2014 from $411.9 million in 2013, primarily as a result of our 2013 and 2014 acquisitions, which contributed $169.2 million of the increase. The remaining increase was due to the expansion of our IC network and increased utilization of our TL brokerage agent network. TL purchased transportation costs as a percentage of TL revenues decreased to 67.0% in 2014 from 70.1% in 2013, primarily due to an increase in employee drivers which are reported in other operating expenses.
LTL purchased transportation costs increased by $21.3 million, or 5.3%, to $421.6 million in 2014 from $400.3 million in 2013, and increased as a percentage of LTL revenues to 73.0% in 2014 from 71.6% in 2013. Excluding fuel surcharges, our average linehaul cost per mile increased to $1.28 in 2014 from $1.24 in 2013. Overall, the LTL purchased transportation cost was impacted by a shift in freight mix resulting in an increase in non-metro delivery zones with higher delivery costs and an increase in purchased power rates.
Global Solutions purchased transportation costs increased by $114.6 million, or 80.8%, to $256.4 million in 2014 from $141.8 million in 2013, and increased as a percentage of Global Solutions revenue to 69.8% in 2014 from 63.1% in 2013. The increase was primarily due to the 2013 acquisition of Marisol and the 2014 acquisition of Unitrans.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our consolidated statements of operations, increased by $164.3 million, or 50.9%, to $487.2 million in 2014 from $322.8 million in 2013.
Within our TL business, other operating expenses increased by $118.8 million, or 88.1%, to $253.7 million in 2014 from $134.9 million in 2013, primarily due to the 2013 and 2014 TL acquisitions, which accounted for an aggregate of $88.8 million of the total increase and adjustments to the contingent consideration reserve related to downward changes to the operating results forecasts for certain acquisitions with contingent consideration thresholds. The value of the expected contingent consideration decreased resulting in a reduction of expenses of $1.7 million in 2014 and $6.5 million in 2013. Additionally, we incurred additional insurance and claims expenses, leased equipment expenses, and commission costs associated with the increase in revenue. As a percentage of TL revenues, other operating expenses increased to 26.9% in 2014 from 23.0% in 2013.
Within our LTL business, other operating expenses increased by $13.3 million, or 10.9%, to $134.7 million in 2014 from $121.4 million in 2013, primarily as a result of increased insurance and claims expenses, increased bad debt expense reserve against contractor receivables, and increased lease equipment expenses. Additionally, 2013 was impacted by adjustments to a contingent consideration reserve related to downward changes to the operating results forecasts for certain acquisitions with contingent consideration thresholds. The value of the expected contingent consideration decreased resulting in a benefit to expenses of $3.2 million in 2013. As a percentage of LTL revenues, other operating expenses increased to 23.3% in 2014 from 21.7% in 2013.
Within our Global Solutions business, other operating expenses increased by $25.4 million, or 46.7% to $79.9 million in 2014 from $54.5 million in 2013, primarily as a result of the 2013 acquisition of Marisol and the 2014 acquisition of Unitrans, increased bad debt expenses and increased temporary labor costs. As a percentage of Global Solutions revenues, other operating expenses decreased to 21.7% in 2014 from 24.2% in 2013.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses increased to $18.9 million in 2014 from $12.1 million in 2013, primarily due to additions to our corporate wide integrated sales team, IT costs to further develop our IT platforms, and the addition of key management personnel to execute our overall integrated growth strategy. Additionally, acquisition transaction expenses increased to $2.3 million in 2014 from $0.9 million in 2013, primarily due to the Active Aero acquisition.

Depreciation and Amortization
Depreciation and amortization increased to $24.3 million in 2014 from $15.4 million in 2013, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased customer relationship intangibles of $2.8 million in connection with our 2013 and 2014 acquisitions.
Operating Income
Operating income decreased by $12.5 million, or 15.9%, to $66.3 million in 2014 from $78.9 million in 2013. As a percentage of revenues, operating income decreased to 3.5% in 2014 from 5.8% in 2013.
Within our TL business, operating income increased by $10.7 million, or 34.0%, to $42.2 million in 2014 from $31.5 million in 2013. Operating income as a percentage of TL revenues decreased to 4.5% in 2014 from 5.4% in 2013.
Within our LTL business, operating income decreased by $16.3 million, or 47.6%, to $17.9 million in 2014 from $34.2 million in 2013, and also decreased as a percentage of LTL revenues to 3.1% in 2014 from 6.1% in 2013.
Within our Global Solutions business, operating income increased by $0.7 million, or 3.1%, to $26.2 million in 2014 from $25.5 million in 2013, and decreased as a percentage of Global Solutions revenues to 7.1% in 2014 from 11.3% in 2013.
Other operating loss that was not allocated to TL, LTL, or Global Solutions businesses increased $7.7 million, or 62.9%, to $20.0 million in 2014 from $12.3 million in 2013, primarily as a result of higher other operating expenses described above.
Interest Expense
Interest expense increased to $13.4 million in 2014 from $7.9 million in 2013, primarily as a result of increased debt resulting from our 2013 and 2014 acquisitions.
Income Tax
Income tax provision was $20.2 million in 2014 compared to $25.0 million in 2013. The effective tax rate was 38.2% in 2014 compared to 35.3% in 2013. The effective tax rates were impacted by the contingent consideration adjustments in 2014 and 2013. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income
Net income was $32.7 million in 2014 compared to $45.9 million in 2013.
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and proceeds from the sale of our common stock. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of December 31, 2015, we had $7.9 million in cash and cash equivalents and $234.3 million of availability under our revolving credit facility. As we continue to execute on our acquisition and growth strategy, additional financing may be necessary within the next 12 months.
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
Our credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. As of and during the year ended December 31, 2015, after considering the impact of restatement adjustments, we were not in compliance with the financial covenants contained in the credit agreement. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$68,214	$37,228	$33,644
Investing activities	(76,671)	(265,842)	(124,894)
Financing activities	5,578	233,985	84,780
Net change in cash and cash equivalents	$(2,879)	$5,371	$(6,470)
Cash Flows from Operating Activities
Cash provided by operating activities was $68.2 million. The difference between our $25.6 million net income and the $68.2 million cash provided by operating activities during 2015 was primarily attributable to $33.9 million of depreciation and amortization expense with the remainder primarily attributable to a net decrease in working capital accounts.
Cash Flows from Investing Activities
Cash used in investing activities was $76.7 million during 2015, which reflects $50.0 million of capital expenditures used to support our operations and $32.8 million primarily used for our acquisition of Stagecoach. These payments were partially offset by the proceeds from the sale of equipment of $6.1 million. We expect capital expenditures in fiscal 2016 to be between $15.0 million and $20.0 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $5.6 million during 2015, which primarily reflects net borrowings of $9.4 million under our credit facility, proceeds from the issuance of common stock upon the exercise of stock options of $3.8 million, and excess tax benefits on share-based compensation of $1.2 million, partially offset by the payment of contingent purchase obligations of $3.3 million, debt issuance costs of $2.8 million associated with the sixth amended and restated credit agreement, and the reduction of our capital lease obligation of $1.7 million.

Quarterly Results of Operations
The following table presents unaudited consolidated statement of operations data for each of the four quarters ended December 31, 2015 and 2014, as revised for the effects of the restatement disclosed in Note 15 “Restatement of Previously Issued Financial Statements” in Part II. Item 8. “Financial Statements and Supplementary Data” of this Form 10-K/A. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Three Months Ended March 31,
	2015			2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Total revenues	$488,970	$(136)	$488,834	$382,031	$(40)	$381,991
Net revenues (total revenues less purchased transportation costs)	160,479	978	161,457	118,012	(419)	117,593
Income before income taxes	22,193	(6,328)	15,865	16,989	(3,910)	13,079
Net income	13,604	(3,784)	9,820	10,414	(2,384)	8,030
Earnings per share:
Basic	$0.36		$0.26	$0.28		$0.21
Diluted	$0.35		$0.25	$0.27		$0.20

	Three Months Ended June 30,
	2015			2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Total revenues	$517,930	$(307)	$517,623	$460,181	$(54)	$460,127
Net revenues (total revenues less purchased transportation costs)	171,857	341	172,198	144,847	(1,728)	143,119
Income before income taxes	26,869	(9,591)	17,278	24,094	(4,588)	19,506
Net income	16,471	(5,900)	10,571	14,768	(3,105)	11,663
Earnings per share:
Basic	$0.43		$0.28	$0.39		$0.31
Diluted	$0.42		$0.27	$0.38		$0.30

	Three Months Ended September 30,
	2015			2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Total revenues	$497,173	$(409)	$496,764	$498,086	$(102)	$497,984
Net revenues (total revenues less purchased transportation costs)	170,922	1,030	171,952	150,839	124	150,963
Income before income taxes	9,446	(6,665)	2,781	21,453	(8,805)	12,648
Net income	5,791	(4,086)	1,705	14,413	(6,115)	8,298
Earnings per share:
Basic	$0.15		$0.04	$0.38		$0.22
Diluted	$0.15		$0.04	$0.37		$0.21

	Three Months Ended December 31,
	2015			2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Total revenues	$490,946	$(2,001)	$488,945	$532,518	$(150)	$532,368
Net revenues (total revenues less purchased transportation costs)	176,267	(104)	176,163	166,112	(41)	166,071
Income before income taxes	18,726	(11,718)	7,008	19,787	(12,067)	7,720
Net income	12,134	(8,610)	3,524	12,379	(7,660)	4,719
Earnings per share:
Basic	$0.32		$0.09	$0.33		$0.12
Diluted	$0.32		$0.09	$0.32		$0.12
Contractual Obligations and Commercial Commitments
The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2015 (in thousands):

	Payments Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$439,399	$439,399	$—	$—	$—
Interest expense	15,379	15,379	—	—	—
Capital leases	13,936	5,881	5,961	2,073	21
Operating leases	168,830	48,117	71,295	29,215	20,203
Total	$637,544	$508,776	$77,256	$31,288	$20,224

(1)
The contingent purchase obligation payments resulting from the acquisitions, which are included in other long-term liabilities, are not included in the above schedule due to the uncertainty of final payouts as well as the timing of those payments.

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
Reference is made to the financial statements, the notes thereto, and the report of our independent registered public accounting firm commencing at page F-1 of this Form 10-K/A, which financial statements, notes, and report are incorporated herein by reference. For the Quarterly Results of Operations, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Background
In November 2016, we commenced an internal investigation into certain accounting discrepancies at our Morgan Southern and Bruenger operating companies.  Subsequently, an independent internal investigation was undertaken by the Audit Committee of our Board of Directors (the “Audit Committee”), with assistance from outside counsel and outside consultants to provide forensic and investigative support (the “Audit Committee Investigation”). The expanded Audit Committee Investigation included detailed reviews of financial records at other operating companies and at our corporate headquarters.  The Audit Committee Investigation identified material accounting errors that impacted substantially all financial statement line items and disclosures.
Based on the Audit Committee Investigation, current management determined that there were deficiencies in the design and/or execution of internal controls that constituted material weaknesses. Current management determined that structural and environmental factors, including the increased size and complexity arising from the acquisition of 25 non-public companies between February 2011 and September 2015, the inconsistency of our accounting systems, policies and procedures, and management override of internal controls contributed to the material weaknesses and resulting material accounting errors. Our internal controls failed to prevent or were overridden by management in certain instances to allow recording accounting entries without appropriate support, recording accounting entries that were inconsistent with information known by management at the time, not communicating relevant information within our organization and, in some cases, withholding information from our independent directors, our Audit Committee, and our independent auditors, which resulted in material accounting errors.
Restatement of Previously Issued Financial Statements
On January 27, 2017, our Audit Committee, as a result of the information obtained in connection with the ongoing internal investigation and after considering the recommendation of management, determined that previously issued (1) consolidated financial statements as of December 31, 2015 and 2014 and for the three years in the period ended December 31, 2015; (2) unaudited condensed consolidated financial statements for the quarterly periods in the years ended December 31, 2015 and 2014; and (3) the unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2016, June 30, 2016, and September 30, 2016, should no longer be relied upon due to the identification of material accounting errors. The restated consolidated financial statements for 2015, 2014, and 2013 are included in this Form 10-K/A.
Evaluation of Disclosure Controls and Procedures
Management maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”), to allow for timely decisions regarding required disclosure.
In connection with the Original Form 10-K, our prior CEO and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of December 31, 2015 (the “Evaluation Date”). In connection with the Audit Committee Investigation and management’s review of financial records, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our current CEO (who is also currently serving as our Principal Financial Officer and Principal Accounting Officer). As a result of this evaluation, our current CEO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses in internal control over financial reporting described below.
Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements and unaudited interim financial information included in this Form 10-K/A fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented based on a number of factors including, but not limited to, (a) the completion of the Audit Committee Investigation and substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b) internal reviews that identified material accounting errors, which in turn led to the restatement of previously issued financial statements, and (c) the commencement of certain remediation actions, as discussed further below.
Management's Report on Internal Control Over Financial Reporting (Revised)
Management, including our CEO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
In the Original Form 10-K, our management included Management's Annual Report on Internal Control over Financial Reporting therein, which expressed a conclusion that our internal control over financial reporting was effective as of the Evaluation Date. Subsequent to the Original Form 10-K, in connection with the Audit Committee Investigation and management’s review of financial records, management, with the assistance of internal audit personnel and outside consultants, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. We excluded Stagecoach Cartage and Distribution LP from our assessment of our internal control over financial reporting, which was acquired on July 28, 2015 and whose financial statements constituted 6.2% and 3.4% of net and total assets, respectively, and 0.9% and 5.3% of revenues and net income, respectively, of the consolidated financial statements as of and for the year ended December 31, 2015. Accordingly, our assessment did not include the internal control over financial reporting at Stagecoach Cartage and Distribution LP. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of the Evaluation Date.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Control Environment
We did not maintain an effective control environment based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) our commitment to integrity and ethical values, (ii) the ability of our board of directors to effectively exercise oversight of the development and performance of internal control, as a result of failure to communicate relevant information within our organization and, in some cases, withholding information, (iii) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives, (iv) our commitment to attract, develop, and retain competent individuals, and (v) holding individuals accountable for their internal control related responsibilities. As disclosed in the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, these material weaknesses resulted in material accounting errors.
We did not maintain an effective control environment to enable the identification and mitigation of risks of material accounting errors based on the contributing factors to material weakness in the control environment, including:

•
The tone from former executive management was insufficient to create the proper environment for effective internal control over financial reporting and to ensure that (i) there were adequate processes for oversight, (ii) there was accountability for the performance of internal control over financial reporting responsibilities, (iii) identified issues and concerns were raised to appropriate levels within our organization, (iv) corrective activities were appropriately applied, prioritized, and implemented in a timely manner, and (v) relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditors.

•
In certain operating companies and at our corporate headquarters there were inconsistent accounting systems, policies and procedures. Additionally, in certain locations we did not attract, develop, and retain competent management, accounting, financial reporting, internal audit, and information systems personnel or resources to ensure that internal control responsibilities were performed and that information systems were aligned with internal control objectives.

•
Our oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate in preventing or detecting material accounting errors, or omissions due to inadequate information and, in certain instances, management override of internal controls, including recording improper accounting entries, recording accounting entries that were inconsistent with information known by management at the time, not communicating relevant information within our organization and, in some cases, withholding information from our independent directors, our Audit Committee, and our independent auditors.

Risk Assessment
We did not design and implement an effective risk assessment based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the risk assessment component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) contemplating fraud risks, and (iv) identifying and assessing changes in the business that could impact our system of internal controls.
Control Activities
We did not design and implement effective control activities based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

Deficiencies in control activities contributed to material accounting errors or the potential for there to have been material accounting errors in substantially all financial statements account balances and disclosures.
Information and Communication
We did not generate and provide quality information and communication based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control, and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.
Monitoring Activities
We did not design and implement effective monitoring activities based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the monitoring component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.
The following were contributing factors to the material weaknesses in monitoring activities:

•
Internal audit staffing levels were insufficient to keep pace with the size and complexity of our business structure and organization, which limited our ability to effectively monitor internal controls.

•	Failure to effectively communicate relevant information and internal control deficiencies to our Audit Committee for appropriate oversight, monitoring and enforcement of corrective action.

•	Not communicating relevant information within our organization and, in some cases, withholding information from our independent directors, our Audit Committee, and our independent auditors.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015. Deloitte & Touche LLP's opinion, as stated in their report which appears on page 47 of this Form 10-K/A, is consistent with management's report on internal control over financial reporting (revised) as set forth above.
Changes in Internal Control Over Financial Reporting
Except for the identification of the material weaknesses described above, there were no changes during the year ended December 31, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan and Status
Our remediation efforts are ongoing and we will continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2018 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The following remediation activities highlight our commitment to remediating our identified material weaknesses:
Control Environment
We have undertaken steps to address material weaknesses in the control environment. Executive management team changes including our CEO, President and Chief Operating Officer, General Counsel and Chief Compliance Officer, Chief Financial Officer,

Vice President and Corporate Controller, Vice President Finance and Treasurer, Chief Information Officer, and the Chief Audit Executive, are committed to implementing and maintaining an effective control environment that will drive a high level of ethical standards and integrity over internal control over financial reporting. Our Audit Committee, our recently formed Executive Committee of the Board of Directors, and management have emphasized and continue to emphasize the importance of internal control over financial reporting, as well as the integrity of our financial statements. Our new executive management team has enhanced compliance with ethical standards by, among other things, updating our code of conduct and whistleblower policies, and improving communication practices among employees with internal control over financial reporting responsibilities as follows:

•
Executive management has taken, and will continue to take, steps to ensure a proper, consistent tone is communicated throughout our organization, with distinct emphasis on the expectation that previously identified control deficiencies will be remediated through the implementation of uniform accounting and internal control policies and procedures with the proper oversight that promotes strict compliance with GAAP and regulatory requirements. We have established an Ethics Committee responsible for reviewing compliance matters. Clear and transparent communication with respect to compliance and ethical values continue to emphasize our commitment to ethics and compliance.

•
Since August 2016, we have hired new finance team members with the appropriate experience, certifications, education, and training for key financial reporting and accounting positions. The addition of skilled personnel will allow us to select and develop appropriate policies, procedures, and controls to strengthen our control environment. Additionally, executive management has reassigned trusted, experienced financial reporting and accounting personnel to areas within our company that will benefit most from their expertise.

•
Executive management will continue to evaluate the resources required to right-size our accounting and financial reporting, internal audit, and information technology functions. They will also continue to evaluate the effectiveness of these personnel and appropriateness of reporting lines across the company.

•
We have enhanced our compliance practices, including recent update and distribution of our code of conduct, whistleblower, and ethics policies which required acknowledgment by all employees on a periodic basis. We enhanced our sub-certification process to include executives, finance and operations personnel from our corporate headquarters and operating companies and will undertake this process for each reporting period.

Risk Assessment
We have performed detailed reviews of financial records at our corporate headquarters and the operating company level for the purpose of identifying and correcting accounting errors. We will continue to enhance risk assessment procedures and conduct a comprehensive risk assessment to enhance overall compliance. The results of this effort are expected to enable us to effectively identify, develop, and implement controls and procedures to address risks. Furthermore, our Chief Information Officer has begun to, and will continue to, assess our information technology control environment and adequacy of personnel, including responding to information technology risks appropriately.
Control Activities
We have begun the process of redesigning and implementing common internal control activities. We also plan to establish policies and procedures and enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediating our material weaknesses.
Information and Communication
During 2017, we have taken various steps to enhance our practices as it relates to information and communication, including the hiring of a number of new senior finance and information technology executives, and reorganization and centralization of our information technology department, and purchase of a consolidation software solution.
Monitoring Activities
In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses, including through the following:

•
We have increased and will continue to increase internal audit, finance, accounting, and information technology staffing levels to sufficiently address the size, scope, and complexity of our organization.

•
We are also developing effective communication plans relating to, among other things, identification of deficiencies and recommendations for corrective actions. These plans will apply to all parties responsible for remediation.

Inherent Limitations on Effectiveness of Controls
Management, including our CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our organization have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Roadrunner Transportation Systems, Inc. and subsidiaries
Downers Grove, Illinois
We have audited the internal control over financial reporting of Roadrunner Transportation Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting (Revised), management excluded from its assessment the internal control over financial reporting at Stagecoach Cartage and Distribution LP which was acquired on July 28, 2015 and whose financial statements constituted 6.2% and 3.4% of net and total assets, respectively, and 0.9% and 5.3% of revenues and net income, respectively, of the consolidated financial statements as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Stagecoach Cartage and Distribution LP. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our report dated February 29, 2016, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, material weaknesses were subsequently identified in connection with the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
Control Environment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) commitment to integrity and ethical values, (ii) the ability of the board of directors to effectively exercise oversight of the development and performance of internal control, as a result of failure to communicate relevant information within the organization and, in some cases, withholding information, (iii) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives, (iv) commitment to attract, develop, and retain competent individuals, and (v) holding individuals accountable for their internal control related responsibilities.

Risk Assessment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) contemplating fraud risks, and (iv) identifying and assessing changes in the business that could impact the system of internal controls.
Control Activities - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.
Information and Communication - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control, and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.
Monitoring - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such consolidated financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated February 29, 2016 (January 30, 2018, as to the effects of the restatement discussed in Note 15) expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 29, 2016 (January 30, 2018, as to the effects of the subsequently identified material weaknesses described in Management’s Report on Internal Control Over Financial Reporting (Revised))

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
(a) Financial Statements and Financial Statement Schedules
(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Form 10-K/A.
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

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Second Amended and Restated Bylaws (2)

4.1	Second Amended and Restated Stockholders’ Agreement, dated as of March 14, 2007, by and among the Registrant and the stockholders named therein (3)

10.10*	Employment Letter Agreement, by and between the Registrant and Mark A. DiBlasi (4)

10.11*	Employment Letter Agreement, by and between the Registrant and Peter R. Armbruster (4)

10.14*	2010 Incentive Compensation Plan (2)

10.15*	Form of Indemnification Agreement (2)

10.16	Agreement and Plan of Merger, dated as of May 7, 2010, by and among the Registrant; GTS Transportation Logistics, Inc.; and Group Transportation Services Holdings, Inc. (2)

10.17	Amended and Restated Advisory Agreement, dated September 12, 2011, by and between the Registrant and HCI Equity Management, L.P. (5)

10.20*	Form of Restricted Stock Unit Agreement (6)

10.21	Agreement and Plan of Merger, dated as of August 23, 2011, by and among the Registrant; Prime Acquisition Corp., Prime Logistics Corp., and the other parties named therein (7)

10.26*	Form of Performance Restricted Stock Unit Agreement (7)

10.27	Separation Agreement and Release, dated June 10, 2015, by and between the Registrant and Brian J. van Helden (8)

10.28
Sixth Amended and Restated Credit Agreement, dated September 24, 2015, among the Registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto (9)

21.1	List of Subsidiaries (11)

24.1	Power of Attorney (included on the signature page of this Form 10-K/A)

31.1	Certification of Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed with the SEC on August 11, 2014.

(2)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on May 7, 2010.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on September 11, 2008.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on March 4, 2010.

(5)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2011.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2011.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 26, 2011.

(8)	Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on February 24, 2015.

(9)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 3, 2015.

(10)	Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on September 28, 2015.

(11)	Incorporated by reference to the registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2016.

*	Indicates management contract or compensation plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

	By:	/s/ Curtis W. Stoelting
Curtis W. Stoelting
Chief Executive Officer

Date: January 30, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Curtis W. Stoelting, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis W. Stoelting	Chief Executive Officer and Director	January 30, 2018
Curtis W. Stoelting	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ James D. Staley	Chairman of the Board	January 30, 2018
James D. Staley

	Director	January 30, 2018
Mark A. DiBlasi

/s/ Scott L. Dobak	Director	January 30, 2018
Scott L. Dobak

/s/ Christopher L. Doerr	Director	January 30, 2018
Christopher L. Doerr

/s/ John G. Kennedy, III	Director	January 30, 2018
John G. Kennedy, III

/s/ Ralph W. Kittle III	Director	January 30, 2018
Ralph W. Kittle III

/s/ Brian C. Murray	Director	January 30, 2018
Brian C. Murray

	Director	January 30, 2018
Scott D. Rued

/s/ William S. Urkiel	Director	January 30, 2018
William S. Urkiel

	Director	January 30, 2018
Judith A. Vijums

/s/ Michael P. Ward	Director	January 30, 2018
Michael P. Ward

INDEX TO FINANCIAL STATEMENTS
ROADRUNNER TRANSPORTATION SYSTEMS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Roadrunner Transportation Systems, Inc. and subsidiaries
Downers Grove, Illinois

We have audited the accompanying consolidated balance sheets of Roadrunner Transportation Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 15 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct misstatements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 (January 30, 2018, as to the effects of the subsequently identified material weaknesses described in Management’s Report on Internal Control Over Financial Reporting (Revised)) expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 29, 2016 (January 30, 2018, as to the effects of the restatement discussed in Note 15)

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	As Restated(1)	As Restated(1)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$7,930	$10,809
Accounts receivable, net of allowances of $14,026 and $10,775, respectively	260,029	277,362
Deferred income taxes	20,891	17,503
Income tax receivable	20,663	13,643
Prepaid expenses and other current assets	37,051	29,822
Total current assets	346,564	349,139
Property and equipment, net of accumulated depreciation of $64,780 and $45,077, respectively	195,364	150,396
Other assets:
Goodwill	682,810	664,677
Intangible assets, net	75,694	78,878
Other noncurrent assets	7,321	7,548
Total other assets	765,825	751,103
Total assets	$1,307,753	$1,250,638
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$432,830	$423,945
Accounts payable	116,166	126,822
Accrued expenses and other current liabilities	81,922	66,600
Total current liabilities	630,918	617,367
Long-term deferred tax liabilities	105,088	96,195
Other long-term liabilities	15,308	12,789
Total liabilities	751,314	726,351
Commitments and contingencies (Note 12)
Stockholders' investment:
Common stock $.01 par value; 100,000 shares authorized; 38,266 and 37,925 shares issued and outstanding, respectively	383	379
Additional paid-in capital	397,253	390,725
Retained earnings	158,803	133,183
Total stockholders’ investment	556,439	524,287
Total liabilities and stockholders' investment	$1,307,753	$1,250,638

(1) See Note 15 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	As Restated(1)	As Restated(1)	As Restated(1)
	(In thousands, except per share amounts)
Revenues	$1,992,166	$1,872,470	$1,361,410
Operating expenses:
Purchased transportation costs	1,310,396	1,294,724	944,275
Personnel and related benefits	263,254	213,661	151,935
Other operating expenses	323,955	271,210	170,053
Depreciation and amortization	31,626	24,254	15,444
Acquisition transaction expenses	564	2,305	851
Total operating expenses	1,929,795	1,806,154	1,282,558
Operating income	62,371	66,316	78,852
Interest expense	19,439	13,363	7,883
Income before provision for income taxes	42,932	52,953	70,969
Provision for income taxes	17,312	20,243	25,049
Net income	$25,620	$32,710	$45,920
Earnings per share:
Basic	$0.67	$0.86	$1.27
Diluted	$0.65	$0.83	$1.21
Weighted average common stock outstanding:
Basic	38,179	37,852	36,133
Diluted	39,180	39,259	37,913

(1) See Note 15 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders'Investment
	(In thousands, except shares)
BALANCE, January 1, 2013 (1)	34,371,497	$344	$325,034	$54,553	$379,931
Issuance of common stock, net of issuance costs	3,163,684	31	53,780	—	53,811
Issuance of restricted stock units, net of taxes paid	29,265	1	(322)	—	(321)
Share-based compensation	—	—	1,503	—	1,503
Excess tax benefit on share-based compensation	—	—	4,297	—	4,297
Net income(1)	—	—	—	45,920	45,920
BALANCE, December 31, 2013 (1)	37,564,446	$376	$384,292	$100,473	$485,141
Issuance of common stock, net of issuance costs	300,716	3	3,411	—	3,414
Issuance of restricted stock units, net of taxes paid	60,002	—	(674)	—	(674)
Share-based compensation	—		2,255	—	2,255
Excess tax benefit on share-based compensation	—	—	1,441	—	1,441
Net income(1)	—	—	—	32,710	32,710
BALANCE, December 31, 2014 (1)	37,925,164	$379	$390,725	$133,183	$524,287
Issuance of common stock, net of issuance costs	265,734	3	4,008	—	4,011
Issuance of restricted stock units, net of taxes paid	74,971	1	(930)	—	(929)
Issuance costs from secondary stock offering	—	—	(225)	—	(225)
Share-based compensation	—	—	2,500	—	2,500
Excess tax benefit on share-based compensation	—	—	1,175	—	1,175
Net income(1)	—	—	—	25,620	25,620
BALANCE, December 31, 2015 (1)	38,265,869	$383	$397,253	$158,803	$556,439
(1) See Note 15 “Restatement of Previously Issued Financial Statements.”

See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	As Restated(1)	As Restated(1)	As Restated(1)
	(In thousands)
Cash flows from operating activities:
Net income	$25,620	$32,710	$45,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,911	26,321	17,624
Loss (gain) on disposal of property and equipment	1,300	209	(1,404)
Share-based compensation	2,500	2,255	1,503
Adjustments to contingent purchase obligations	(2,931)	(1,722)	(10,443)
Provision for bad debts	4,816	9,653	3,724
Excess tax benefit on share-based compensation	(1,175)	(1,441)	(4,297)
Deferred tax provision	2,754	2,467	5,877
Changes in (net of acquisitions):
Accounts receivable	19,041	(43,628)	(28,803)
Income tax receivable	(7,020)	(5,899)	(5,079)
Prepaid expenses and other assets	(6,028)	(5,035)	(7,767)
Accounts payable	(11,929)	14,921	445
Accrued expenses and other liabilities	7,355	6,417	16,344
Net cash provided by operating activities	68,214	37,228	33,644
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(32,765)	(230,818)	(100,648)
Capital expenditures	(49,984)	(41,975)	(29,367)
Proceeds from sale of property and equipment	6,078	6,951	5,121
Net cash used in investing activities	(76,671)	(265,842)	(124,894)
Cash flows from financing activities:
Borrowings under revolving credit facilities	183,852	383,074	130,441
Payments under revolving credit facilities	(275,703)	(170,089)	(108,426)
Debt borrowings	110,000	33,750	22,000
Debt payments	(8,750)	(9,375)	(12,875)
Debt issuance cost	(2,798)	(2,524)	(1,541)
Payments of contingent purchase obligations	(3,317)	(4,804)	(2,407)
Proceeds from issuance of common stock, net of issuance costs	3,786	3,414	53,811
Proceeds from issuance of restricted stock units, net of taxes paid	(929)	(674)	(321)
Excess tax benefit on share-based compensation	1,175	1,441	4,297
Reduction of capital lease obligation	(1,738)	(228)	(199)
Net cash provided by financing activities	5,578	233,985	84,780
Net (decrease) increase in cash and cash equivalents	(2,879)	5,371	(6,470)
Cash and cash equivalents:
Beginning of period	10,809	5,438	11,908
End of period	$7,930	$10,809	$5,438
Supplemental cash flow information:
Cash paid for interest	$16,725	$11,351	$6,475
Cash paid for income taxes (net of refunds)	$20,812	$21,802	$19,119
Non-cash capital leases and other obligations to acquire assets	$12,417	$—	$—
Non-cash contingent purchase obligation recorded on the opening balance sheet	$4,114	$—	$4,288

(1) See Note 15 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Cudahy, Wisconsin and has the following three segments: Truckload Logistics (“TL”); Less-than-Truckload (“LTL”); and Global Solutions. Within its TL business, the Company operates a network of 49 TL service centers, and 24 dispatch offices and is augmented by over 100 independent brokerage agents. Within its LTL business, the Company operates 47 LTL service centers throughout the United States, complemented by relationships with over 180 delivery agents. Within its Global Solutions business, the Company operates from seven service centers and 10 dispatch offices, and four freight consolidation and inventory management centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service, including domestic and international air and ocean transportation services, to its customers. The Company operates primarily in the United States.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2015, all subsidiaries were 100% owned and all intercompany balances and transactions have been eliminated in consolidation. The financial statements include the adjustments associated with the restatement on previously issued financial statements disclosed in Note 15 and the changes in accounting principle and segments noted below.
The Company owned 37.5% of Central Minnesota Logistics, Inc. (“CML”), which operates as one of the Company's brokerage agents. CML is accounted for under the equity method and is insignificant to the consolidated financial statements. The Company records its investment in CML in other noncurrent assets and recognizes its share of the net income and loss of CML.

Change in Accounting Principle
On January 1, 2016, the Company adopted a new methodology for accounting for debt issuance costs in accordance with the Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30), which requires debt issuance costs related to a recognized debt liability in the balance sheet to be presented as a direct reduction from the carrying amount of that debt liability. The change in methodology has been applied retrospectively. Debt issuance costs of $6.6 million and $6.1 million have been reclassified from other noncurrent assets to a direct reduction of debt on the consolidated balance sheets as of December 31, 2015 and 2014, respectively.
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
Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three segments: TL; LTL; and Global Solutions. In 2016, the Company realigned two of its operating companies to different existing segments based on consideration of services provided and consistent with how the business is viewed by the chief operating decision maker. The change in segments, which affected the TL and Global Solutions segments, did not have any impact on previously reported consolidated financial results, but prior year segment results have been retrospectively revised to align with the new segment structure.
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

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable and Related Reserves
Accounts receivable represent trade receivables from customers and are stated net of an allowance for doubtful accounts of approximately $14.0 million and $10.8 million as of December 31, 2015 and 2014, respectively. Management estimates the portion of accounts receivable that will not be collected and accounts are written off when they are determined to be uncollectible. Accounts receivable are uncollateralized and are generally due 30 days from the invoice date.
The Company provides reserves for accounts receivable. The rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$10,775	$4,571	$2,300
Provision, charged to expense	4,816	9,653	3,724
Write-offs, less recoveries	(1,565)	(3,449)	(1,453)
Ending balance	$14,026	$10,775	$4,571
Property and Equipment
Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. For financial reporting purposes, depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	5-30 years
Computer equipment and software	3-5 years
Office equipment, furniture, and fixtures	3-15 years
Dock, warehouse, and other equipment	5-7 years
Tractors and trailers	3-7 years
Aircraft fleet and spare parts	3-8 years
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
Spare Parts for Aircraft Fleet
Spare parts for aircraft fleet are categorized into several categories: rotables, repairables, expendables, and materials and supplies. Rotable and repairable spare parts for aircraft fleet are typically significant in value, can be repaired and re-used, and generally have an expected useful life consistent with the aircraft fleet these parts support. Spare parts for aircraft fleet are recorded at cost and depreciated over the lesser of the life of the aircraft fleet or spare part. The cost of repairing the aircraft fleet spare parts is expensed as incurred. Expendables and materials and supplies are expensed when purchased.
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

Debt Issuance Costs
Debt issuance costs represent costs incurred in connection with the financing agreement described in Note 6. The unamortized debt issuance costs aggregate to $6.6 million and $6.1 million as of December 31, 2015 and 2014, respectively, and as noted above, have been classified as a reduction to debt in the consolidated balance sheets. Such costs are being amortized over the expected maturity of the financing agreements using the effective interest rate method.
Share-Based Compensation
The Company’s share-based payment awards are comprised of stock options, restricted stock units, and performance restricted stock units. The cost for the Company’s stock options is measured at fair value using the Black-Scholes option pricing model. The cost for restricted stock units and performance restricted stock units is measured using the stock price at the grant date. The cost is recognized over the vesting period of the award, which is typically four years. The amount of costs recognized for performance restricted stock units over the vesting period is dependent on the Company meeting the pre-established financial performance goals.
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
Global Solutions revenue is recorded when the shipment has been delivered by a third-party carrier. Fees for services revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, the Company’s obligation to fulfill a transaction is complete and collection of revenue is reasonably assured. The Company offers volume discounts to certain customers. Revenue is reduced as discounts are earned. In some instances, the Company performs multiple services. Typically separate fees are quoted and recognized as revenue when services are rendered. Occasionally, customers request an all-inclusive “door-to-door” fee for a set of services and revenue is allocated to the elements and recognized as each service is completed.
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
Insurance
The Company uses a combination of purchased insurance and self-insurance programs to provide for the cost of auto liability, general liability, cargo damage, workers’ compensation claims, and benefits paid under employee health care programs. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported.
The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the liability associated with claims incurred as of the balance sheet date, including claims not reported. The Company believes these methods are appropriate for measuring these self-insurance accruals.
Lease Purchase Guarantee
In connection with leases of certain equipment used exclusively for the Company, the Company has a guarantee to perform in the event of default by the driver. The Company estimates the costs associated with the guarantee by estimating the default rate at the inception of the lease. The Company records the liability and a corresponding asset, which is subsequently amortized over the life of the lease.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) which was updated in August 2015 by Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606), which is effective for the Company in 2018. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is in the process of evaluating the guidance in this Accounting Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which is effective for the Company in 2016 and must be applied retrospectively for all periods presented. This guidance simplifies the presentation of debt issuance costs. Under the revised Accounting Standard, the Company would be required to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability. Amortization of the debt issuance costs should be reported as interest expense. The Accounting Standards Update does not affect the recognition and measurement for debt issuance costs. As noted above, the Company adopted ASU 2015-03 in January 2016.

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
2. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2015	2014
Land	$4,721	$3,373
Buildings and leasehold improvements	17,553	12,567
Computer equipment and software	40,683	29,239
Office equipment, furniture, and fixtures	4,259	5,545
Dock, warehouse, and other equipment	9,815	8,279
Tractors and trailers	156,953	117,798
Aircraft fleet and spare parts	26,160	18,672
Property and equipment, gross	260,144	195,473
Less: Accumulated depreciation	64,780	45,077
Property and equipment, net	$195,364	$150,396
Depreciation expense was $23.2 million, $18.4 million, and $12.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
3. Acquisitions
On April 30, 2013, the Company acquired all of the outstanding capital stock and the Charleston, South Carolina property of Wando Trucking, Inc. (“Wando Trucking”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $9.0 million. The acquisition was financed with borrowings under the Company's credit facility.
On April 30, 2013, the Company also acquired all of the outstanding capital stock of Adrian Carriers, Inc. and C.B.A. Container Sales, Ltd. (collectively, “Adrian Carriers”) for the purpose of expanding its current market presence in the Global Solutions segment. Cash consideration paid was $14.3 million. The acquisition was financed with borrowings under the Company's

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

credit facility. The Adrian Carriers purchase agreement called for contingent consideration in the form of a contingent purchase obligation capped at $6.5 million. The former owners of Adrian Carriers were entitled to receive a payment equal to the amount by which Adrian Carrier's operating income before amortization, as defined in the purchase agreement, exceeded $2.3 million for the years ending April 30, 2014, 2015, 2016, and 2017. Approximately $4.3 million was recorded as a contingent purchase obligation on the opening balance sheet.
On July 25, 2013, the Company acquired all of the outstanding membership interests of Marisol International, LLC (“Marisol”) for the purpose of expanding its current market presence in the Global Solutions segment. Cash consideration paid was $66.0 million. The acquisition was financed with borrowings under the Company's credit facility. The Marisol purchase agreement called for contingent consideration in the form of a contingent purchase obligation capped at $2.5 million. The former owners of Marisol were entitled to receive a payment equal to the amount by which Marisol's operating income before depreciation and amortization, as defined in the purchase agreement, exceeded $7.8 million for the years ending July 31, 2014 and 2015. No amount was recorded as a contingent purchase obligation on the opening balance sheet.
On August 15, 2013, the Company acquired certain assets of the Southeast drayage division of Transportation Corporation of America, Inc. (“TA Drayage”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $1.2 million. The acquisition was financed with cash on-hand.
On September 11, 2013, the Company acquired all of the outstanding membership interests of G.W. Palmer Logistics, LLC (“G.W. Palmer”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $2.5 million. The acquisition was financed with borrowings under the Company's credit facility. The G.W. Palmer purchase agreement called for contingent consideration in the form of a contingent purchase obligation capped at $2.8 million. The former owners of G.W. Palmer were entitled to receive an initial payment, not to exceed $0.7 million, for achieving operating income before amortization in excess of $0.9 million for the period from the closing date through December 31, 2013, as defined in the purchase agreement, and a payment equal to the amount by which G.W. Palmer's operating income before amortization, as defined in the purchase agreement, exceeded $1.0 million for the years ending December 31, 2014, 2015, 2016, and 2017. No amount was recorded as a contingent purchase obligation on the opening balance sheet.
On September 18, 2013, the Company acquired substantially all of the assets of YES Trans, Inc. (“YES Trans”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $1.2 million. The acquisition was financed with cash on-hand. The YES Trans purchase agreement called for contingent consideration in the form of a contingent purchase obligation capped at $1.1 million. The former owners of YES Trans were entitled to receive a payment equal to the amount by which YES Trans' operating income, as defined in the purchase agreement, exceeded $0.2 million for the years ending December 31, 2014, 2015, 2016, and 2017. No amount was recorded as a contingent purchase obligation on the opening balance sheet.
On February 24, 2014, the Company acquired all of the outstanding capital stock of Rich Logistics and Everett Transportation Inc. and certain assets of Keith Everett (collectively, “Rich Logistics”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $46.5 million. The acquisition was financed with borrowings under the Company's credit facility.
On March 14, 2014, the Company acquired all of the outstanding capital stock of Unitrans, Inc. (“Unitrans”) for the purpose of expanding its current market presence in the Global Solutions segment. Cash consideration paid was $53.3 million. The acquisition was financed with borrowings under the Company's credit facility.
On July 18, 2014, the Company acquired all of the outstanding capital stock of ISI Acquisition Corp. (which wholly owns Integrated Services, Inc. and ISI Logistics Inc.) and ISI Logistics South, Inc. (collectively, “ISI”) for the purpose of expanding its current market presence in the TL segment. Cash consideration paid was $13.0 million. The acquisition was financed with borrowings under the Company's credit facility.
On August 27, 2014, the Company acquired all of the outstanding capital stock of Active Aero Group Holdings, Inc. (“Active Aero”) for the purpose of expanding its presence within the TL segment. Cash consideration paid was $118.1 million. The acquisition was financed with borrowings under the Company's credit facility.
On July 28, 2015, the Company acquired all of the outstanding partnership interests of Stagecoach Cartage and Distribution LP (“Stagecoach”) for the purpose of expanding its presence within the TL segment. Cash consideration paid was $32.3 million. The acquisition was financed with borrowings under the Company's credit facility. The Stagecoach purchase agreement calls for contingent consideration in the form of a contingent purchase obligation capped at $5.0 million. The former owners of Stagecoach

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

are entitled to receive a payment equal to the amount by which Stagecoach's operating income before depreciation and amortization, as defined in the purchase agreement, exceeds $7.0 million for the twelve month periods ending July 31, 2016, 2017, 2018, and 2019. Approximately $4.1 million was recorded as a contingent purchase obligation on the opening balance sheet.
The results of operations and financial condition of these acquisitions have been included in the Company's consolidated financial statements since their acquisition dates. The acquisition of Stagecoach is considered immaterial. The acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero (collectively, “2014 acquisitions”) are considered individually immaterial, but material in the aggregate. The acquisitions of Wando Trucking, Adrian Carriers, Marisol, TA Drayage, G.W Palmer, and YES Trans (collectively, “2013 acquisitions”) are considered individually immaterial, but material in the aggregate.
The following table summarizes the allocation of the purchase price paid to the fair value of the net assets for the 2014 and 2013 acquisitions, in the aggregate (in thousands):

	2014 Acquisitions	2013 Acquisitions
Accounts receivable	$69,857	$27,892
Other current assets	9,335	921
Property and equipment	39,604	14,392
Goodwill	146,279	77,980
Customer relationship intangible assets	54,347	19,727
Other noncurrent assets	—	12
Accounts payable and other liabilities	(88,517)	(40,276)
Total	$230,905	$100,648
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Goodwill of $1.5 million associated with the asset purchases in 2013 will be deductible for tax purposes while the remaining goodwill will not be deductible for tax purposes. Purchase accounting is considered final for the 2013 and 2014 acquisitions. Purchase accounting is considered final for the Stagecoach acquisition except for deferred taxes, goodwill, and intangible assets, as final information was not available as of December 31, 2015. Measurement period adjustments related to certain 2013 acquisitions were recorded prospectively as they were not considered material to the Company's consolidated financial statements as of December 31, 2013. These measurement period adjustments from previously recorded opening balance sheets related primarily to fair value measurement changes in acquired deferred tax assets and liabilities.
From the dates of acquisition through December 31, 2013, the 2013 acquisitions contributed revenues of $84.3 million and net income of $3.5 million. The following supplemental unaudited pro forma financial information of the Company for the year ended December 31, 2013 includes the results of operations for the 2013 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2012 (in thousands):

Year Ended December 31,
2013
Revenues	$1,466,405
Net income	$46,061

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

From the dates of acquisition through December 31, 2014, the 2014 acquisitions contributed revenues of $331.7 million and net income of $16.4 million. The following supplemental unaudited pro forma financial information of the Company for the years ended December 31, 2014 and 2013 includes the results of operations for the 2014 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Revenues	$2,103,346	$1,781,305
Net income	$40,514	$54,367
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
4. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the net assets acquired. The Company evaluates goodwill and intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach that begins with the estimation of the fair value at the reporting unit level. The Company has four reporting units for its three segments. The Company has one reporting unit for its LTL segment, one reporting unit for its TL segment, and two reporting units for its Global Solutions segment.
For purposes of the Company's impairment analysis, the fair value of the Company's reporting units is estimated based upon an average of an income fair value approach and a market fair value approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates, and growth rates, among others. The determination of fair value requires considerable judgment and is highly sensitive to changes in the underlying assumptions. The Company completed the annual impairment analysis as of July 1, 2015, and determined no impairment had occurred, as each reporting unit's calculated fair value exceeded the carrying value.
Subsequent to the Company's annual impairment analysis as of July 1, 2015, a decline in revenues during the quarter ended September 30, 2015 resulted in a triggering event that required the Company to perform an interim goodwill impairment analysis of all reporting units as of September 30, 2015. The Company completed its interim impairment analysis and determined no impairment had occurred, as each reporting unit's calculated fair value exceeded the carrying value. As a result, there is no goodwill impairment for any of the periods presented in the Company's consolidated financial statements.

As indicated in Note 1, in connection with the change in segments, the Company reallocated goodwill of $77.5 million between the TL and Global Solutions segments as of December 31, 2013. Additionally, the goodwill balances have been adjusted for the effects of the restatement discussed in Note 15. The following is a rollforward of goodwill from December 31, 2013 to December 31, 2015 by segment (in thousands):

	TL	LTL	Global Solutions	Total
Goodwill balance as of December 31, 2013	$134,755	$197,312	$187,383	$519,450
Adjustments to goodwill for purchase accounting	(1,416)	—	364	(1,052)
Goodwill related to acquisitions	103,246	—	43,033	146,279
Goodwill balance as of December 31, 2014	$236,585	$197,312	230,780	664,677
Adjustments to goodwill for purchase accounting	984	—	(222)	762
Goodwill related to acquisitions	17,371	—	—	17,371
Goodwill balance as of December 31, 2015	$254,940	$197,312	$230,558	$682,810

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Intangible assets consist primarily of customer relationships acquired from business acquisitions. As indicated in Note 1, in connection with the change in segments, the Company reallocated net intangibles of $2.7 million and $3.6 million between the TL and Global Solutions segments as of December 31, 2015 and 2014, respectively. Additionally, the intangible asset balances have been adjusted for the effects of the restatement discussed in Note 15. Intangible assets were as follows as of December 31 (in thousands):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$57,468	$(9,714)	$47,754	$52,268	$(5,093)	$47,175
LTL	1,358	(1,017)	341	1,358	(950)	408
Global Solutions	38,427	(10,828)	27,599	38,427	(7,132)	31,295
Total intangible assets	$97,253	$(21,559)	$75,694	$92,053	$(13,175)	$78,878
The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $8.4 million, $5.9 million, and $2.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of December 31, 2015 is as follows (in thousands):

Amount
Year Ending:
2016	$8,614
2017	8,494
2018	8,230
2019	7,926
2020	7,554
Thereafter	34,876
Total	$75,694
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
Certain of the Company’s acquisitions contain contingent purchase obligations as described in Note 3. The contingent purchase obligation related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company uses to determine fair value. Changes to the fair value are recognized as income or expense within other operating expenses in the consolidated statements of operations. In measuring the fair value of the contingent purchase obligation, the Company used an income approach that considers the expected future earnings of the acquired businesses, for the varying performance periods, based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents information, as of December 31, 2015 and 2014, about the Company’s financial liabilities (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase obligation related to acquisitions	$—	$—	$4,913	$4,913
Total liabilities at fair value	$—	$—	$4,913	$4,913

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase obligation related to acquisitions	$—	$—	$6,842	$6,842
Total liabilities at fair value	$—	$—	$6,842	$6,842
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three years ended December 31 (in thousands):

	2015	2014	2013
Balance, beginning of period	$6,842	$13,005	$20,907
Contingent purchase obligation recorded on the opening balance sheet	4,114	—	4,288
Payment of contingent purchase obligations	(3,317)	(4,804)	(2,407)
Interest expense	205	363	660
Adjustments to contingent purchase obligations (1)	(2,931)	(1,722)	(10,443)
Balance, end of period	$4,913	$6,842	$13,005

(1)	Adjustments to contingent purchase obligations are reported in other operating expenses in the consolidated statements of operations.

6. Debt
Debt
As discussed in Note 1, the Company retrospectively adopted a new methodology for accounting for debt issuance costs, whereby debt issuance costs are presented as a direct reduction from the carrying amount of that debt liability. Debt consisted of the following at December 31 (in thousands):

	2015	2014
Senior debt:
Revolving credit facility	$143,149	$235,000
Term loans	296,250	195,000
Total debt	439,399	430,000
Less: Debt issuance costs	(6,569)	(6,055)
Total debt, net of debt issuance costs	432,830	423,945
Less: Current maturities	(432,830)	(423,945)
Total debt, net of current maturities	$—	$—
Maturities for each of the next five years based on debt as of December 31, 2015 are as follows (in thousands):

Amount
Year Ending:
2016	$439,399
Total	$439,399

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On July 9, 2014, the Company entered into a fifth amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) and other lenders, which increased the revolving credit facility from $200.0 million to $350.0 million and the term loan from $175.0 million to $200.0 million. On September 24, 2015, the Company entered into a sixth amended and restated credit agreement (the “credit agreement”) with U.S. Bank and other lenders, which increased the revolving credit facility to $400.0 million and the term loan to $300.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $3.8 million. The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy as defined in Note 5. The carrying value of the Company's debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. Additionally, the credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The current debt agreement prohibits the Company from paying dividends without the consent of the lenders. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.3%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.3%. The revolving credit facility also provides for the issuance of up to $40.0 million in letters of credit. As of December 31, 2015, the Company had outstanding letters of credit totaling $22.5 million. As of December 31, 2015, total availability under the revolving credit facility was $234.3 million and the average interest rate on the credit agreement was 3.5%. After considering the effects of the restatement, the Company was not in compliance with its financial covenants as of December 31, 2015 or December 31, 2014. Accordingly, the senior debt has been classified as current on its consolidated balance sheets.
Capital Lease Obligations
The Company has a building and certain equipment classified as capital leases. As of December 31, 2015, the gross property and equipment value of capital lease assets was $16.5 million. The following is a schedule of future minimum lease payments under the capital leases with the present value of the net minimum lease payments as of December 31, 2015 (in thousands):

Amount
Year Ending:
2016	$5,881
2017	3,448
2018	2,513
2019	1,869
2020	204
Thereafter	21
Total minimum lease payments	13,936
Less: amount representing interest	(1,472)
Present value of net minimum lease payments(1)	$12,464
(1) Reflected in the consolidated balance sheets as $5.2 million of accrued expenses and other current liabilities and $7.3 million of other long-term liabilities.
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
Warrants to Acquire Common Stock
In connection with a business combination entered in 2007, the Company issued to existing Sargent Transportation Group, Inc. stockholders warrants that, upon the closing of the Company's initial public offering, became the right to acquire 2,269,263 shares of common stock at an exercise price of $13.39 per share. The warrants are exercisable at the option of the holder any time prior to March 13, 2017. No warrants were exercised during the years ended December 31, 2015 or 2014.
On December 11, 2009, in connection with financing the acquisition of Bullet Freight Systems, Inc. (“Bullet”), the Company issued warrants that, upon the closing of the Company's initial public offering, became the right to acquire 1,746,971 shares of common stock at an exercise price of $8.37 per share. The warrants are exercisable at the option of the holder any time prior to December 11, 2017. No warrants were exercised during the years ended December 31, 2015 or 2014.
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
The Company awards restricted stock units to certain key employees and independent directors. The restricted stock units vest ratably over a four year service period from the grant date. Restricted stock units are valued based on the market price on the date of the grant and are amortized on a straight-line basis over the vesting period. Compensation expense for restricted stock units is based on fair market value at the grant date.

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
Unrecognized share-based compensation expense was $3.1 million and $5.7 million for the years ended December 31, 2015 and 2014, respectively.
The Company previously maintained a Key Employee Equity Plan (“Equity Plan”), a stock-based compensation plan that permitted the grant of stock options to Company employees and directors. Stock options under the Equity Plan were granted with an exercise price equal to or in excess of the fair value of the Company’s stock on the date of grant. Such options vest ratably over a two or four year service period and are exercisable ten years from the date of grant, but only to the extent vested as specified in each option agreement. The Company no longer issues awards under this plan.
Group Transportation Services (“GTS”) previously maintained a Key Employee Equity Plan (“GTS Plan”), which permitted the grant of stock options to employees and directors. Stock options under the GTS Plan were granted with an exercise price equal to or in excess of the fair value of GTS’ stock on the date of grant. Such options vest ratably over a two or four year service period and are exercisable ten years from the date of grant, but only to the extent vested as specified in each option agreement. In connection with the Company’s merger with GTS effective upon the IPO, all options granted pursuant to the GTS Plan outstanding at the effective time of the merger became options to purchase shares of the Company’s common stock. The Company no longer issues awards under this plan.
No options were granted by the Company in 2015, 2014, or 2013. Stock-based compensation expense was $2.5 million, $2.3 million, and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. The related estimated income tax benefit recognized in the accompanying consolidated statements of operations, net of estimated forfeitures, was $0.9 million, $0.9 million, and $0.6 million, respectively, for the years ended December 31, 2015, 2014, and 2013.

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
9. Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method.
The Company had stock options and warrants outstanding of 2,499,606 as of December 31, 2015 that were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. As of December 31, 2014 and 2013, all stock options and warrants were included in the computation of diluted earnings per share. The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Year Ended December 31,
	2015	2014	2013
Basic weighted average common stock outstanding	38,179	37,852	36,133
Effect of dilutive securities:
Employee stock options	72	169	424
Warrants	885	1,183	1,285
Restricted Stock Units	44	55	71
Diluted weighted average common stock outstanding	39,180	39,259	37,913

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

10. Income Taxes
The components of the Company’s provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$10,931	$14,922	$16,490
Foreign, state and local	3,627	2,854	2,682
Deferred:
Federal	1,874	2,388	5,160
Foreign, state and local	880	79	717
Provision for income taxes	$17,312	$20,243	$25,049
The Company’s income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statutory federal rate	$15,026	$18,534	$24,839
Meals and entertainment	287	247	227
State income taxes — net of federal benefit	1,294	1,348	2,037
Contingent purchase obligation adjustments	(955)	(408)	(2,736)
Change in valuation allowance	99	126	(3)
Other	1,561	396	685
Total	$17,312	$20,243	$25,049

The Company recorded assets for refundable current federal and state income taxes of $20.7 million and $13.6 million at December 31, 2015 and 2014, respectively. These are classified in the consolidated balance sheets as income tax receivable.
The tax rate effects of temporary differences that give rise to significant elements of deferred tax assets and deferred tax liabilities as of December 31 were as follows (in thousands):

	2015	2014
Current deferred income tax assets:
Accounts receivable	$5,701	$6,765
Accrued expenses and other current liabilities	15,190	10,738
Total	$20,891	$17,503
Noncurrent deferred income tax assets (liabilities):
Net operating losses	$726	$726
Goodwill and intangible assets	(64,747)	(63,777)
Property and equipment	(41,187)	(33,508)
Deferred compensation	449	593
Total	$(104,759)	$(95,966)
Valuation allowance	(329)	(229)
Total, net of valuation allowance	$(105,088)	$(96,195)
The Company had $21.5 million and $19.0 million of current deferred tax assets and $0.6 million and $1.5 million of current deferred tax liabilities as of December 31, 2015 and 2014, respectively. The net current deferred income tax assets of $20.9 million as of December 31, 2015 and $17.5 million as of December 31, 2014 are classified as deferred income taxes in the consolidated

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

balance sheet. The Company had $0.8 million and $1.1 million of noncurrent deferred tax assets (net of valuation allowance) and $105.9 million and $97.3 million of noncurrent deferred tax liabilities as of December 31, 2015 and 2014, respectively. The net noncurrent deferred income tax liability of $105.1 million as of December 31, 2015 and $96.2 million as of December 31, 2014 (net of valuation allowance) are classified in the consolidated balance sheets as long-term deferred tax liabilities.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including through reversals of existing cumulative temporary differences. On the basis of the Company's evaluation, the Company has recorded a valuation allowance of $0.3 million and $0.2 million as of December 31, 2015 and 2014, respectively, primarily related to net operating loss carryforwards and other deferred tax assets that will not "more likely than not" be realized in the future on separately filed state and local tax returns. Federal net operating loss carryforwards are subject to annual Section 382 limitations and expire between 2030 and 2033. State net operating loss carryforwards expire between 2019 and 2035.
There were no unrecognized tax benefits recorded as of December 31, 2015 and 2014. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Income tax related interest and penalties were immaterial as of December 31, 2015 and 2014. The Company is subject to federal tax examinations for all tax years subsequent to December 31, 2011, and state tax examinations for tax years subsequent to December 31, 2010. Although the pre-2012 and pre-2011 years are no longer subject to examinations by the Internal Revenue Service (“IRS”) and various state taxing authorities, respectively, certain state net operating loss carryforwards generated in those years were used by the Company during 2014 and 2015 and may still be adjusted upon examination by state taxing authorities if they were used after 2010 or will be used in a future period.
11. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $17.4 million as of December 31, 2015.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $4.7 million and $2.0 million, which is recorded in accrued expenses and other current liabilities, as of December 31, 2015 and December 31, 2014, respectively.
During the third quarter of 2015 the Company experienced an acceleration of its IC recruiting costs, guarantee payments, and reseating and reconditioning costs associated with these lease purchase programs. Accordingly, the Company decided to terminate certain lease purchase guarantee programs in favor of new lease purchase programs that do not involve a guarantee from the Company and utilize newer equipment under warranty. As of December 31, 2015, the Company recorded a loss reserve of $1.3 million for the guarantee and reconditioning costs associated with the termination of certain lease purchase guarantee programs. The Company made payments for its guarantee of $5.9 million for the year ended December 31, 2015. Payments made for the year ended December 31, 2014 were de minimis.
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
Operating Leases
The Company leases terminals, office space, trucks, trailers, and other equipment under noncancelable operating leases expiring on various dates through 2027. The Company incurred rent expense from operating leases of $66.6 million, $56.1 million, and $29.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2015 (in thousands):

Year Ending:	Amount
2016	$48,117
2017	39,236
2018	32,059
2019	17,813
2020	11,402
Thereafter	20,203
Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company is self-insured up to $1,000,000 for workers compensation claims. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of December 31, 2015 and December 31, 2014, the Company had reserves for estimated uninsured losses of $25.9 million and $18.9 million, respectively, included in accrued expenses and other current liabilities.
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
The Company has a number of dedicated carriers that haul freight for the operating companies that are owned by employees of the operating companies. The Company paid an aggregate of $5.6 million and $5.0 million to these carriers during the years ended December 31, 2015 and 2014, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $1.5 million and $0.5 million under these leases during the years ended December 31, 2015 and 2014, respectively.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $0.2 million during the year ended December 31, 2015.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

14. Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three segments: TL; LTL; and Global Solutions. As indicated in Note 1, the Company realigned two of its operating companies into different segments based on consideration of services provided and consistent with how the business is viewed by the chief operating decision maker. Segment disclosures as of and for the years ended December 31, 2015, 2014 and 2013 have been retrospectively revised to reflect this change in the segments.
These segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed corporate, which is not a segment and includes lease purchase guarantee reserve expenses, acquisition transaction expenses, corporate salaries, and share-based compensation expense.
The following table reflects certain financial data of the Company’s segments, which has been adjusted for the effects of the restatement described in Note 15 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues:
TL	$1,128,390	$943,055	$587,371
LTL	515,328	577,175	558,971
Global Solutions	377,137	367,423	224,831
Eliminations	(28,689)	(15,183)	(9,763)
Total	$1,992,166	$1,872,470	$1,361,410
Operating income:
TL	$48,717	$42,187	$31,486
LTL	15,438	17,929	34,222
Global Solutions	28,268	26,242	25,450
Corporate	(30,052)	(20,042)	(12,306)
Total operating income	62,371	66,316	78,852
Interest expense	19,439	13,363	7,883
Income before provision for income taxes	$42,932	$52,953	$70,969
Depreciation and amortization:
TL	$22,587	$15,285	$9,074
LTL	2,801	2,964	3,009
Global Solutions	4,903	4,868	3,115
Corporate	1,335	1,137	246
Total	$31,626	$24,254	$15,444
Capital expenditures(1):
TL	$48,527	$32,525	$21,575
LTL	11,367	5,147	4,254
Global Solutions	429	1,715	545
Corporate	2,078	2,588	2,993
Total	$62,401	$41,975	$29,367
(1) The total capital expenditures for the year ended December 31, 2015 includes both the cash and non-cash portions as reflected in the Consolidated Statement of Cash Flows.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2015	2014	2013
Total assets:
TL	$656,491	$594,296	$299,156
LTL	330,203	326,489	304,027
Global Solutions	317,453	330,559	254,449
Corporate	8,057	6,050	3,869
Eliminations (1)	(4,451)	(6,756)	(2,009)
Total	$1,307,753	$1,250,638	$859,492
(1) Eliminations represents intercompany trade receivable balances between the three segments.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

15. Restatement of Previously Issued Financial Statements
In November 2016, the Company commenced an internal investigation into certain accounting discrepancies at its Morgan Southern and Bruenger operating companies. Subsequently, an independent internal investigation was undertaken by the Audit Committee of the Board of Directors (the “Audit Committee”), with assistance from outside counsel and outside consultants to provide forensic and investigative support (the “Audit Committee Investigation”). The expanded Audit Committee Investigation included detailed reviews of financial records at other operating companies and at the Company's corporate headquarters. The Audit Committee Investigation identified material accounting errors that impacted substantially all financial statement line items and disclosures.
On January 27, 2017, the Audit Committee, as a result of the information obtained in connection with the ongoing internal investigation and after considering the recommendation of management, determined that previously issued (1) consolidated financial statements as of December 31, 2015 and 2014, and for the three years in the period ended December 31, 2015; (2) unaudited condensed consolidated financial statements for the quarterly periods in the years ended December 31, 2015 and 2014; and (3) the unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2016, June 30, 2016, and September 30, 2016, should no longer be relied upon due to the identification of material accounting errors. The restatement also affects periods prior to the year ended December 31, 2013, with the cumulative effect of the errors reflected in the adjustment to the January 1, 2013 opening stockholders' investment balance.
Based on the Audit Committee Investigation, current management determined that there were deficiencies in the design and/or execution of internal controls that constituted material weaknesses. Current management determined that structural and environmental factors, including the increased size and complexity arising from the acquisition of 25 non-public companies between February 2011 and September 2015, the inconsistency of the Company's accounting systems, policies and procedures, and management override of internal controls contributed to the material weaknesses and resulting material accounting errors. The Company's internal controls failed to prevent or were overridden by management in certain instances to allow recording accounting entries without appropriate support, recording accounting entries that were inconsistent with information known by management at the time, not communicating relevant information within the organization and, in some cases, withholding information from the Company's independent directors, Audit Committee, and independent auditors, which resulted in material accounting errors.
Accounting Adjustments
The following is a discussion of the significant accounting adjustments that were made to the Company's previously issued financial statements.
Receivables and Related Reserves
Trade Receivables and Allowance for Doubtful Accounts
The Company identified and corrected certain errors related to its accounting for trade receivables and related allowance for doubtful accounts that were misstated. In its original analysis, the Company did not consider all of the relevant information available with respect to the deteriorated aging and collection information available at the time its consolidated financial statements were previously issued, which resulted in an understatement of the allowance for doubtful accounts and other operating expenses. There were also instances in which a customer's receivables and the corresponding revenue were overstated for shipments that did not occur. Accounts receivable and allowance for doubtful accounts and the corresponding revenue and other operating expenses have been corrected in the restated consolidated financial statements.
The Company also corrected goodwill in the restated consolidated financial statements related to an allowance for doubtful accounts at the acquisition date.
Contractor Receivables and Related Reserves
The Company identified and corrected certain errors related to its accounting for contractor receivables and related reserves recorded as either contra liabilities or other assets. The Company determined gross contractor receivables were understated because amounts were reported as contra liabilities with no right of offset. The Company also noted that contractor receivables were overstated and other operating expenses understated because the Company, in its original analysis, did not consider all of the relevant information available with respect to historical IC turnover or the collectibility of contractor receivables when a driver was no longer contracted by the Company. Contractor receivables and related reserves and the corresponding other operating expenses have been corrected in the restated consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Unrecorded Charges and Contingent Liabilities
Unrecorded Charges
The Company identified and corrected certain errors related to the overstatement of cash and prepaid expenses (including other receivables) and understatement of accounts payable and accrued expenses, which resulted in an understatement of the related other operating expenses. Errors in the cash accounts resulted from certain operating companies failing to complete their bank reconciliations on-time. Errors in the prepaid expense and other current assets, accounts payable, and accrued expense accounts resulted from not amortizing prepaid balances across relevant service periods, not considering collectibility of other receivables (excluding contractor receivables), and not recording expenses in the period incurred. Cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities and the related other operating expenses have been corrected in the restated consolidated financial statements.
The Company determined that it did not properly establish an accrual for contractor or driver payables incurred but not paid at the acquisition date for one of its operating companies. It was also determined that subsequent accruals were also not established, thereby understating purchase transportation costs. Using actual payment data, the Company determined the accrual for its driver and contractor payables at the date of acquisition and at the end of each subsequent period. Additionally, the Company identified discrepancies between how certain operating companies were recording settlement deductions for ICs resulting in an overstatement of purchased transportation costs and an understatement of other operating expenses. The Company corrected the purchased transportation costs and other operating expenses in the restated consolidated financial statements.
The Company also corrected goodwill and intangible assets in the restated consolidated financial statements related to an incorrect allocation recorded at the acquisition date.
Lease Purchase Guarantee
The Company identified and corrected errors related to its accounting for the lease purchase guarantees it makes for its IC's that lease tractors from certain leasing companies. The Company previously underestimated the default rate under these leases, which resulted in an understatement of accrued expenses, the corresponding prepaid expense, and other operating expenses in subsequent periods. The Company corrected other operating expenses resulting from subsequent amortization of the prepaid expense and increased accrued expense and other liabilities in the restated consolidated financial statements.
Contingent Purchase Obligations
The Company identified and corrected errors related to its subsequent accounting for contingent purchase obligations related to certain acquisitions. The subsequent adjustments of the contingent purchase obligations were not based on management's best estimate or information available at the time the Company completed its analysis for each period resulting in the misstatement of other operating expenses in particular periods. The Company recorded adjustments to other operating expenses, accrued expenses and other current liabilities, and other long-term liabilities in the restated consolidated financial statements.
Insurance Reserves and Related Receivables
The Company identified and corrected certain errors related to its accounting for insurance reserves. The Company did not consider certain information available at the time its consolidated financial statements were previously issued, resulting in an understatement of accrued expenses and other current liabilities and related other operating expenses. The Company reviewed claims submitted and paid, as well as claims incurred but not reported for auto liability, workers compensation, and short or damaged cargo to estimate the required reserves. The Company corrected accrued expenses and other current liabilities and other operating expenses for the increased insurance reserves in the restated consolidated financial statements.
The Company also recorded receivables from insurers related to some of these claims but over-estimated the amount of the reimbursement, which resulted in an overstatement of prepaid expenses and other current assets and an understatement of other operating expenses. The Company corrected the prepaid expenses and other current assets and other operating expenses in the restated consolidated financial statements.
Capital Improvements and Aircraft Spare Parts
Capital Improvements
The Company identified and corrected errors related to its accounting for capitalized improvements. Specifically, the Company capitalized certain repair and maintenance expenses and other operating expenses that did not extend the useful life of the primary asset. This resulted in an understatement of operating expenses in the period which this occurred and an overstatement

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

of depreciation expense in subsequent periods. Property and equipment and accumulated depreciation and related other operating expenses and depreciation expenses have been corrected in the restated consolidated financial statements.
Aircraft Spare Parts
The Company identified and corrected certain errors related to its accounting for its spare parts associated with its aircraft fleet, which were previously expensed when purchased as opposed to capitalizing. In connection with the restatement, the Company determined that the cost of the spare parts for its aircraft was material at the acquisition date and should have been capitalized. The Company corrected its accounting policy accordingly. The Company recorded the capitalization of spare parts for aircraft, which increased property and equipment and decreased other operating expenses as the spare parts were purchased. The Company recorded increases to depreciation and amortization in subsequent periods. The Company also increased property and equipment and reduced goodwill to capitalize the spare parts on-hand at acquisition.
Income Taxes and Debt Reclassification
Income Taxes
The Company reviewed the tax impact of the above mentioned restatement adjustments and has recorded the tax effects of these adjustments to taxes receivable, deferred tax assets and liabilities, and provision for income taxes as appropriate. Tax adjustments reflect the nature and timing of the specific accounting adjustments and the ability to amend federal and state income tax returns for tax periods beginning after December 31, 2012. Changes to the Company's effective tax rate are primarily the result of changes to contingent purchase obligations on non-taxable transactions.
Debt Reclassification
As discussed in Note 6, after considering the effects of the restatement adjustments, the Company was not in compliance with its debt covenants and as such, reclassified all of its long-term debt to current. Additionally, as discussed in Note 1, the Company retrospectively adopted a new methodology for accounting for debt issuance costs in accordance with ASU 2015-03. The Company reclassified debt issuance costs from other noncurrent assets to debt.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Impact on Consolidated Statements of Operations
The net effect of the restatement described above on the Company's previously issued consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands except per share amounts):

	For the Year Ended December 31, 2015
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
Revenues	$1,995,019	$(2,853)	$—	$—	$—	$—	$1,992,166
Operating expenses:
Purchased transportation costs	1,315,494	—	(5,098)	—	—	—	1,310,396
Personnel and related benefits	263,522	—	(268)	—	—	—	263,254
Other operating expenses	286,443	7,978	16,130	5,672	7,732	—	323,955
Depreciation and amortization	32,323	—	—	—	(697)	—	31,626
Acquisition transaction expenses	564	—	—	—	—	—	564
Total operating expenses	1,898,346	7,978	10,764	5,672	7,035	—	1,929,795
Operating income	96,673	(10,831)	(10,764)	(5,672)	(7,035)	—	62,371
Interest expense	19,439	—	—	—	—	—	19,439
Income before provision for income taxes	77,234	(10,831)	(10,764)	(5,672)	(7,035)	—	42,932
Provision for income taxes	29,234	—	—	—	—	(11,922)	17,312
Net income	$48,000	$(10,831)	$(10,764)	$(5,672)	$(7,035)	$11,922	$25,620
Earnings per share:
Basic	$1.26						$0.67
Diluted	$1.23						$0.65
Weighted average common stock outstanding:
Basic(1)	37,969						38,179
Diluted(1)	38,974						39,180
(1) As restated amounts for basic and diluted weighted average common stock outstanding have been corrected for a computational error identified.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2014
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
Revenues	$1,872,816	$(346)	$—	$—	$—	$—	$1,872,470
Operating expenses:
Purchased transportation costs	1,293,006	—	1,718	—	—	—	1,294,724
Personnel and related benefits	213,079	—	582	—	—	—	213,661
Other operating expenses	243,662	8,576	10,204	5,450	3,318	—	271,210
Depreciation and amortization	25,078	—	—	—	(824)	—	24,254
Acquisition transaction expenses	2,305	—	—	—	—	—	2,305
Total operating expenses	1,777,130	8,576	12,504	5,450	2,494	—	1,806,154
Operating income	95,686	(8,922)	(12,504)	(5,450)	(2,494)	—	66,316
Interest expense	13,363	—	—	—	—	—	13,363
Income before provision for income taxes	82,323	(8,922)	(12,504)	(5,450)	(2,494)	—	52,953
Provision for income taxes	30,349	—	—	—	—	(10,106)	20,243
Net income	$51,974	$(8,922)	$(12,504)	$(5,450)	$(2,494)	$10,106	$32,710
Earnings per share:
Basic	$1.37						$0.86
Diluted	$1.32						$0.83
Weighted average common stock outstanding:
Basic	37,852						37,852
Diluted	39,259						39,259

	For the Year Ended December 31, 2013
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
Revenues	$1,361,410	$—	$—	$—	$—	$—	$1,361,410
Operating expenses:
Purchased transportation costs	944,275	—	—	—	—	—	944,275
Personnel and related benefits	151,158	—	777	—	—	—	151,935
Other operating expenses	163,452	3,270	(3,013)	4,118	2,226	—	170,053
Depreciation and amortization	16,311	—	—	—	(867)	—	15,444
Acquisition transaction expenses	851	—	—	—	—	—	851
Total operating expenses	1,276,047	3,270	(2,236)	4,118	1,359	—	1,282,558
Operating income	85,363	(3,270)	2,236	(4,118)	(1,359)	—	78,852
Interest expense	7,883	—	—	—	—	—	7,883
Income before provision for income taxes	77,480	(3,270)	2,236	(4,118)	(1,359)	—	70,969
Provision for income taxes	28,484	—	—	—	—	(3,435)	25,049
Net income	$48,996	$(3,270)	$2,236	$(4,118)	$(1,359)	$3,435	$45,920
Earnings per share:
Basic	$1.36						$1.27
Diluted	$1.29						$1.21
Weighted average common stock outstanding:
Basic	36,133						36,133
Diluted	37,913						37,913

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Impact on Consolidated Balance Sheets
The net effect of the restatement described above on the Company's previously issued consolidated balance sheets as of December 31, 2015 and 2014 is as follows (in thousands):

	December 31, 2015
	As Previously Reported (1)	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities		Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$8,664	$—	$(734)		$—	$—	$—	$7,930
Accounts receivable	272,176	(12,147)	—		—	—	—	260,029
Deferred income taxes	4,876	—	—		—	—	16,015	20,891
Income tax receivable	11,262	—	—		—	—	9,401	20,663
Prepaid expenses and other current assets	50,839	(112)	(10,464)		(2,405)	(807)	—	37,051
Total current assets	347,817	(12,259)	(11,198)		(2,405)	(807)	25,416	346,564
Property and equipment, net	197,744	—	302	—	—	(2,682)	—	195,364
Other assets:
Goodwill	691,118	(2,136)	(530)		—	(9,626)	3,984	682,810
Intangible assets, net	76,694	—	(1,000)		—	—	—	75,694
Other noncurrent assets	12,752	(230)	1,368		—	—	(6,569)	7,321
Total other assets	780,564	(2,366)	(162)		—	(9,626)	(2,585)	765,825
Total assets	$1,326,125	$(14,625)	$(11,058)		$(2,405)	$(13,115)	$22,831	$1,307,753
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$15,000	$—	$—		$—	$—	$417,830	$432,830
Accounts payable	104,357	11,125	684		—	—	—	116,166
Accrued expenses and other current liabilities	48,657	288	15,225		17,644	—	108	81,922
Total current liabilities	168,014	11,413	15,909		17,644	—	417,938	630,918
Long-term debt, net of current maturities	424,399	—	—		—	—	(424,399)	—
Long-term deferred tax liabilities	104,400	—	—		—	—	688	105,088
Other long-term liabilities	16,005	—	(697)		—	—	—	15,308
Total liabilities	712,818	11,413	15,212		17,644	—	(5,773)	751,314
Commitments and contingencies (Note 12)
Stockholders' investment:
Common stock	383	—	—		—	—	—	383
Additional paid-in capital	397,253	—	—		—	—	—	397,253
Retained earnings	215,671	(26,038)	(26,270)		(20,049)	(13,115)	28,604	158,803
Total stockholders’ investment	613,307	(26,038)	(26,270)		(20,049)	(13,115)	28,604	556,439
Total liabilities and stockholders' investment	$1,326,125	$(14,625)	$(11,058)		$(2,405)	$(13,115)	$22,831	$1,307,753
(1) As previously reported balances have been revised to separate taxes receivable from prepaid expenses and other current assets and long-term deferred tax liabilities from other long-term liabilities.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2014
	As Previously Reported (1)	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,345	$—	$(536)	$—	$—	$—	$10,809
Accounts receivable	284,379	(7,017)	—	—	—	—	277,362
Deferred income taxes	8,607	—	—	—	—	8,896	17,503
Income tax receivable	7,540	—	—	—	—	6,103	13,643
Prepaid expenses and other current assets	39,118	(457)	(6,772)	(2,067)	—	—	29,822
Total current assets	350,989	(7,474)	(7,308)	(2,067)	—	14,999	349,139
Property and equipment, net	146,850	—	—	—	3,546	—	150,396
Other assets:
Goodwill	669,652	(783)	1,894	—	(9,626)	3,540	664,677
Intangible assets, net	79,878	—	(1,000)	—	—	—	78,878
Other noncurrent assets	10,451	(140)	3,292	—	—	(6,055)	7,548
Total other assets	759,981	(923)	4,186	—	(9,626)	(2,515)	751,103
Total assets	1,257,820	(8,397)	(3,122)	(2,067)	(6,080)	12,484	1,250,638
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	10,000	—	—	—	—	413,945	423,945
Accounts payable	118,743	6,810	1,269		—	—	126,822
Accrued expenses and other current liabilities	42,352	—	11,938	12,310	—	—	66,600
Total current liabilities	171,095	6,810	13,207	12,310	—	413,945	617,367
Long-term debt, net of current maturities	420,000	—	—	—	—	(420,000)	—
Long-term deferred tax liabilities	94,338	—	—	—	—	1,857	96,195
Other long-term liabilities	13,612	—	(823)	—	—	—	12,789
Total liabilities	699,045	6,810	12,384	12,310	—	(4,198)	726,351
Commitments and contingencies (Note 12)
Stockholders' investment:
Common stock	379	—	—	—	—	—	379
Additional paid-in capital	390,725	—	—	—	—	—	390,725
Retained earnings	167,671	(15,207)	(15,506)	(14,377)	(6,080)	16,682	133,183
Total stockholders’ investment	558,775	(15,207)	(15,506)	(14,377)	(6,080)	16,682	524,287
Total liabilities and stockholders' investment	$1,257,820	$(8,397)	$(3,122)	$(2,067)	$(6,080)	$12,484	$1,250,638
(1) As previously reported balances have been revised to separate taxes receivable from prepaid expenses and other current assets and long-term deferred tax liabilities from other long-term liabilities.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Cumulative Effect of Prior Period Adjustments
The following table presents the impact of the restatement on the Company's beginning retained earnings and other stockholders' investment balances, cumulatively to reflect adjustments recorded to all periods prior to January 1, 2013 (in thousands, except shares):

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders'Investment
BALANCE, January 1, 2013 (as previously reported)	34,371,497	$344	$325,034	$66,701	$392,079
Receivables & related reserves	—	—	—	(3,015)	(3,015)
Unrecorded charges & contingent liabilities	—	—	—	(5,238)	(5,238)
Insurance reserves & related receivables	—	—	—	(4,809)	(4,809)
Capital improvements & aircraft spare parts	—	—	—	(2,227)	(2,227)
Income taxes & debt reclassification	—	—	—	3,141	3,141
BALANCE, January 1, 2013 (as restated)	34,371,497	$344	$325,034	$54,553	$379,931

Impact on Consolidated Statements of Cash Flows
The net effect of the restatement described above on the Company's previously issued consolidated statements of cash flows for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	For the Year Ended December 31, 2015
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$48,000	$(22,380)	$25,620
Depreciation and amortization	34,608	(697)	33,911
(Gain) loss on disposal of buildings and equipment	(424)	1,724	1,300
Share-based compensation	2,500	—	2,500
Adjustments to contingent purchase obligation	—	(2,931)	(2,931)
Provision for bad debts	3,010	1,806	4,816
Excess tax benefit on share-based compensation	(1,175)	—	(1,175)
Deferred tax provision	10,534	(7,780)	2,754
Changes in (net of acquisitions):
Accounts receivable	13,984	5,057	19,041
Income tax receivable	—	(7,020)	(7,020)
Prepaid expenses and other assets	(17,603)	11,575	(6,028)
Accounts payable	(15,658)	3,729	(11,929)
Accrued expenses and other liabilities	(4,414)	11,769	7,355
Net cash provided by operating activities	73,362	(5,148)	68,214
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(32,765)	—	(32,765)
Capital expenditures	(54,859)	4,875	(49,984)
Proceeds from sale of buildings and equipment	6,080	(2)	6,078
Net cash used in investing activities	(81,544)	4,873	(76,671)
Cash flows from financing activities:
Net cash provided by financing activities	5,501	77	5,578
Net decrease in cash and cash equivalents	(2,681)	(198)	(2,879)
Cash and cash equivalents:
Beginning of period	11,345	(536)	10,809
End of period	$8,664	$(734)	$7,930

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$51,974	$(19,264)	$32,710
Depreciation and amortization	27,145	(824)	26,321
(Gain) loss on disposal of buildings and equipment	(106)	315	209
Share-based compensation	2,255	—	2,255
Adjustments to contingent purchase obligation	—	(1,722)	(1,722)
Provision for bad debts	4,499	5,154	9,653
Excess tax benefit on share-based compensation	(1,441)	—	(1,441)
Deferred tax provision	7,512	(5,045)	2,467
Changes in (net of acquisitions):
Accounts receivable	(44,520)	892	(43,628)
Income tax receivable	—	(5,899)	(5,899)
Prepaid expenses and other assets	(5,180)	145	(5,035)
Accounts payable	10,877	4,044	14,921
Accrued expenses and other liabilities	(12,385)	18,802	6,417
Net cash provided by operating activities	40,630	(3,402)	37,228
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(230,818)	—	(230,818)
Capital expenditures	(44,977)	3,002	(41,975)
Proceeds from sale of buildings and equipment	6,951	—	6,951
Net cash used in investing activities	(268,844)	3,002	(265,842)
Cash flows from financing activities:
Net cash provided by financing activities	234,121	(136)	233,985
Net (decrease) increase in cash and cash equivalents	5,907	(536)	5,371
Cash and cash equivalents:
Beginning of period	5,438	—	5,438
End of period	$11,345	$(536)	$10,809

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$48,996	$(3,076)	$45,920
Depreciation and amortization	18,490	(866)	17,624
(Gain) loss on disposal of buildings and equipment	(1,343)	(61)	(1,404)
Share-based compensation	1,503	—	1,503
Adjustments to contingent purchase obligation	—	(10,443)	(10,443)
Provision for bad debts	2,934	790	3,724
Excess tax benefit on share-based compensation	(4,297)	—	(4,297)
Deferred tax provision	8,280	(2,403)	5,877
Changes in (net of acquisitions):
Accounts receivable	(28,891)	88	(28,803)
Income tax receivable	—	(5,079)	(5,079)
Prepaid expenses and other assets	(6,205)	(1,562)	(7,767)
Accounts payable	(380)	825	445
Accrued expenses and other liabilities	(2,964)	19,308	16,344
Net cash provided by operating activities	36,123	(2,479)	33,644
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(100,648)	—	(100,648)
Capital expenditures	(31,546)	2,179	(29,367)
Proceeds from sale of buildings and equipment	5,121	—	5,121
Net cash used in investing activities	(127,073)	2,179	(124,894)
Cash flows from financing activities:
Net cash provided by financing activities	84,480	300	84,780
Net decrease in cash and cash equivalents	(6,470)	—	(6,470)
Cash and cash equivalents:
Beginning of period	11,908	—	11,908
End of period	$5,438	$—	$5,438
16. Subsequent Events
Following the Company's press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin on behalf of a class of persons who acquired common stock of the Company between May 8, 2014 and January 30, 2017, inclusive. The Complaints allege that the Company, Mark A. DiBlasi, and Peter R. Armbruster violated Section 10(b) of the Exchange Act, and Messrs. DiBlasi and Armbruster violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company's internal control over financial reporting and financial statements. The Complaints seek certification as a class action, compensatory damages, and attorney’s fees and costs. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation, and appointed Public Employees’ Retirement System as lead plaintiff. Counsel for lead plaintiff has advised the Company of their intent to file a consolidated Amended Complaint after the Company issues its restated financial statements.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on the Company's behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden. Count I of the Complaint alleges the Director Defendants breached their fiduciary duties by “knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions,” and seeks unspecified damages. Count II of the Complaint alleges the Officer Defendants DiBlasi, Armbruster, and van Helden received substantial performance-based compensation and bonuses for fiscal year 2014 that should be disgorged. The action has been stayed by agreement pending a decision on an anticipated motion to dismiss the Amended Complaint to be filed in the securities class action described above.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on the Company's behalf and class action claims in the United States District Court for the Eastern District of Wisconsin (Case No. 17-cv-00893-PP) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, Brian van Helden, Scott Dobak, and Ralph Kittle. Count I of the complaint alleges the Individual Defendants other than Armbruster, Dobak, Evans, Kittle, and van Helden, violated Section 14(a) of the Exchange Act by making false and misleading statements in proxies concerning the Company's financial statements and internal controls. Count II of the Complaint alleges: (i) all the Individual Defendants breached their fiduciary duties of good faith, candor, and loyalty by creating a culture of lawlessness; (ii) the Officer Defendants knew, were reckless, or were grossly negligent in not knowing that the Company lacked effective internal controls and the financial statements were inaccurate; (iii) the Director Defendants other than Dobak and Kittle breached their duty of loyalty by recklessly permitting the improper statements concerning the Company's internal controls and its financial statements; (iv) the Director Defendants other than Dobak and Kittle breached their fiduciary duty and committed the ultra vires act of appointing the interlocking director defendant Dobak to the Company's Board of Directors in violation of Section 8 of the Clayton Act; and (v) the Audit Committee Defendants breached their fiduciary duty of loyalty by approving the statements concerning the Company's internal controls and financial statements. Count III of the Complaint alleges all the Individual Defendants wasted corporate assets by: (i) spending hundreds of millions of dollars to purchase various companies in connection with its alleged reckless growth-through-acquisition strategy; (ii) forcing the Company to have to defend itself in the securities fraud lawsuits; and (iii) paying improper compensation and bonuses to certain of the executive officers and directors who breached their fiduciary duty. Count IV of the Complaint alleges all the Individual Defendants were unjustly enriched as a result of the compensation and director remuneration they received while breaching their fiduciary duties. Count V of the Complaint alleges a direct claim against the current directors based on the Company's failure to hold an annual meeting of stockholders by June 18, 2017 (13 months after its previous annual meeting of stockholders). The complaint seeks judgment awarding unspecified damages, directing the Company to make certain corporate governance changes, awarding restitution, ordering disgorgement, directing the Company to hold its annual meeting of stockholders, and directing the Board of Directors to remove Dobak from the Board. On September 29, 2017, all the Defendants filed a motion to dismiss the complaint. The motion is being held in abeyance pending the Company filing its restated consolidated financial statements.
On December 22, 2017, Chester County Employees Retirement Fund filed a Complaint alleging derivative claims on the Company's behalf in the United States District Court for the Eastern District of Wisconsin (Case No. 2:17-cv-01788-NJ) against the same defendants as those named in the Kent action. The allegations are substantially the same as those in the Kent Complaint.
In addition, subsequent to the Company's announcement that certain previously filed financial statements should not be relied upon, the Company was contacted by the SEC, FINRA, and the Department of Justice. The Department of Justice and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. The Company has received formal requests for documents and other information. The Company is cooperating fully with all of these agencies.
The Company is unable to estimate the costs associated with the above matters at this time.