Form 10-Q/A
period 2016-03-31
Roadrunner Transportation Systems, Inc.
filed 2018-01-30
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 24, 2018, there were outstanding 38,423,391 shares of the registrant’s Common Stock, par value $.01 per share.

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment” or “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 10, 2016 (the “Original Form 10-Q”). The purpose of this Amendment is to restate our previously issued condensed consolidated financial statements and related financial information in the Original Form 10-Q. This Form 10-Q/A also revises our previous evaluation of disclosure controls and procedures.
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
As a result of these errors, we have restated the unaudited condensed consolidated financial statements and related information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015.
Other Amended Filings
In addition to this Form 10-Q/A, we are concurrently filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2015 to restate our previously issued consolidated financial statements and related financial information and revise our previous conclusion with respect to the effectiveness of our internal control over financial reporting. We are also concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2016 and September 30, 2016 to restate our previously issued condensed consolidated financial statements and related financial information presented therein and to revise our previous conclusion with respect to the effectiveness of our disclosure controls and procedures.
Internal Control Consideration
Management has determined that the material accounting errors resulted from deficiencies in our internal control over financial reporting that constitute material weaknesses.
Items Amended in this Form 10-Q/A
For the convenience of the reader, this Form 10-Q/A amends and restates the Original Form 10-Q in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. This Form 10-Q/A speaks as of the date of the Original Form 10-Q and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-Q other than those associated with the restatement of our condensed consolidated financial statements. The following items in the Original Form 10-Q have been amended as a result of, and to reflect, the restatement:
•Part I. Item 1. Financial Statements
•Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I. Item 4. Controls and Procedures
•Part II. Item 1. Legal Proceedings

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as Principal Executive Officer and Principal Financial Officer) dated as of the filing date of this Form 10-Q/A.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANACIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2016	December 31, 2015
	As Restated (1)	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$6,868	$7,930
Accounts receivable, net of allowances of $14,154 and $14,026, respectively	258,797	260,029
Deferred income taxes	20,338	20,891
Income tax receivable	21,289	20,663
Prepaid expenses and other current assets	32,404	37,051
Total current assets	339,696	346,564
Property and equipment, net of accumulated depreciation of $71,528 and $64,780, respectively	193,540	195,364
Other assets:
Goodwill	683,379	682,810
Intangible assets, net	73,547	75,694
Other noncurrent assets	7,920	7,321
Total other assets	764,846	765,825
Total assets	$1,298,082	$1,307,753
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$416,110	$432,830
Accounts payable	125,242	116,166
Accrued expenses and other current liabilities	79,491	81,922
Total current liabilities	620,843	630,918
Long-term deferred tax liabilities	105,455	105,088
Other long-term liabilities	14,313	15,308
Total liabilities	740,611	751,314
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 38,318 and 38,266 shares issued and outstanding	383	383
Additional paid-in capital	397,385	397,253
Retained earnings	159,703	158,803
Total stockholders’ investment	557,471	556,439
Total liabilities and stockholders’ investment	$1,298,082	$1,307,753
(1) See Note 13 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
	As Restated (1)	As Restated (1)
Revenues	$466,546	$488,834
Operating expenses:
Purchased transportation costs	308,039	327,377
Personnel and related benefits	68,349	62,964
Other operating expenses	73,873	71,212
Depreciation and amortization	9,209	6,807
Total operating expenses	459,470	468,360
Operating income	7,076	20,474
Interest expense	5,608	4,609
Income before provision for income taxes	1,468	15,865
Provision for income taxes	568	6,045
Net income	$900	$9,820
Earnings per share:
Basic	$0.02	$0.26
Diluted	$0.02	$0.25
Weighted average common stock outstanding:
Basic	38,284	38,011
Diluted	38,372	39,324
(1) See Note 13 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
	As Restated (1)	As Restated (1)
Cash flows from operating activities:
Net income	$900	$9,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,886	7,325
Loss on disposal of property and equipment	496	291
Share-based compensation	549	796
Adjustment to contingent purchase obligations	—	(244)
Provision for bad debts	764	1,209
Tax deficiency (excess tax benefit) on share-based compensation	253	(811)
Deferred tax provision	367	607
Changes in:
Accounts receivable	468	(3,745)
Income tax receivable	(626)	(1,506)
Prepaid expenses and other assets	3,581	159
Accounts payable	9,076	(10,540)
Accrued expenses and other liabilities	(2,241)	8,005
Net cash provided by operating activities	23,473	11,366
Cash flows from investing activities:
Capital expenditures	(6,047)	(14,932)
Proceeds from sale of property and equipment	213	522
Net cash used in investing activities	(5,834)	(14,410)
Cash flows from financing activities:
Borrowings under revolving credit facilities	51,665	32,764
Payments under revolving credit facilities	(65,314)	(26,764)
Debt payments	(3,750)	(2,500)
Payments of contingent purchase obligations	—	(1,906)
Proceeds from issuance of common stock net of issuance costs	—	2,178
Proceeds from issuance of restricted stock, net of taxes paid	(164)	(839)
(Tax deficiency) excess tax benefit on share-based compensation	(253)	811
Reduction of capital lease obligation	(885)	(101)
Net cash (used in) provided by financing activities	(18,701)	3,643
Net (decrease) increase in cash and cash equivalents	(1,062)	599
Cash and cash equivalents:
Beginning of period	7,930	10,809
End of period	$6,868	$11,408
Supplemental cash flow information:
Cash paid for interest	$3,734	$3,888
Cash paid for income taxes (net of refunds)	$(79)	$1,112
(1) See Note 13 “Restatement of Previously Issued Financial Statements.”
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
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the Company's opinion, except as noted below with respect to the change in accounting principle, the change in segments, and the adjustments related to the restatement of previously issued financial statements as disclosed in Note 13, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
Change in Accounting Principle
On January 1, 2016, the Company adopted a new methodology for accounting for debt issuance costs in accordance with the Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires debt issuance costs related to a recognized debt liability in the balance sheet to be presented as a direct reduction from the carrying amount of that debt liability. The change in methodology has been applied retrospectively. The balance of the debt issuance costs has been reclassified from other noncurrent assets to a direct reduction of debt on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which was updated in August 2015 by Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service (that is, the entity is a principal) or to a rrange for that good or service to be provided by another party. When the principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount. When an entity that is an agent satisfies the performance obligation, that entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. Both ASU 2014-09 and ASU 2016-08 will be effective for the Company in 2018. The Company is in the process of evaluating the guidance in these Accounting Standards Updates and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will be effective for the Company in 2017 and includes simplification of the following aspects of share-based payment transactions:
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
The Company expects to prospectively adopt ASU 2016-09 in January 2017. Upon adoption of ASU 2016-09 in January 2017, the Company will recognize any excess tax benefits or tax deficiencies through the condensed consolidated statements of operations. The Company has historically been able to offset excess tax benefits and/or tax deficiencies against taxes payable, so no cumulative effect adjustment to retained earnings is expected upon adoption. Effective January 1, 2017, the Company will no longer present excess tax benefits and/or tax deficiencies under both operating activities and financing activities within the condensed consolidated statements of cash flows for any period presented. The Company will elect to recognize forfeitures as they occur and the Company expects that the cumulative effect of adjustments to retained earnings, if any, will be de minimis.

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
The results of operations and financial condition of this acquisition have been included in the Company's condensed consolidated financial statements since its acquisition date. The acquisition of Stagecoach is considered immaterial. The goodwill for the acquisition is a result of acquiring and retaining the existing workforce and expected synergies from integrating the operations into the Company. Purchase accounting for the Stagecoach acquisition is considered final except for long-term assets, deferred taxes, and goodwill, as final information was not available as of March 31, 2016.
3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company evaluates goodwill and intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach that begins with the estimation of the fair value at the reporting unit level. The Company has four reporting units for its three segments: one reporting unit for its TL segment; one reporting unit for its LTL segment; and two reporting units for its Global Solutions segment.
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
A decline in TL revenues, from TL forecasted revenues, due to declines in freight volumes and lower pricing yield during the quarter ended March 31, 2016, resulted in a triggering event that required the Company to perform an interim goodwill impairment analysis of its TL reporting unit as of March 31, 2016. The Company completed its interim impairment analysis of the TL reporting unit and determined no impairment had occurred. As a result, there is no goodwill impairment for any of the periods presented in the Company's condensed consolidated financial statements.
As indicated in Note 1, in connection with the change in segments, the Company reallocated goodwill of $77.5 million between the TL and Global Solutions segments as of December 31, 2015. Additionally, the goodwill balances have been adjusted for the effects of the restatement discussed in Note 13. The following is a rollforward of goodwill from December 31, 2015 to March 31, 2016 by segment (in thousands):

	TL	LTL	Global Solutions	Total
Goodwill balance as of December 31, 2015	$254,940	$197,312	$230,558	$682,810
Adjustments to goodwill for purchase accounting	569	—	—	569
Goodwill balance as of March 31, 2016	$255,509	$197,312	$230,558	$683,379

Intangible assets consist primarily of customer relationships acquired from business acquisitions. As indicated in Note 1, in connection with the change in segments, the Company reallocated net intangible assets of $2.7 million between the TL and Global Solutions segments as of December 31, 2015. Additionally, the intangible asset balances have been adjusted for the effects of the restatement discussed in Note 13. Intangible assets as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$57,468	$(10,922)	$46,546	$57,468	$(9,714)	$47,754
LTL	1,358	(1,033)	325	1,358	(1,017)	341
Global Solutions	38,427	(11,751)	26,676	38,427	(10,828)	27,599
Total	$97,253	$(23,706)	$73,547	$97,253	$(21,559)	$75,694
The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $2.1 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of March 31, 2016 is as follows (in thousands):

Remainder 2016	$6,418
2017	8,447
2018	8,183
2019	7,879
2020	7,506
2021	7,324
Thereafter	27,790
Total	$73,547
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
Certain of the Company’s acquisitions contain contingent purchase obligations as described in Note 2. The contingent purchase obligation related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value. Changes to the fair value are recognized as income or expense within other operating expenses in the condensed consolidated statements of operations. In measuring the fair value of the contingent purchase obligation, the Company used an income approach that considers the expected future earnings of the acquired businesses, for the varying performance periods, based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate.
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
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance, beginning of period	$4,913	$6,842
Payments of contingent purchase obligations	—	(1,906)
Interest expense	—	90
Adjustments to contingent purchase obligations (1)	—	(244)
Balance, end of period	$4,913	$4,782

(1)	Adjustments to contingent purchase obligations are reported in other operating expenses in the condensed consolidated statements of operations.
5. Debt
Debt as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior debt:
Revolving credit facility	$129,500	$143,149
Term loan	292,500	296,250
Total debt	422,000	439,399
Less: Debt issuance costs	(5,890)	(6,569)
Total debt, net of debt issuance costs	416,110	432,830
Less: Current maturities	(416,110)	(432,830)
Total debt, net of current maturities	$—	$—
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
The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. The required maximum cash flow leverage ratio is 3.75 to 1.0 as of March 31, 2016 and decreases to 3.50 to 1.0 as of June 30, 2016. However, after considering the effects of the restatement, the Company was not in compliance with its financial covenants contained in the credit agreement as of March 31, 2016 and accordingly, the Company's senior debt has been classified as current on the condensed consolidated balance sheets.
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
6. Stockholders’ Investment
Changes in stockholders’ investment for the three months ended March 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$556,439	$524,287
Net income	900	9,820
Share-based compensation	549	796
Issuance of restricted stock units, net of taxes paid	(164)	(839)
Issuance of common stock from stock options	—	2,178
(Tax deficiency) excess tax benefit on share-based compensation	(253)	811
Ending balance	$557,471	$537,053
7. Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options, the conversion of warrants, and the delivery of stock underlying restricted stock units using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net income used in the computation of basic and diluted earnings per share.
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

	Three Months Ended
	March 31,
	2016	2015
Basic weighted average common stock outstanding	38,284	38,011
Effect of dilutive securities
Employee stock options	9	118
Warrants	55	1,140
Restricted stock units	24	55
Diluted weighted average common stock outstanding	38,372	39,324
8. Income Taxes
The effective income tax rate was 38.7% for the three months ended March 31, 2016 and 38.1% for the three months ended March 31, 2015, respectively. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.
9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $15.5 million as of March 31, 2016.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $4.0 million and $4.7 million as of March 31, 2016 and December 31, 2015, respectively.
During the third quarter of 2015 the Company experienced an acceleration of its IC recruiting costs, guarantee payments, and reseating and reconditioning costs associated with these lease purchase programs. Accordingly, the Company decided to terminate certain lease purchase guarantee programs in favor of new lease purchase programs that do not involve a guarantee from the Company and utilize newer equipment under warranty. As of December 31, 2015, the Company recorded a loss reserve of $1.3 million in accrued expenses and other current liabilities. There was no loss reserve recorded as of March 31, 2016. The Company paid $2.9 million and $1.0 million for its guarantee during the first quarter of 2016 and 2015, respectively.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of March 31, 2016 and December 31, 2015, the Company had reserves for estimated uninsured losses of $23.0 million and $25.9 million, respectively, included in accrued expenses and other current liabilities.
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
The Company has a number of dedicated carriers that haul freight for the operating companies that are owned by employees of the operating companies. The Company paid an aggregate of $1.7 million and $1.4 million to these carriers during the three months ended March 31, 2016 and 2015, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $0.6 million and $0.1 million under these leases during the three months ended March 31, 2016 and 2015, respectively.
12. Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three segments: TL, LTL, and Global Solutions. As indicated in Note 1, the Company realigned two of its operating companies into different segments. Segment disclosures as of December 31, 2015 and for the three months ended March 31, 2015 have been retrospectively revised to reflect this change in segments.
These segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed corporate, which is not a segment and includes acquisition transaction expenses, corporate salaries, and share-based compensation expense.

The following table reflects certain financial data of the Company’s segments, which has been adjusted for the effects of the restatement described in Note 13, for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
TL	$273,344	$271,859
LTL	114,353	131,645
Global Solutions	83,378	92,746
Eliminations	(4,529)	(7,416)
Total	466,546	488,834
Operating income:
TL	$3,798	$13,398
LTL	1,745	7,742
Global Solutions	7,404	5,970
Corporate	(5,871)	(6,636)
Total operating income	7,076	20,474
Interest expense	5,608	4,609
Income before provision for income taxes	$1,468	$15,865
Depreciation and amortization:
TL	$6,742	$4,494
LTL	869	727
Global Solutions	1,222	1,276
Corporate	376	310
Total	$9,209	$6,807
Capital expenditures:
TL	$3,138	$13,652
LTL	1,111	563
Global Solutions	1,689	63
Corporate	109	654
Total	$6,047	$14,932

	March 31, 2016	December 31, 2015
Assets:
TL	$642,668	$656,491
LTL	333,490	330,203
Global Solutions	316,027	317,453
Corporate	7,073	8,057
Eliminations(1)	(1,176)	(4,451)
Total	$1,298,082	$1,307,753
(1) Eliminations represents intercompany trade receivable balances between the three segments.

13. Restatement of Previously Issued Financial Statements
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
Receivables and Related Reserves
Trade Receivables and Allowance for Doubtful Accounts
The Company identified and corrected certain errors related to its accounting for trade receivables and related allowance for doubtful accounts that were misstated. In its original analysis, the Company did not consider all of the relevant information available with respect to the deteriorated aging and collection information available at the time its condensed consolidated financial statements were previously issued, which resulted in an understatement of the allowance for doubtful accounts and other operating expenses. There were also instances in which a customer's receivables and the corresponding revenue were overstated for shipments that did not occur. Accounts receivable and allowance for doubtful accounts and the corresponding revenue and other operating expenses have been corrected in the restated condensed consolidated financial statements.
The Company also corrected goodwill in the restated condensed consolidated financial statements related to an allowance for doubtful accounts at the acquisition date.
Contractor Receivables and Related Reserves
The Company identified and corrected certain errors related to its accounting for contractor receivables and related reserves recorded as either contra liabilities or other assets. The Company determined gross contractor receivables were understated because amounts were reported as contra liabilities with no right of offset. The Company also noted that contractor receivables were overstated and other operating expenses understated because the Company, in its original analysis, did not consider all of the relevant information available with respect to historical IC turnover or the collectibility of contractor receivables when a driver was no longer contracted by the Company. Contractor receivables and related reserves and the corresponding other operating expenses have been corrected in the restated condensed consolidated financial statements.

Unrecorded Charges and Contingent Liabilities
Unrecorded Charges
The Company identified and corrected certain errors related to the overstatement of cash and prepaid expenses (including other receivables) and understatement of accounts payable and accrued expenses, which resulted in an understatement of the related other operating expenses. Errors in the cash accounts resulted from certain operating companies failing to complete their bank reconciliations on-time. Errors in the prepaid expense and other current assets, accounts payable, and accrued expense accounts resulted from not amortizing prepaid balances across relevant service periods, not considering collectibility of other receivables (excluding contractor receivables), and not recording expenses in the period incurred. Cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities and the related other operating expenses have been corrected in the restated condensed consolidated financial statements.
The Company determined that it did not properly establish an accrual for contractor or driver payables incurred but not paid at the acquisition date for one of its operating companies. It was also determined that subsequent accruals were also not established, thereby understating purchase transportation costs. Using actual payment data, the Company determined the accrual for its driver and contractor payables at the date of acquisition and at the end of each subsequent period. Additionally, the Company identified discrepancies between how certain operating companies were recording settlement deductions for ICs resulting in an overstatement of purchased transportation costs and an understatement of other operating expenses. The Company corrected purchased transportation costs and other operating expenses in the restated condensed consolidated financial statements.
The Company also corrected goodwill and intangible assets in the restated condensed consolidated financial statements related to an incorrect allocation recorded at the acquisition date.
Lease Purchase Guarantee
The Company identified and corrected errors related to its accounting for the lease purchase guarantees it makes for its IC's that lease tractors from certain leasing companies. The Company previously underestimated the default rate under these leases, which resulted in an understatement of accrued expenses, the corresponding prepaid expense, and other operating expenses in subsequent periods. The Company corrected other operating expenses resulting from subsequent amortization of the prepaid expense and increased accrued expense and other liabilities in the restated condensed consolidated financial statements.
Contingent Purchase Obligations
The Company identified and corrected errors related to its subsequent accounting for contingent purchase obligation reserves related to certain acquisitions. The subsequent adjustments of the contingent purchase obligations were not based on management's best estimate or information available at the time the Company completed its analysis for each period resulting in the misstatement of other operating expenses in particular periods. The Company recorded adjustments to other operating expenses, accrued expenses and other current liabilities, and other long-term liabilities in the restated condensed consolidated financial statements.
Insurance Reserves and Related Receivables
The Company identified and corrected certain errors related to its accounting for insurance reserves. The Company did not consider certain information available at the time its condensed consolidated financial statements were previously issued, resulting in an understatement of accrued expenses and other current liabilities and related other operating expenses. The Company reviewed claims submitted and paid, as well as claims incurred but not reported for auto liability, workers compensation, and short or damaged cargo to estimate the required reserves. The Company corrected accrued expenses and other current liabilities and other operating expenses for the increased insurance reserves in the restated condensed consolidated financial statements.
The Company also recorded receivables from insurers related to some of these claims but over-estimated the amount of the reimbursement, which resulted in an overstatement of prepaid expenses and other current assets and an understatement of other operating expenses. The Company corrected the prepaid expenses and other current assets and other operating expenses in the restated condensed consolidated financial statements.
Capital Improvements and Aircraft Spare Parts
Capital Improvements
The Company identified and corrected errors related to its accounting for capitalized improvements. Specifically, the Company capitalized certain repair and maintenance expenses and other operating expenses that did not extend the useful life of the primary asset. This resulted in an understatement of operating expenses in the period which this occurred and an overstatement of depreciation expense in subsequent periods. Property and equipment and accumulated depreciation and related other operating expenses and depreciation expenses have been corrected in the restated condensed consolidated financial statements.

Aircraft Spare Parts
The Company identified and corrected certain errors related to its accounting for its spare parts associated with its aircraft fleet, which were previously expensed when purchased as opposed to capitalizing. In connection with the restatement, the Company determined that the cost of the spare parts for its aircraft was material at the acquisition date and should have been capitalized. The Company corrected its accounting policy accordingly. The Company recorded the capitalization of spare parts for aircraft, which increased property and equipment and decreased other operating expenses as the spare parts were purchased. The Company recorded increases to depreciation and amortization in subsequent periods. The Company also increased property and equipment and reduced goodwill to capitalize the spare parts on-hand at acquisition
Income Taxes and Debt Reclassification
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
Debt Reclassification
As discussed in Note 5, after considering the effects of the restatement adjustments, the Company was not in compliance with its debt covenants and as such, reclassified all of its debt to current.
Impact on Condensed Consolidated Statements of Operations
The net effect of the restatement described above on the Company's previously issued condensed consolidated statements of operations for the three month periods ended March 31, 2016 and 2015 is as follows (in thousands, except per share):

	Three Months Ended March 31, 2016
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
Revenues	$465,632	$1,914	$(1,000)	$—	$—	$—	$466,546
Operating expenses:
Purchased transportation costs	308,474	—	(435)	—	—	—	308,039
Personnel and related benefits	67,601	—	748	—	—	—	68,349
Other operating expenses	69,415	553	34	1,279	2,592	—	73,873
Depreciation and amortization	9,536	—	—	—	(327)	—	9,209
Total operating expenses	455,026	553	347	1,279	2,265	—	459,470
Operating income	10,606	1,361	(1,347)	(1,279)	(2,265)	—	7,076
Interest expense	5,608	—	—	—	—	—	5,608
Income before provision for income taxes	4,998	1,361	(1,347)	(1,279)	(2,265)	—	1,468
Provision for income taxes	1,933	—	—	—	—	(1,365)	568
Net income	$3,065	$1,361	$(1,347)	$(1,279)	$(2,265)	$1,365	$900
Earnings per share:
Basic	$0.08						$0.02
Diluted	$0.08						$0.02
Weighted average common stock outstanding:
Basic	38,284						38,284
Diluted	38,372						38,372

	Three Months Ended March 31, 2015
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
Revenues	$488,970	$(136)	$—	$—	$—	$—	$488,834
Operating expenses:
Purchased transportation costs	328,491	—	(1,114)	—	—	—	327,377
Personnel and related benefits	62,055	—	909	—	—	—	62,964
Other operating expenses	64,745	1,979	2,032	1,373	1,083	—	71,212
Depreciation and amortization	6,877	—	—	—	(70)	—	6,807
Total operating expenses	462,168	1,979	1,827	1,373	1,013	—	468,360
Operating income	26,802	(2,115)	(1,827)	(1,373)	(1,013)	—	20,474
Interest expense	4,609	—	—	—	—	—	4,609
Income before provision for income taxes	22,193	(2,115)	(1,827)	(1,373)	(1,013)	—	15,865
Provision for income taxes	8,589	—	—	—	—	(2,544)	6,045
Net income	$13,604	$(2,115)	$(1,827)	$(1,373)	$(1,013)	$2,544	$9,820
Earnings per share:
Basic	$0.36						$0.26
Diluted	$0.35						$0.25
Weighted average common stock outstanding:
Basic (1)	38,011						38,011
Diluted (1)	39,341						39,324
(1) As restated amounts for basic and diluted weighted average common stock outstanding have been corrected for a computational error identified.

Impact on Condensed Consolidated Balance Sheets
The net effect of the restatement described above on the Company's previously issued condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$8,064	$—	$(1,196)	$—	$—	$—	$6,868
Accounts receivable	268,441	(9,644)		—	—	—	258,797
Deferred income taxes	4,323	—	—	—	—	16,015	20,338
Income tax receivable	10,523	—	—	—	—	10,766	21,289
Prepaid expenses and other current assets	49,819	(1,277)	(11,692)	(2,642)	(1,804)	—	32,404
Total current assets	341,170	(10,921)	(12,888)	(2,642)	(1,804)	26,781	339,696
Property and equipment	197,353	—	302	—	(4,115)	—	193,540
Other assets:
Goodwill	691,687	(2,136)	(530)		(9,626)	3,984	683,379
Intangible assets, net	74,547	—	(1,000)	—	—	—	73,547
Other noncurrent assets	5,828	(230)	2,157	—	165	—	7,920
Total other assets	772,062	(2,366)	627	—	(9,461)	3,984	764,846
Total assets	$1,310,585	$(13,287)	$(11,959)	$(2,642)	$(15,380)	$30,765	$1,298,082
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$15,000	$—	$—	$—	$—	$401,110	$416,110
Accounts payable	111,362	10,970	2,910	—	—	—	125,242
Accrued expenses and other current liabilities	47,729	420	12,548	18,686	—	108	79,491
Total current liabilities	174,091	11,390	15,458	18,686	—	401,218	620,843
Long-term debt, net of current maturities	401,110	—	—	—	—	(401,110)	—
Long-term deferred tax liabilities	104,767	—	—	—	—	688	105,455
Other long-term liabilities	14,113	—	200	—	—	—	14,313
Total liabilities	694,081	11,390	15,658	18,686	—	796	740,611
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock	383	—	—	—	—	—	383
Additional paid-in capital	397,385	—	—	—	—	—	397,385
Retained earnings	218,736	(24,677)	(27,617)	(21,328)	(15,380)	29,969	159,703
Total stockholders’ investment	616,504	(24,677)	(27,617)	(21,328)	(15,380)	29,969	557,471
Total liabilities and stockholders’ investment	$1,310,585	$(13,287)	$(11,959)	$(2,642)	$(15,380)	$30,765	$1,298,082
(1) As previously reported balances have been revised to separate taxes receivable from prepaid expenses and other current assets and long-term deferred tax liabilities from other long-term liabilities.

	December 31, 2015
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$8,664	$—	$(734)	$—	$—	$—	$7,930
Accounts receivable	272,176	(12,147)	—	—	—	—	260,029
Deferred income taxes	4,876	—	—	—	—	16,015	20,891
Income tax receivable	11,262	—	—	—	—	9,401	20,663
Prepaid expenses and other current assets	50,839	(112)	(10,464)	(2,405)	(807)	—	37,051
Total current assets	347,817	(12,259)	(11,198)	(2,405)	(807)	25,416	346,564
Property and equipment	197,744	—	302	—	(2,682)	—	195,364
Other assets:
Goodwill	691,118	(2,136)	(530)	—	(9,626)	3,984	682,810
Intangible assets, net	76,694	—	(1,000)	—	—	—	75,694
Other noncurrent assets	6,183	(230)	1,368	—	—	—	7,321
Total other assets	773,995	(2,366)	(162)	—	(9,626)	3,984	765,825
Total assets	$1,319,556	$(14,625)	$(11,058)	$(2,405)	$(13,115)	$29,400	$1,307,753
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$15,000	$—	$—	$—	$—	$417,830	$432,830
Accounts payable	104,357	11,125	684	—	—	—	116,166
Accrued expenses and other current liabilities	48,657	288	15,225	17,644	—	108	81,922
Total current liabilities	168,014	11,413	15,909	17,644	—	417,938	630,918
Long-term debt, net of current maturities	417,830	—	—	—	—	(417,830)	—
Long-term deferred tax liabilities	104,400	—	—	—	—	688	105,088
Other long-term liabilities	16,005	—	(697)	—	—	—	15,308
Total liabilities	706,249	11,413	15,212	17,644	—	796	751,314
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock	383	—	—	—	—	—	383
Additional paid-in capital	397,253	—	—	—	—	—	397,253
Retained earnings	215,671	(26,038)	(26,270)	(20,049)	(13,115)	28,604	158,803
Total stockholders’ investment	613,307	(26,038)	(26,270)	(20,049)	(13,115)	28,604	556,439
Total liabilities and stockholders’ investment	$1,319,556	$(14,625)	$(11,058)	$(2,405)	$(13,115)	$29,400	$1,307,753
(1) As previously reported balances have been revised to separate taxes receivable from prepaid expenses and other current assets and long-term deferred tax liabilities from other long-term liabilities.

Impact on Condensed Consolidated Statements of Cash Flows
The net effect of the restatement described above on the Company's previously issued condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$3,065	$(2,165)	$900
Depreciation and amortization	10,215	(329)	9,886
Loss on disposal of property and equipment	261	235	496
Provision for bad debts	337	427	764
Deferred tax provision	367	—	367
Share-based compensation	549	—	549
Tax deficiency on share-based compensation	253	—	253
Changes in:
Accounts receivable	3,398	(2,930)	468
Income tax receivable	—	(626)	(626)
Prepaid expenses and other assets	1,647	1,934	3,581
Accounts payable	7,005	2,071	9,076
Accrued expenses and other liabilities	(1,671)	(570)	(2,241)
Net cash provided by operating activities	25,426	(1,953)	23,473
Cash flows from investing activities:
Capital expenditures	(7,574)	1,527	(6,047)
Proceeds from sale of property and equipment	213	—	213
Net cash used in investing activities	(7,361)	1,527	(5,834)
Cash flows from financing activities:
Net cash used in financing activities	(18,665)	(36)	(18,701)
Net decrease in cash and cash equivalents	(600)	(462)	(1,062)
Cash and cash equivalents:
Beginning of period	8,664	(734)	7,930
End of period	$8,064	$(1,196)	$6,868

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$13,604	$(3,784)	$9,820
Depreciation and amortization	7,395	(70)	7,325
Loss on disposal of property and equipment	109	182	291
Provision for bad debts	612	597	1,209
Deferred tax provision	607	—	607
Share-based compensation	796	—	796
Adjustment to contingent purchase obligations	—	(244)	(244)
Excess tax benefit on share-based compensation	(811)	—	(811)
Changes in:
Accounts receivable	(3,858)	113	(3,745)
Income tax receivable	—	(1,506)	(1,506)
Prepaid expenses and other assets	(1,109)	1,268	159
Accounts payable	(11,292)	752	(10,540)
Accrued expenses and other liabilities	6,231	1,774	8,005
Net cash provided by operating activities	12,284	(918)	11,366
Cash flows from investing activities:
Capital expenditures	(15,833)	901	(14,932)
Proceeds from sale of property and equipment	522		522
Net cash used in investing activities	(15,311)	901	(14,410)
Cash flows from financing activities:
Net cash provided by financing activities	3,666	(23)	3,643
Net increase in cash and cash equivalents	639	(40)	599
Cash and cash equivalents:
Beginning of period	11,345	(536)	10,809
End of period	$11,984	$(576)	$11,408

14. Subsequent Events
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
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on the Company's behalf and class action claims in the United States District Court for the Eastern District of Wisconsin (Case No. 17-cv-00893-PP) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums,

Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, Brian van Helden, Scott Dobak, and Ralph Kittle. Count I of the complaint alleges the Individual Defendants other than Armbruster, Dobak, Evans, Kittle, and van Helden, violated Section 14(a) of the Exchange Act by making false and misleading statements in proxies concerning the Company's financial statements and internal controls. Count II of the Complaint alleges: (i) all the Individual Defendants breached their fiduciary duties of good faith, candor, and loyalty by creating a culture of lawlessness; (ii) the Officer Defendants knew, were reckless, or were grossly negligent in not knowing that the Company lacked effective internal controls and the financial statements were inaccurate; (iii) the Director Defendants other than Dobak and Kittle breached their duty of loyalty by recklessly permitting the improper statements concerning the Company's internal controls and financial statements; (iv) the Director Defendants other than Dobak and Kittle breached their fiduciary duty and committed the ultra vires act of appointing the interlocking director defendant Dobak to the Company's Board of Directors in violation of Section 8 of the Clayton Act; and (v) the Audit Committee Defendants breached their fiduciary duty of loyalty by approving the statements concerning the Company's internal controls and financial statements. Count III of the Complaint alleges all the Individual Defendants wasted corporate assets by: (i) spending hundreds of millions of dollars to purchase various companies in connection with its alleged reckless growth-through-acquisition strategy; (ii) forcing the Company to have to defend itself in the securities fraud lawsuits; and (iii) paying improper compensation and bonuses to certain of the executive officers and directors who breached their fiduciary duty. Count IV of the Complaint alleges all the Individual Defendants were unjustly enriched as a result of the compensation and director remuneration they received while breaching their fiduciary duties. Count V of the Complaint alleges a direct claim against the current directors based on the Company's failure to hold an annual meeting of stockholders by June 18, 2017 (13 months after its previous annual meeting of stockholders). The Complaint seeks judgment awarding unspecified damages, directing the Company to make certain corporate governance changes, awarding restitution, ordering disgorgement, directing the Company to hold its annual meeting of stockholders, and directing the Board of Directors to remove Dobak from the Board. On September 29, 2017, all the Defendants filed a motion to dismiss the complaint. The motion is being held in abeyance pending the Company filing its restated consolidated financial statements.
On December 22, 2017, Chester County Employees Retirement Fund filed a Complaint alleging derivative claims on the Company's behalf in the United States District Court for the Eastern District of Wisconsin (Case No. 2:17-cv-01788-NJ) against the same defendants as those named in the Kent action. The allegations are substantially the same as those in the Kent Complaint.
In addition, subsequent to the announcement that certain previously filed financial statements should not be relied upon, the Company was contacted by the SEC, FINRA, and the Department of Justice. The Department of Justice and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. The Company has received formal requests for documents and other information. The Company is cooperating fully with all of these agencies.
The Company is unable to estimate the costs associated with the above matters at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis has been revised for the effects of the restatement disclosed in Note 13 “Restatement of Previously Issued Financial Statements” of this Form 10-Q/A. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q/A. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q/A and our Annual Report on Form 10-K/A for the year ended December 31, 2015. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our results for the year ended December 31, 2015, set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2015.
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

Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, Global Solutions, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and Global Solutions segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and Global Solutions segments are expressed as a percentage of segment revenues. Corporate and total statement of operations data are expressed as a percentage of consolidated revenues. In 2016, we realigned two of our operating companies into different segments. The change in segments did not have any impact on the consolidated financial statements. Segment data for the three months ended March 31, 2015 has been retrospectively revised to reflect the change in segments.

	Three Months Ended
	March 31,
	2016 (1)		2015 (1)
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues
Revenues:
TL	$273,344	58.6%	$271,859	55.6%
LTL	114,353	24.5%	131,645	26.9%
Global Solutions	83,378	17.9%	92,746	19.0%
Eliminations	(4,529)	(1.0)%	(7,416)	(1.5)%
Total	466,546	100.0%	488,834	100.0%
Purchased transportation costs:
TL	176,391	64.5%	178,295	65.6%
LTL	79,761	69.7%	90,294	68.6%
Global Solutions	56,416	67.7%	66,204	71.4%
Eliminations	(4,529)	(1.0)%	(7,416)	(1.5)%
Total	308,039	66.0%	327,377	67.0%
Other operating expenses (2):
TL	86,413	31.6%	75,672	27.8%
LTL	31,978	28.0%	32,882	25.0%
Global Solutions	18,336	22.0%	19,296	20.8%
Corporate	5,495	1.2%	6,326	1.3%
Total	142,222	30.5%	134,176	27.4%
Depreciation and amortization:
TL	6,742	2.5%	4,494	1.7%
LTL	869	0.8%	727	0.6%
Global Solutions	1,222	1.5%	1,276	1.4%
Corporate	376	0.1%	310	0.1%
Total	9,209	2.0%	6,807	1.4%
Operating income:
TL	3,798	1.4%	13,398	4.9%
LTL	1,745	1.5%	7,742	5.9%
Global Solutions	7,404	8.9%	5,970	6.4%
Corporate	(5,871)	(1.3)%	(6,636)	(1.4)%
Total	7,076	1.5%	20,474	4.2%
Interest expense	5,608	1.2%	4,609	0.9%
Income before provision for income taxes	1,468	0.3%	15,865	3.2%
Provision for income taxes	568	0.1%	6,045	1.2%
Net income	$900	0.2%	$9,820	2.0%

(1) See Note 13 “Restatement of Previously Issued Financial Statements.”
(2) Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenues
Consolidated revenues decreased by $22.3 million, or 4.6%, to $466.5 million during the first quarter of 2016 from $488.8 million during the first quarter of 2015, primarily due to the decrease in fuel surcharge revenue and the decline in freight volumes across most end markets, net of new business.
TL revenues increased $1.4 million, or 0.5%, to $273.3 million during the first quarter of 2016 from $271.9 million during the first quarter of 2015. The 2015 acquisition of Stagecoach increased revenue by $9.0 million, which was offset by decreased revenue at our other operating companies.
LTL revenues decreased by $17.2 million, or 13.1%, to $114.4 million during the first quarter of 2016 from $131.6 million during the first quarter of 2015. LTL revenues were impacted by softening customer demand, a drop in fuel prices that resulted in a $6.6 million, or 37.9%, decrease in fuel surcharge revenue, and a 13.8% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 3.2% increase in revenue per hundredweight excluding fuel from the prior year due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues decreased by $9.3 million, or 10.1%, to $83.4 million during the first quarter of 2016 from $92.7 million during the first quarter of 2015, primarily due to lower volumes and rates in the international freight forwarding and domestic freight management businesses, partially offset by increases of $1.3 million in our warehousing and consolidation business.
Purchased Transportation Costs
Consolidated purchased transportation costs decreased by $19.4 million, or 5.9%, to $308.0 million during the first quarter of 2016 from $327.4 million during the first quarter of 2015.
TL purchased transportation costs decreased by $1.9 million, or 1.1%, to $176.4 million during the first quarter of 2016 from $178.3 million during the first quarter of 2015. TL purchased transportation costs as a percentage of TL revenues decreased to 64.5% during the first quarter of 2016 from 65.6% during the first quarter of 2015.
LTL purchased transportation costs decreased by $10.5 million, or 11.7%, to $79.8 million during the first quarter of 2016 from $90.3 million during the first quarter of 2015, and increased as a percentage of LTL revenues to 69.7% during the first quarter of 2016 from 68.6% during the first quarter of 2015. The decreases were consistent with the decreases in revenue, excluding fuel surcharge, and primarily the result of softening customer demand. Excluding fuel surcharges, our average linehaul cost per mile remained steady at $1.25 during the first quarter of 2016 compared to the first quarter of 2015.
Global Solutions purchased transportation costs decreased by $9.8 million, or 14.8%, to $56.4 million during the first quarter of 2016 from $66.2 million during the first quarter of 2015, and decreased as a percentage of Global Solutions revenues to 67.7% during the first quarter of 2016 from 71.4% during the first quarter of 2015. The decreases were primarily due to the lower volumes and rates in the international freight forwarding and domestic freight management business.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $8.0 million, or 6.0%, to $142.2 million during the first quarter of 2016 from $134.2 million during the first quarter of 2015.
Within our TL business, other operating expenses increased by $10.7 million, or 14.2%, to $86.4 million during the first quarter of 2016 from $75.7 million during the first quarter of 2015, primarily the result of our acquisition of Stagecoach, which accounted for $7.2 million of the increase, increased equipment lease and maintenance costs of $3.5 million, increased insurance and claims expense of $2.7 million, and increased employee driver costs of $0.7 million. These charges were partially offset by decreased other administrative costs of $3.0 million. As a percentage of TL revenues, other operating expenses increased to 31.6% during the first quarter of 2016 from 27.8% during the first quarter of 2015.
Within our LTL business, other operating expenses decreased by $0.9 million, or 2.7%, to $32.0 million during the first quarter of 2016 from $32.9 million during the first quarter of 2015. As a percentage of LTL revenues, other operating expenses increased to 28.0% during the first quarter of 2016 from 25.0% during the first quarter of 2015.
Within our Global Solutions business, other operating expenses decreased by $1.0 million, or 5.0%, to $18.3 million during the first quarter of 2016 from $19.3 million during the first quarter of 2015, primarily due to decreased salaries and benefits of $1.1 million. As a percentage of Global Solutions revenues, other operating expenses increased to 22.0% during the first quarter of 2016 from 20.8% during the first quarter of 2015.

Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses decreased to $5.5 million during the first quarter of 2016 from $6.3 million during the first quarter of 2015.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $9.2 million during the first quarter of 2016 from $6.8 million during the first quarter of 2015, reflecting increases in property and equipment attributable to our acquisitions and our growth and productivity initiatives.
Operating Income
Consolidated operating income was $7.1 million during the first quarter of 2016 compared with $20.5 million during the first quarter of 2015. As a percentage of revenues, operating income decreased to 1.5% during the first quarter of 2016 from 4.2% during the first quarter of 2015.
Within our TL business, operating income decreased by $9.6 million, or 71.7%, to $3.8 million during the first quarter of 2016 from $13.4 million during the first quarter of 2015. As a percentage of TL revenues, operating income decreased to 1.4% during the first quarter of 2016 from 4.9% during the first quarter of 2015.
Within our LTL business, operating income decreased by $6.0 million, or 77.5%, to $1.7 million during the first quarter of 2016 from $7.7 million during the first quarter of 2015. As a percentage of LTL revenues, operating income decreased to 1.5% during the first quarter of 2016 from 5.9% during the first quarter of 2015, primarily as a result of the factors above.
Within our Global Solutions business, operating income increased by $1.4 million, or 24.0%, to $7.4 million during the first quarter of 2016 from $6.0 million during the first quarter of 2015. As a percentage of Global Solutions revenues, operating income increased to 8.9% during the first quarter of 2016 from 6.4% during the first quarter of 2015, primarily as a result of the factors above.
Interest Expense
Interest expense increased to $5.6 million during the first quarter of 2016 from $4.6 million during the first quarter of 2015, primarily as a result of the increased interest rates.
Income Tax
Income tax provision was $0.6 million during the first quarter of 2016 compared to $6.0 million during the first quarter of 2015. The effective tax rate was 38.7% during first quarter of 2016 and 38.1% during the first quarter of 2015. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net Income
Net income was $0.9 million during the first quarter of 2016 compared to $9.8 million during the first quarter of 2015.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and proceeds from the sale of our common stock. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, finance capital expenditures, and execute our acquisition strategy. As of March 31, 2016, we had $6.9 million in cash and cash equivalents and $249.2 million of availability under our credit facility.
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
Our credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. The required maximum cash flow leverage ratio is 3.75 to 1.0 as of March 31, 2016 and decreases to 3.50 to 1.0 as of June 30, 2016. In addition, our credit agreement contains negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. After considering the effects of the restatement, as of and during the three months ended March 31, 2016, we were not in compliance with the financial covenants contained in the credit agreement. Our credit agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of our business.
Based on our financial forecasts for the second quarter of 2016, we believe there is a risk that we may not be in compliance with our financial covenants as of the end of the second quarter. Although we can provide no assurance, management expects to work with our lenders to either obtain a waiver or modify the current financial covenants.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$23,473	$11,366
Investing activities	(5,834)	(14,410)
Financing activities	(18,701)	3,643
Net change in cash and cash equivalents	$(1,062)	$599
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $0.9 million of net income and the $23.5 million of cash provided by operating activities during the three months ended March 31, 2016 was primarily attributable to $9.9 million of depreciation and amortization expense with the remainder attributable to changes in working capital.

Cash Flows from Investing Activities
Cash used in investing activities was $5.8 million during the three months ended March 31, 2016, which reflects $6.0 million of capital expenditures used to support our operations. This payment was offset by the proceeds from the sale of property and equipment of $0.2 million.
Cash Flows from Financing Activities
Cash used in financing activities was $18.7 million during the three months ended March 31, 2016, which primarily reflects net reduction of borrowings of $17.4 million and the reduction of capital lease obligation of $0.9 million.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K/A for the year ended December 31, 2015 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.

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
Evaluation of Disclosure Controls and Procedures
In connection with the May 10, 2016 filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, our prior Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016 (the “Evaluation Date”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective. In connection with the Audit Committee Investigation and management's review of financial records, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our current CEO (who is also currently serving as the Principal Financial Officer and Principal Accounting Officer). As a result of this evaluation, our current CEO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses in internal controls identified in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015, as filed concurrently with this Form 10-Q/A.
Changes in Internal Control Over Financial Reporting
Except for the identification of the material weaknesses, there were no changes during the quarter ended March 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Management, including our current CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our organization have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We believe we have adequate insurance to cover losses in excess of the deductible amount. As of March 31, 2016 and December 31, 2015, we had reserves for estimated uninsured losses of $23.0 million and $25.9 million, respectively.
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
Following our press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin on behalf of a class of persons who acquired our common stock between May 8, 2014 and January 30, 2017, inclusive. The Complaints allege that we, Mark A. DiBlasi, and Peter R. Armbruster violated Section 10(b) of the Securities Exchange Act of 1934, and Messrs. DiBlasi and Armbruster violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding our internal control over financial reporting and our financial statements. The complaints seek certification as a class action, compensatory damages, and attorney’s fees and costs. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation, and appointed Public Employees’ Retirement System as lead plaintiff. Counsel for lead plaintiff has advised us of their intent to file a consolidated Amended Complaint after we issue our restated financial statements.
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
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on our behalf and class action claims in the United States District Court for the Eastern District of Wisconsin (Case No. 17-cv-00893-PP) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, Brian van Helden, Scott Dobak, and Ralph Kittle. Count I of the Complaint alleges the Individual Defendants other than Armbruster, Dobak, Evans, Kittle, and van Helden, violated Section 14(a) of the Exchange Act by making false and misleading statements in proxies concerning the Company's financial statements and internal controls. Count II of the Complaint alleges: (i) all the Individual Defendants breached their fiduciary duties of good faith, candor, and loyalty by creating a culture of lawlessness; (ii) the Officer Defendants knew, were reckless, or were grossly negligent in not knowing that the Company lacked effective internal controls and its financial statements were inaccurate; (iii) the Director Defendants other than Dobak and Kittle breached their duty of loyalty by recklessly permitting the improper statements concerning the Company's internal controls and financial statements; (iv) the Director Defendants other than Dobak and Kittle breached their fiduciary duty and committed the ultra vires act of appointing the interlocking director defendant Dobak to the Board in violation of Section 8 of the Clayton Act; and (v) the Audit Committee Defendants breached their fiduciary duty of loyalty by approving the statements concerning the Company's internal controls and financial statements. Count III of the Complaint alleges all the Individual Defendants wasted corporate assets by: (i) spending hundreds of millions of dollars to purchase various companies in connection with its alleged reckless growth-through-acquisition strategy; (ii) forcing the Company to have to defend itself in the securities fraud lawsuits; and (iii) paying improper compensation and bonuses to certain of the Company's executive officers and directors who breached their fiduciary duty. Count IV of the Complaint alleges all the Individual Defendants were unjustly enriched as a result of the compensation and director remuneration they received while breaching their fiduciary duties. Count V of the Complaint alleges a direct claim against the current directors based on the Company's failure to hold an annual meeting of stockholders by June 18, 2017 (13 months after its previous annual meeting of stockholders). The Complaint seeks judgment awarding unspecified damages, directing the Company to make certain corporate governance changes, awarding restitution, ordering disgorgement, directing the Company to hold its annual meeting of stockholders, and directing the Board to remove Dobak from the Board. On September 29, 2017, all the Defendants filed a motion to dismiss the complaint. The motion is being held in abeyance pending the filing of our restated consolidated financial statements.
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
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2015 in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of the money you paid for our common stock. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2015.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

10.29	Employment Agreement, dated January 18, 2016 by and between the Registrant and Curtis W. Stoelting (1)

10.30	Form of Stock Option Agreement (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: January 30, 2018	By:	/s/ Curtis W. Stoelting
Curtis W. Stoelting
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer )