Form 10-Q/A
period 2016-06-30
Roadrunner Transportation Systems, Inc.
filed 2018-01-30
CIK 1440024

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment” or “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 8, 2016 (the “Original Form 10-Q”). The purpose of this Amendment is to restate our previously issued condensed consolidated financial statements and related financial information in the Original Form 10-Q. This Form 10-Q/A also revises our previous evaluation of disclosure controls and procedures.
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
As a result of these errors, we have restated the unaudited condensed consolidated financial statements and related information as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.
Other Amended Filings
In addition to this Form 10-Q/A, we are concurrently filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2015 to restate our previously issued consolidated financial statements and related financial information and revise our previous conclusion with respect to the effectiveness of our internal control over financial reporting. We are also concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and September 30, 2016 to restate our previously issued condensed consolidated financial statements and related financial information presented therein and to revise our previous conclusion with respect to the effectiveness of our disclosure controls and procedures.
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

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2016	December 31, 2015
	As Restated (1)	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$6,099	$7,930
Accounts receivable, net of allowances of $14.432 and $14,026, respectively	262,674	260,029
Deferred income taxes	19,279	20,891
Income tax receivable	24,893	20,663
Prepaid expenses and other current assets	23,595	37,051
Total current assets	336,540	346,564
Property and equipment, net of accumulated depreciation of $76,317 and $64,780, respectively	188,313	195,364
Other assets:
Goodwill	682,013	682,810
Intangible assets, net	71,407	75,694
Other noncurrent assets	8,396	7,321
Total other assets	761,816	765,825
Total assets	$1,286,669	$1,307,753
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$406,378	$432,830
Accounts payable	133,423	116,166
Accrued expenses and other current liabilities	72,704	81,922
Total current liabilities	612,505	630,918
Long-term deferred tax liabilities	105,455	105,088
Other long-term liabilities	13,445	15,308
Total liabilities	731,405	751,314
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 38,322 and 38,266 shares issued and outstanding	383	383
Additional paid-in capital	397,917	397,253
Retained earnings	156,964	158,803
Total stockholders’ investment	555,264	556,439
Total liabilities and stockholders’ investment	$1,286,669	$1,307,753
(1) See Note 13 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
Revenues	$483,417	$517,623	$949,963	$1,006,457
Operating expenses:
Purchased transportation costs	315,661	345,425	623,700	672,802
Personnel and related benefits	71,690	66,103	140,039	129,067
Other operating expenses	85,661	77,010	159,534	148,222
Depreciation and amortization	9,179	7,434	18,388	14,241
Total operating expenses	482,191	495,972	941,661	964,332
Operating income	1,226	21,651	8,302	42,125
Interest expense	5,695	4,373	11,303	8,982
(Loss) income before provision for income taxes	(4,469)	17,278	(3,001)	33,143
(Benefit from) provision for income taxes	(1,730)	6,707	(1,162)	12,752
Net (loss) income	$(2,739)	$10,571	$(1,839)	$20,391
(Loss) earnings per share:
Basic	$(0.07)	$0.28	$(0.05)	$0.54
Diluted	$(0.07)	$0.27	$(0.05)	$0.52
Weighted average common stock outstanding:
Basic	38,319	38,170	38,302	38,091
Diluted	38,319	39,524	38,302	39,425
(1) See Note 13 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	June 30,
	2016	2015
	As Restated (1)	As Restated (1)
Cash flows from operating activities:
Net (loss) income	$(1,839)	$20,391
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,761	15,339
(Gain) loss on disposal of property and equipment	(236)	1,700
Share-based compensation	1,126	1,621
Adjustments to contingent purchase obligation	—	(191)
Provision for bad debts	1,450	2,065
Tax deficiency (excess tax benefit) on share-based compensation	285	(1,191)
Deferred tax provision	367	1,366
Changes in:
Accounts receivable	(4,095)	(26,981)
Income tax receivable	(4,230)	(6,235)
Prepaid expenses and other assets	12,922	5,550
Accounts payable	17,257	(3,637)
Accrued expenses and other liabilities	(7,025)	8,672
Net cash provided by operating activities	35,743	18,469
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(87)
Capital expenditures	(10,631)	(25,935)
Proceeds from sale of property and equipment	5,082	1,996
Net cash used in investing activities	(5,549)	(24,026)
Cash flows from financing activities:
Borrowings under revolving credit facilities	121,745	96,807
Payments under revolving credit facilities	(141,394)	(91,807)
Debt payments	(7,500)	(5,000)
Debt issuance costs	(677)	(8)
Payments of contingent purchase obligations	(798)	(3,317)
Proceeds from issuance of restricted stock units, net of taxes paid	(177)	(861)
Proceeds from issuance of common stock, net of issuance costs	—	4,011
(Tax deficiency) excess tax benefit on share-based compensation	(285)	1,191
Reduction of capital lease obligation	(2,939)	(319)
Net cash (used in) provided by financing activities	(32,025)	697
Net decrease in cash and cash equivalents	(1,831)	(4,860)
Cash and cash equivalents:
Beginning of period	7,930	10,809
End of period	$6,099	$5,949
(1) See Note 13 “Restatement of Previously Issued Financial Statements.”

See accompanying notes to unaudited condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2016	2015
	As Restated (1)	As Restated (1)
Supplemental cash flow information:
Cash paid for interest	$9,686	$7,897
Cash paid for income taxes (net of refunds)	$910	$9,109
Non-cash capital leases and other obligations to acquire assets	$—	$6,476

(1) See Note 13 “Restatement of Previously Issued Financial Statements.”

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
Change in Accounting Principle
On January 1, 2016, the Company adopted a new methodology for accounting for debt issuance costs in accordance with the Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires debt issuance costs related to a recognized debt liability in the balance sheet to be presented as a direct reduction from the carrying amount of that debt liability. The change in methodology has been applied retrospectively. The balance of the debt issuance costs has been reclassified from other noncurrent assets to a direct reduction of debt on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.
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
A decline in TL and LTL revenues due to lower freight volumes and pricing, as well as operating cost increases in both reporting units due to higher insurance claims, independent contractor termination costs, and excess capacity during the quarter ended June 30, 2016, resulted in operating performance that fell below the projections used by the Company in its interim goodwill impairment assessments performed as of September 30, 2015 for the Company's LTL reporting unit and as of March 31, 2016 for the Company's TL reporting unit, which indicated that the fair value exceeded the carrying value. Accordingly, the Company is required to perform an interim goodwill impairment analysis of its TL and LTL reporting units as of June 30, 2016. Due to the significant effort that is required to determine the implied fair value of reporting units' goodwill, through assessing growth, operating margin, and discount rate assumptions, as well as the lack of updated market data, the Company has not yet completed this interim goodwill impairment analysis but will complete the analysis during the third quarter of 2016.
As indicated in Note 1, in connection with the change in segments, the Company reallocated goodwill of $77.5 million between the TL and Global Solutions segments as of December 31, 2015. Additionally, the goodwill balances have been adjusted for the effects of the restatement discussed in Note 13. The following is a rollforward of goodwill from December 31, 2015 to June 30, 2016 by segment (in thousands):

	TL	LTL	Global Solutions	Total
Goodwill balance as of December 31, 2015	$254,940	$197,312	$230,558	$682,810
Adjustments to goodwill for purchase accounting	(797)	—	—	(797)
Goodwill balance as of June 30, 2016	$254,143	$197,312	$230,558	$682,013

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

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$57,468	$(12,122)	$45,346	$57,468	$(9,714)	$47,754
LTL	1,358	(1,050)	308	1,358	(1,017)	341
Global Solutions	38,427	(12,674)	25,753	38,427	(10,828)	27,599
Total	$97,253	$(25,846)	$71,407	$97,253	$(21,559)	$75,694
The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $2.2 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense was $4.3 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of June 30, 2016 is as follows (in thousands):

Remainder 2016	$4,278
2017	8,447
2018	8,183
2019	7,879
2020	7,506
2021	7,324
Thereafter	27,790
Total	$71,407
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

The following table presents information, as of June 30, 2016 and December 31, 2015, about the Company’s financial liabilities (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase obligation related to acquisitions	$—	$—	$4,211	$4,211
Total liabilities at fair value	$—	$—	$4,211	$4,211

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase obligation related to acquisitions	$—	$—	$4,913	$4,913
Total liabilities at fair value	$—	$—	$4,913	$4,913
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$4,913	$4,782	$4,913	$6,842
Payments of contingent purchase obligations	(798)	(1,411)	(798)	(3,317)
Interest expense	96	58	96	148
Adjustments to contingent purchase obligations (1)	—	53	—	(191)
Balance, end of period	$4,211	$3,482	$4,211	$3,482

(1)	Adjustments to contingent purchase obligations are reported in other operating expenses in the condensed consolidated statements of operations.

5. Debt
Debt as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior debt:
Revolving credit facility	$123,500	$143,149
Term loan	288,750	296,250
Total debt	412,250	439,399
Less: Debt issuance costs	(5,872)	(6,569)
Total debt, net of debt issuance costs	406,378	432,830
Less: Current maturities	(406,378)	(432,830)
Total debt, net of current maturities	$—	$—
On September 24, 2015, the Company entered into a sixth amended and restated credit agreement (the “credit agreement”) with U.S. Bank National Association and other lenders, which increased the revolving credit facility from $350.0 million to $400.0 million and the term loan from $200.0 million to $300.0 million. The credit facility matures on July 9, 2019. Principal on the term loan is due in quarterly installments of $3.8 million. On June 17, 2016, the Company entered into a Consent, Waiver, and First Amendment (the “Amendment”) to the credit agreement. Pursuant to the Amendment, the Company, among other things, reduced the revolving line of credit under the senior credit facility from a maximum aggregate amount of $400.0 million to $300.0 million.
The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the Amendment, the maximum cash flow leverage ratio was 4.50 to 1.0 for the four quarters ended June 30, 2016 and decreases to 4.00 to 1.0 for the four quarters ending September 30, 2016, 3.75 to 1.0 for the four quarters ending December 31, 2016, 3.50 to 1.0 for the four quarters ending March 31, 2017, 3.25 to 1.0 for the four quarters ending June 30, 2017, and finally to 3.00 to 1.0 for all periods thereafter. As modified by the Amendment, the minimum fixed charge coverage ratio was 1.15 to 1.0 for the four quarters ended June 30, 2016, continues to be 1.15 to 1.0 for the four quarters ending September 30, 2016 and December 31, 2016, and finally increases to 1.25 to 1.0 for all periods thereafter. After considering the effects of the restatement, the Company was not in compliance with its financial covenants contained in the credit agreement (as modified by the Amendment) as of June 30, 2016 and accordingly, the Company's senior debt has been classified as current on the condensed consolidated balance sheets.
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
6. Stockholders’ Investment
Changes in stockholders’ investment for the three and six months ended June 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance	$557,471	$537,053	$556,439	$524,287
Net (loss) income	(2,739)	10,571	(1,839)	20,391
Share-based compensation	577	825	1,126	1,621
Issuance of restricted stock units, net of taxes paid	(13)	(22)	(177)	(861)
Issuance of common stock from stock options	—	1,833	—	4,011
(Tax deficiency) excess tax benefit on share-based compensation	(32)	380	(285)	1,191
Ending balance	$555,264	$550,640	$555,264	$550,640
7. Earnings Per Share
Basic (loss) earnings per common share is calculated by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options, the conversion of warrants, and the delivery of stock underlying restricted stock units using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net (loss) income used in the computation of basic and diluted (loss) earnings per share.
The Company had stock options and warrants outstanding of 3,265,393 as of June 30, 2016 that were not included in the computation of diluted (loss) earnings per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the three and six months ended June 30, 2016. As of June 30, 2015, all stock options, warrants, and restricted stock units were included in the computation of diluted (loss) earnings per share.

The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic weighted average common stock outstanding	38,319	38,170	38,302	38,091
Effect of dilutive securities
Employee stock options	—	93	—	106
Warrants	—	1,220	—	1,180
Restricted stock units	—	41	—	48
Diluted weighted average common stock outstanding	38,319	39,524	38,302	39,425
8. Income Taxes
The effective income tax rate was 38.7% for three and six months ended June 30, 2016. The effective income tax rate was 38.8% for three months ended June 30, 2015 and 38.5% for the six months ended June 30, 2015. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences.
9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $14.6 million as of June 30, 2016.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $3.8 million and $4.7 million as of June 30, 2016 and December 31, 2015, respectively.
During the third quarter of 2015 the Company experienced an acceleration of its IC recruiting costs, guarantee payments, and reseating and reconditioning costs associated with these lease purchase programs. Accordingly, the Company decided to terminate certain lease purchase guarantee programs in favor of new lease purchase programs that do not involve a guarantee from the Company and utilize newer equipment under warranty. As of December 31, 2015, the Company recorded a loss reserve of $1.3 million in accrued expenses and other current liabilities. There was no loss reserve recorded as of June 30, 2016. The Company paid $2.5 million and $1.1 million during the second quarter of 2016 and 2015, respectively, and $5.5 million and $2.1 million during the first half of 2016 and 2015, respectively.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of June 30, 2016 and December 31, 2015, the Company had reserves for estimated uninsured losses of $22.0 million and $25.9 million, respectively, included in accrued expenses and other current liabilities.
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
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) that requires the Company to pay transaction fees and an annual advisory fee of $0.1 million. The Company made no payments to HCI during the three months ended June 30, 2016. The Company paid an aggregate of $0.2 million to HCI for advisory fees and travel expenses during the six months ended June 30, 2016. The Company paid an aggregate of $0.1 million during the three and six months ended June 30, 2015 to HCI for the advisory fee and travel expenses incurred.
The Company has a number of dedicated carriers that haul freight for the operating companies that are owned by employees of the operating companies. The Company paid an aggregate of $1.8 million and $1.4 million to these carriers during the three months ended June 30, 2016 and 2015, respectively. The Company paid an aggregate of $3.5 million and $2.8 million to these carriers during the six months ended June 30, 2016 and 2015, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $0.7 million and $0.2 million under these leases during the three months ended June 30, 2016 and 2015, respectively. The Company paid an aggregate of $1.3 million and $0.3 million under these leases during the six months ended June 30, 2016 and 2015, respectively.
During the quarter ended June 30, 2016, the Company entered into and completed a sale leaseback transaction to sell the Stagecoach corporate office to an entity owned by the employee who manages Stagecoach for a total sale price of $3.5 million.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $0.2 million during the during the three months ended June 30, 2016. The amount paid for the leased equipment was minimal during the three months ended June 30, 2015. The company paid an aggregate of $0.2 million and $0.1 million during the six months ended June 30, 2016 and 2015, respectively.
12. Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three segments: TL, LTL, and Global Solutions. As indicated in Note 1, the Company realigned two of its operating companies into different segments. Segment disclosures as of December 31, 2015 and for the three and six months ended June 30, 2015 have been retrospectively revised to reflect this change in segments.
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

The following table reflects certain financial data of the Company’s segments, which has been adjusted for the effects of the restatement described in Note 13, for the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
TL	$282,225	$285,593	$555,569	$557,452
LTL	122,346	138,943	236,699	270,588
Global Solutions	83,627	99,952	167,005	192,698
Eliminations	(4,781)	(6,865)	(9,310)	(14,281)
Total	483,417	517,623	949,963	1,006,457
Operating income (loss):
TL	$(110)	$14,583	$3,688	$27,980
LTL	781	6,509	2,526	14,251
Global Solutions	6,788	6,230	14,192	12,200
Corporate	(6,233)	(5,671)	(12,104)	(12,306)
Total operating income	1,226	21,651	8,302	42,125
Interest expense	5,695	4,373	11,303	8,982
(Loss) income before provision for income taxes	$(4,469)	$17,278	$(3,001)	$33,143
Depreciation and amortization:
TL	$6,700	$5,239	$13,442	$9,734
LTL	865	614	1,734	1,341
Global Solutions	1,233	1,261	2,455	2,537
Corporate	381	320	757	629
Total	$9,179	$7,434	$18,388	$14,241
Capital expenditures(1):
TL	$1,856	$12,005	$4,994	$25,689
LTL	1,303	4,739	2,414	5,270
Global Solutions	1,275	87	2,964	150
Corporate	150	648	259	1,302
Total	$4,584	$17,479	$10,631	$32,411
(1) The total capital expenditures for the three and six months ended June 30, 2015 includes both cash and non-cash portions as reflected in the Condensed Consolidated Statements of Cash Flows.

	June 30, 2016	December 31, 2015
Assets:
TL	$634,596	$656,491
LTL	332,190	330,203
Global Solutions	315,771	317,453
Corporate	5,973	8,057
Eliminations(1)	(1,861)	(4,451)
Total	$1,286,669	$1,307,753
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
Sale Leaseback
In June 2016, the Company entered into a sale leaseback transaction to sell a warehouse and office for $3.5 million recognizing an initial gain of $0.9 million and deferring a gain of $0.5 million during the second quarter of 2016. The building and land were acquired by the Company and initially recorded at $2.1 million at the date of acquisition. The Company subsequently determined, due to the timing of the sale leaseback transaction relative to the date of acquisition, the building and land were under-valued at the acquisition date resulting in an overstatement of goodwill and accrued expenses and an understatement of property and equipment and other operating expenses. The Company reversed the gain and deferred gain and corrected goodwill, property and equipment, and other operating expenses in the restated condensed consolidated financial statements.
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

Impact on Condensed Consolidated Statements of Operations
The net effect of the restatement described above on the Company's previously issued condensed consolidated statements of operations for the three and six month periods ended June 30, 2016 and 2015 is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2016
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
Revenues	$483,432	$(15)	$—	$—	$—	$—	$483,417
Operating expenses:
Purchased transportation costs	317,455	—	(1,794)	—	—	—	315,661
Personnel and related benefits	71,556	—	134	—	—	—	71,690
Other operating expenses	76,261	1,635	6,101	(494)	2,158	—	85,661
Depreciation and amortization	9,531	—	—	—	(352)	—	9,179
Total operating expenses	474,803	1,635	4,441	(494)	1,806	—	482,191
Operating income	8,629	(1,650)	(4,441)	494	(1,806)	—	1,226
Interest expense	5,695	—	—	—	—	—	5,695
Income (loss) before provision for income taxes	2,934	(1,650)	(4,441)	494	(1,806)	—	(4,469)
Provision for (benefit from) income taxes	1,136	—	—	—	—	(2,866)	(1,730)
Net income (loss)	$1,798	$(1,650)	$(4,441)	$494	$(1,806)	$2,866	$(2,739)
Earnings (loss) per share:
Basic	$0.05						$(0.07)
Diluted	$0.05						$(0.07)
Weighted average common stock outstanding:
Basic	38,319						38,319
Diluted(1)	38,368						38,319
(1) As restated amounts for diluted weighted average common stock outstanding have been corrected for the effects of the restatement, which resulted in a net loss.

	Six Months Ended June 30, 2016
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
Revenues	$949,064	$1,899	$(1,000)	$—	$—	$—	$949,963
Operating expenses:
Purchased transportation costs	625,929	—	(2,229)	—	—	—	623,700
Personnel and related benefits	139,157	—	882	—	—	—	140,039
Other operating expenses	145,676	2,188	6,135	785	4,750	—	159,534
Depreciation and amortization	19,067	—	—	—	(679)	—	18,388
Total operating expenses	929,829	2,188	4,788	785	4,071	—	941,661
Operating income	19,235	(289)	(5,788)	(785)	(4,071)	—	8,302
Interest expense	11,303	—	—	—	—	—	11,303
Income (loss) before provision for income taxes	7,932	(289)	(5,788)	(785)	(4,071)	—	(3,001)
Provision for (benefit from) income taxes	3,069	—	—	—	—	(4,231)	(1,162)
Net income (loss)	$4,863	$(289)	$(5,788)	$(785)	$(4,071)	$4,231	$(1,839)
Earnings (loss) per share:
Basic	$0.13						$(0.05)
Diluted	$0.13						$(0.05)
Weighted average common stock outstanding:
Basic	38,302						38,302
Diluted(1)	38,371						38,302
(1) As restated amounts for diluted weighted average common stock outstanding have been corrected for the effects of the restatement, which resulted in a net loss.

	Three Months Ended June 30, 2015
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
Revenues	$517,930	$(307)	$—	$—	$—	$—	$517,623
Operating expenses:
Purchased transportation costs	346,073	—	(648)	—	—	—	345,425
Personnel and related benefits	65,794	—	309	—	—	—	66,103
Other operating expenses	67,286	1,656	4,113	1,454	2,501	—	77,010
Depreciation and amortization	7,535	—	—	—	(101)	—	7,434
Total operating expenses	486,688	1,656	3,774	1,454	2,400	—	495,972
Operating income	31,242	(1,963)	(3,774)	(1,454)	(2,400)	—	21,651
Interest expense	4,373	—	—	—	—	—	4,373
Income before provision for income taxes	26,869	(1,963)	(3,774)	(1,454)	(2,400)	—	17,278
Provision for income taxes	10,398	—	—	—	—	(3,691)	6,707
Net income	$16,471	$(1,963)	$(3,774)	$(1,454)	$(2,400)	$3,691	$10,571
Earnings per share:
Basic	$0.43						$0.28
Diluted	$0.42						$0.27
Weighted average common stock outstanding:
Basic	38,170						38,170
Diluted	39,524						39,524

	Six Months Ended June 30, 2015
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
Revenues	$1,006,900	$(443)	$—	$—	$—	$—	$1,006,457
Operating expenses:
Purchased transportation costs	674,564	—	(1,762)	—	—	—	672,802
Personnel and related benefits	127,849	—	1,218	—	—	—	129,067
Other operating expenses	132,031	3,635	6,145	2,827	3,584	—	148,222
Depreciation and amortization	14,412	—	—	—	(171)	—	14,241
Total operating expenses	948,856	3,635	5,601	2,827	3,413	—	964,332
Operating income	58,044	(4,078)	(5,601)	(2,827)	(3,413)	—	42,125
Interest expense	8,982	—	—	—	—	—	8,982
Income before provision for income taxes	49,062	(4,078)	(5,601)	(2,827)	(3,413)	—	33,143
Provision for income taxes	18,987	—	—	—	—	(6,235)	12,752
Net income	$30,075	$(4,078)	$(5,601)	$(2,827)	$(3,413)	$6,235	$20,391
Earnings per share:
Basic	$0.79						$0.54
Diluted	$0.76						$0.52
Weighted average common stock outstanding:
Basic(1)	38,090						38,091
Diluted(1)	39,432						39,425
(1) As restated amounts for basic and diluted weighted average common stock outstanding have been corrected for a computational error identified.

Impact on Condensed Consolidated Balance Sheets
The net effect of the restatement described above on the Company's previously issued condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016
	As Previously Reported (1)	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,792	$—	$(1,693)	$—	$—	$—	$6,099
Accounts receivable	273,554	(10,880)	—	—	—	—	262,674
Deferred income taxes	3,264	—	—	—	—	16,015	19,279
Income tax receivable	11,261	—	—	—	—	13,632	24,893
Prepaid expenses and other current assets	42,645	(1,139)	(12,308)	(2,721)	(2,882)	—	23,595
Total current assets	338,516	(12,019)	(14,001)	(2,721)	(2,882)	29,647	336,540
Property and equipment	193,104	—	302	—	(5,093)	—	188,313
Other assets:
Goodwill	691,687	(2,136)	(1,896)	—	(9,626)	3,984	682,013
Intangible assets, net	72,407	—	(1,000)	—	—	—	71,407
Other noncurrent assets	6,603	(326)	1,704	—	415	—	8,396
Total other assets	770,697	(2,462)	(1,192)	—	(9,211)	3,984	761,816
Total assets	$1,302,317	$(14,481)	$(14,891)	$(2,721)	$(17,186)	$33,631	$1,286,669

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$15,000	$—	$—	$—	$—	$391,378	$406,378
Accounts payable	118,850	11,379	3,194	—	—	—	133,423
Accrued expenses and other current liabilities	40,088	467	13,928	18,113	—	108	72,704
Total current liabilities	173,938	11,846	17,122	18,113	—	391,486	612,505
Long-term debt, net of current maturities	391,378	—	—	—	—	(391,378)	—
Long-term deferred tax liabilities	104,767	—	—	—	—	688	105,455
Other long-term liabilities	13,400	—	45	—	—	—	13,445
Total liabilities	683,483	11,846	17,167	18,113	—	796	731,405
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock	383	—	—	—	—	—	383
Additional paid-in capital	397,917	—	—	—	—	—	397,917
Retained earnings	220,534	(26,327)	(32,058)	(20,834)	(17,186)	32,835	156,964
Total stockholders’ investment	618,834	(26,327)	(32,058)	(20,834)	(17,186)	32,835	555,264
Total liabilities and stockholders’ investment	$1,302,317	$(14,481)	$(14,891)	$(2,721)	$(17,186)	$33,631	$1,286,669
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

Impact on Condensed Consolidated Statements of Cash Flows
The net effect of the restatement described above on the Company's previously issued condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$4,863	$(6,702)	$(1,839)
Depreciation and amortization	20,439	(678)	19,761
Gain on disposal of property and equipment	(1,556)	1,320	(236)
Provision for bad debts	974	476	1,450
Deferred tax provision	367	—	367
Share-based compensation	1,126	—	1,126
Tax deficiency on share-based compensation	285	—	285
Changes in:
Accounts receivable	(2,352)	(1,743)	(4,095)
Income tax receivable	—	(4,230)	(4,230)
Prepaid expenses and other assets	8,316	4,606	12,922
Accounts payable	14,493	2,764	17,257
Accrued expenses and other liabilities	(7,189)	164	(7,025)
Net cash provided by operating activities	39,766	(4,023)	35,743
Cash flows from investing activities:
Capital expenditures	(13,766)	3,135	(10,631)
Proceeds from sale of property and equipment	5,082	—	5,082
Net cash used in investing activities	(8,684)	3,135	(5,549)
Cash flows from financing activities:
Net cash used in financing activities	(31,954)	(71)	(32,025)
Net decrease in cash and cash equivalents	(872)	(959)	(1,831)
Cash and cash equivalents:
Beginning of period	8,664	(734)	7,930
End of period	$7,792	$(1,693)	$6,099

	Six Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$30,075	$(9,684)	$20,391
Depreciation and amortization	15,511	(172)	15,339
Loss on disposal of property and equipment	50	1,650	$1,700
Provision for bad debts	1,044	1,021	2,065
Deferred tax provision	1,366	—	1,366
Share-based compensation	1,621	—	1,621
Adjustment to contingent purchase obligations	—	(191)	(191)
Excess tax benefit on share-based compensation	(1,191)	—	(1,191)
Changes in:
Accounts receivable	(27,968)	987	(26,981)
Income tax receivable	—	(6,235)	(6,235)
Prepaid expenses and other assets	2,392	3,158	5,550
Accounts payable	(5,502)	1,865	(3,637)
Accrued expenses and other liabilities	2,565	6,107	8,672
Net cash provided by operating activities	19,963	(1,494)	18,469
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(87)	—	(87)
Capital expenditures	(27,714)	1,779	(25,935)
Proceeds from sale of property and equipment	1,996	—	1,996
Net cash used in investing activities	(25,805)	1,779	(24,026)
Cash flows from financing activities:
Net cash provided by financing activities	960	(263)	697
Net decrease in cash and cash equivalents	(4,882)	22	(4,860)
Cash and cash equivalents:
Beginning of period	11,345	(536)	10,809
End of period	$6,463	$(514)	$5,949

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

Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, Global Solutions, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and Global Solutions segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and Global Solutions segments are expressed as a percentage of segment revenues. Corporate and total statement of operations data are expressed as a percentage of consolidated revenues. In 2016, we realigned two of our operating companies into different segments. The change in segments did not have any impact on the consolidated financial statements. Segment data for the three and six months ended June 30, 2015 has been retrospectively revised to reflect the change in segments.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016 (1)		2015 (1)		2016 (1)		2015 (1)
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
TL	$282,225	58.4%	$285,593	55.2%	$555,569	58.5%	$557,452	55.4%
LTL	122,346	25.3%	138,943	26.8%	236,699	24.9%	270,588	26.9%
Global Solutions	83,627	17.3%	99,952	19.3%	167,005	17.6%	192,698	19.1%
Eliminations	(4,781)	(1.0)%	(6,865)	(1.3)%	(9,310)	(1.0)%	(14,281)	(1.4)%
Total	483,417	100.0%	517,623	100.0%	949,963	100.0%	1,006,457	100.0%
Purchased transportation costs:
TL	179,008	63.4%	184,634	64.6%	355,399	64.0%	362,929	65.1%
LTL	84,970	69.5%	96,383	69.4%	164,731	69.6%	186,677	69.0%
Global Solutions	56,464	67.5%	71,273	71.3%	112,880	67.6%	137,477	71.3%
Eliminations	(4,781)	(1.0)%	(6,865)	(1.3)%	(9,310)	(1.0)%	(14,281)	(1.4)%
Total	315,661	65.3%	345,425	66.7%	623,700	65.7%	672,802	66.8%
Other operating expenses (2):
TL	96,627	34.2%	81,137	28.4%	183,040	32.9%	156,809	28.1%
LTL	35,730	29.2%	35,437	25.5%	67,708	28.6%	68,319	25.2%
Global Solutions	19,142	22.9%	21,188	21.2%	37,478	22.4%	40,484	21.0%
Corporate	5,852	1.2%	5,351	1.0%	11,347	1.2%	11,677	1.2%
Total	157,351	32.5%	143,113	27.6%	299,573	31.5%	277,289	27.6%
Depreciation and amortization:
TL	6,700	2.4%	5,239	1.8%	13,442	2.4%	9,734	1.7%
LTL	865	0.7%	614	0.4%	1,734	0.7%	1,341	0.5%
Global Solutions	1,233	1.5%	1,261	1.3%	2,455	1.5%	2,537	1.3%
Corporate	381	0.1%	320	0.1%	757	0.1%	629	0.1%
Total	9,179	1.9%	7,434	1.4%	18,388	1.9%	14,241	1.4%
Operating income (loss):
TL	(110)	—%	14,583	5.1%	3,688	0.7%	27,980	5.0%
LTL	781	0.6%	6,509	4.7%	2,526	1.1%	14,251	5.3%
Global Solutions	6,788	8.1%	6,230	6.2%	14,192	8.5%	12,200	6.3%
Corporate	(6,233)	(1.3)%	(5,671)	(1.1)%	(12,104)	(1.3)%	(12,306)	(1.2)%
Total	1,226	0.3%	21,651	4.2%	8,302	0.9%	42,125	4.2%
Interest expense	5,695	1.2%	4,373	0.8%	11,303	1.2%	8,982	0.9%
(Loss) income before provision for income taxes	(4,469)	(0.9)%	17,278	3.3%	(3,001)	(0.3)%	33,143	3.3%
(Benefit from) provision for income taxes	(1,730)	(0.4)%	6,707	1.3%	(1,162)	(0.1)%	12,752	1.3%
Net (loss) income	$(2,739)	(0.6)%	$10,571	2.0%	$(1,839)	(0.2)%	$20,391	2.0%

(1)	See Note 13 “Restatement of Previously Issued Financial Statements.”

(2)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Summary LTL operating statistics for the three and six months ended June 30 is shown below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Operating ratio	99.4	95.3		98.9	94.7
Tonnage (in thousands of tons)	313.9	359.7	(12.7%)	615.6	709.5	(13.2%)
Shipments (in thousands)	573.7	614.5	(6.6%)	1,112.8	1,203.1	(7.5%)
Revenue per hundredweight (incl. fuel)	$19.54	$19.29	1.3%	$19.21	$19.16	0.3%
Revenue per hundredweight (excl. fuel)	$17.51	$16.78	4.4%	$17.30	$16.67	3.8%
Weight per shipment (lbs.)	1,094	1,171	(6.6%)	1,106	1,179	(6.2%)
Linehaul cost per mile (excl. fuel)	$1.25	$1.25	—%	$1.25	$1.25	—%

Note: Other than operating ratio, the statistics above do not include (i) adjustments for undelivered freight required for financial statement purposes in accordance with Roadrunner's revenue recognition policy; and (ii) non-LTL related business captured within the LTL segment.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues
Consolidated revenues decreased by $34.2 million, or 6.6%, to $483.4 million during the second quarter of 2016 from $517.6 million during the second quarter of 2015, primarily due to continuing declines in freight rates and volumes across most end markets and lower fuel surcharge revenue.
TL revenues decreased $3.4 million, or 1.2%, to $282.2 million during the second quarter of 2016 from $285.6 million during the second quarter of 2015, primarily due to decreased volumes, continued softness in the spot market, and decreases in fuel surcharge revenue. These decreases were offset by an increase of $15.4 million in ground and air expedited freight and incremental revenue of $9.6 million from the 2015 acquisition of Stagecoach.
LTL revenues decreased by $16.6 million, or 11.9%, to $122.3 million during the second quarter of 2016 from $138.9 million during the second quarter of 2015. LTL revenues were impacted by continued weakened freight demand in the general industrial markets we serve, a drop in fuel prices that resulted in a $5.4 million, or 29.8%, decrease in fuel surcharge revenue, and a 12.7% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 4.4% increase in revenue per hundredweight excluding fuel from the prior year second quarter due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues decreased by $16.4 million, or 16.3%, to $83.6 million during the second quarter of 2016 from $100.0 million during the second quarter of 2015, primarily due to a decrease in domestic transportation management and lower volumes and rates in international freight forwarding, partially offset by increases in our warehousing and consolidation business.
Purchased Transportation Costs
Consolidated purchased transportation costs decreased by $29.7 million, or 8.6%, to $315.7 million during the second quarter of 2016 from $345.4 million during the second quarter of 2015.
TL purchased transportation costs decreased $5.6 million, or 3.0%, to $179.0 million during the second quarter of 2016 from $184.6 million during the second quarter of 2015, primarily due to decreased volumes and weakened demand, as well as higher use of employee drivers at recently acquired companies, which are reported in other operating expenses.
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
Global Solutions purchased transportation costs decreased by $14.8 million, or 20.8%, to $56.5 million during the second quarter of 2016 from $71.3 million during the second quarter of 2015. The decreases were primarily due to the lower volumes and market rates in the international freight forwarding and domestic freight management business.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $14.3 million, or 9.9%, to $157.4 million during the second quarter of 2016 from $143.1 million during the second quarter of 2015.
Within our TL business, other operating expenses increased by $15.5 million, or 19.1%, to $96.6 million during the second quarter of 2016 from $81.1 million during the second quarter of 2015, primarily as a result of our acquisition of Stagecoach, which accounted for $7.9 million of the increase, increased insurance and claims expense of $2.6 million, increased equipment lease and maintenance costs of $2.5 million, increased administrative wages and benefits costs of $1.7 million, and increased independent contractor termination and recruiting costs of $0.6 million.
Within our LTL business, other operating expenses increased slightly to $35.7 million during the second quarter of 2016 from $35.4 million during the second quarter of 2015.
Within our Global Solutions business, other operating expenses decreased by $2.1 million, or 9.7%, to $19.1 million during the second quarter of 2016 from $21.2 million during the second quarter of 2015, primarily related to loss of $1.5 million for decommissioned equipment and software for the warehousing and consolidation business in the prior year.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses increased to $5.9 million during the second quarter of 2016 from $5.4 million during the second quarter of 2015.

Depreciation and Amortization
Consolidated depreciation and amortization increased to $9.2 million during the second quarter of 2016 from $7.4 million during the second quarter of 2015, reflecting increases in property and equipment attributable to our acquisitions and our growth and productivity initiatives.
Operating Income (Loss)
Consolidated operating income was $1.2 million during the second quarter of 2016 compared with $21.7 million during the second quarter of 2015.
Within our TL business, operating results decreased by $14.7 million, or 100.8%, to an operating loss of $0.1 million during the second quarter of 2016 from operating income $14.6 million during the second quarter of 2015.
Within our LTL business, operating income decreased by $5.7 million, or 88.0%, to $0.8 million during the second quarter of 2016 from $6.5 million during the second quarter of 2015, primarily as a result of the factors above.
Within our Global Solutions business, operating income increased $0.6 million, or 9.0%, to $6.8 million during the second quarter of 2016 from $6.2 million during the second quarter of 2015.
Interest Expense
Interest expense increased to $5.7 million during the second quarter of 2016 from $4.4 million during the second quarter of 2015, primarily as a result of the increased interest rates.
Income Tax
Income tax benefit was $1.7 million during the second quarter of 2016 compared to income tax expenses of $6.7 million during the second quarter of 2015. The effective tax rate was 38.7% during the second quarter of 2016 and 38.8% during the second quarter of 2015. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net (Loss) Income
Net loss was $2.7 million during the second quarter of 2016 compared to net income of $10.6 million during the second quarter of 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues
Consolidated revenues decreased by $56.5 million, or 5.6%, to $950.0 million during the first half of 2016 from $1,006.5 million during the first half of 2015, primarily due to continuing declines in freight rates and volumes across most end markets and lower fuel surcharge revenue.
TL revenues decreased $1.9 million to $555.6 million during the first half of 2016 from $557.5 million during the first half of 2015, primarily due to continuing declines in freight rates and volumes across most end markets and lower fuel surcharge revenue. These decreases were offset by an increase of $15.4 million in ground and air expedited freight and incremental revenue of $47.2 million from the 2015 acquisition of Stagecoach.
LTL revenues decreased by $33.9 million, or 12.5%, to $236.7 million during the first half of 2016 from $270.6 million during the first half of 2015. LTL revenues were impacted period-over-period by a drop in fuel prices that resulted in a $12.0 million, or 33.8%, decrease in fuel surcharge revenue and a 13.2% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 3.8% increase in revenue per hundredweight excluding fuel from the prior year due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues decreased by $25.7 million, or 13.3%, to $167.0 million during the first half of 2016 from $192.7 million during the first half of 2015, primarily due to a decrease in domestic transportation management and lower volumes and rates in international freight forwarding, partially offset by increases of $1.5 million in our warehousing and consolidation business.
Purchased Transportation Costs
Consolidated purchased transportation costs decreased by $49.1 million, or 7.3%, to $623.7 million during the first half of 2016 from $672.8 million during the first half of 2015.
TL purchased transportation costs decreased by $7.5 million, or 2.1%, to $355.4 million during the first half of 2016 from $362.9 million during the first half of 2015, primarily due to decreased volumes and weakened demand, as well as higher use of employee drivers at recently acquired companies, which are reported in other operating expenses.
LTL purchased transportation costs decreased by $22.0 million, or 11.8%, to $164.7 million during the first half of 2016 from $186.7 million during the first half of 2015. The decreases were consistent with the decreases in revenue, excluding fuel surcharge, and primarily the result of weakened freight demand. Excluding fuel surcharges, our average linehaul cost per mile remained steady at $1.25 during both the first half of 2016 and 2015.
Global Solutions purchased transportation costs decreased by $24.6 million, or 17.9%, to $112.9 million during the first half of 2016 from $137.5 million during the first half of 2015. The decreases were primarily due to lower volumes and market rates in international freight forwarding and domestic freight management business.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $22.3 million, or 8.0%, to $299.6 million during the first half of 2016 from $277.3 million during the first half of 2015.
Within our TL business, other operating expenses increased by $26.2 million, or 16.7%, to $183.0 million during the first half of 2016 from $156.8 million during the first half of 2015, primarily as a result of our acquisition of Stagecoach, which accounted for $15.0 million of the increase, increased equipment lease and maintenance costs of $6.1 million, and increased insurance and claims expense of $5.4 million.
Within our LTL business, other operating expenses decreased by $0.6 million, or 0.9%, to $67.7 million during the first half of 2016 from $68.3 million during the first half of 2015, primarily due to a decrease in contractor reserves of $0.9 million.
Within our Global Solutions business, other operating expenses decreased $3.0 million, or 7.4%, to $37.5 million during the first half of 2016 from $40.5 million during the first half of 2015, primarily related to loss of $1.5 million for decommissioned equipment and software for our warehousing and consolidation business in the first half of 2015 and lower salaries and wages of $0.8 million.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses was $11.3 million during the first half of 2016 and $11.7 million during the first half of 2015.

Depreciation and Amortization
Consolidated depreciation and amortization increased to $18.4 million during the first half of 2016 from $14.2 million during the first half of 2015, reflecting increases in property and equipment attributable to increased capital expenditures in prior years associated with growth and productivity.
Operating Income
Consolidated operating income was $8.3 million during the first half of 2016 compared with $42.1 million during the first half of 2015.
Within our TL business, operating income decreased by $24.3 million, or 86.8%, to $3.7 million during the first half of 2016 from $28.0 million during the first half of 2015.
Within our LTL business, operating income decreased by $11.8 million, or 82.3%, to $2.5 million during the first half of 2016 from $14.3 million during the first half of 2015.
Within our Global Solutions business, operating income increased $2.0 million, or 16.3%, to $14.2 million during the first half of 2016 from $12.2 million during the first half of 2015.
Interest Expense
Interest expense increased to $11.3 million during the first half of 2016 from $9.0 million during the first half of 2015, primarily as a result of the increased interest rates.
Income Tax
Income tax benefit was $1.2 million during the first half of 2016 compared to income tax provision of $12.8 million during the first half of 2015. The effective tax rate was 38.7% during the first half of 2016 and 38.5% during the first half of 2015. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net (Loss) Income
Net loss was $1.8 million during the first half of 2016 compared to net income $20.4 million during the first half of 2015.
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and proceeds from the sale of our common stock. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, finance capital expenditures, and execute our acquisition strategy. As of June 30, 2016, we had $6.1 million in cash and cash equivalents and $153.7 million of availability under our credit facility.
Although we can provide no assurances, we believe that amounts available under our revolving credit facility, net cash provided by operating activities, and available cash and cash equivalents should be adequate to finance working capital and planned capital expenditures for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing as we continue to execute our business strategy.
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
Our credit agreement contains certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. On June 17, 2016, we entered into a Consent, Waiver, and First Amendment (the “Amendment”) to the credit agreement. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the Amendment, the required maximum cash flow leverage ratio was 4.50 to 1.0 for the four quarters ended June 30, 2016 and decreases to 4.00 to 1.0 for the four quarters ending September 30, 2016, 3.75 to 1.0 for the four quarters ending December 31, 2016, 3.50 to 1.0 for the four quarters ending March 31, 2017, 3.25 to 1.0 for the four quarters ending June 30, 2017, and finally to 3.00 to 1.0 for all periods thereafter. As modified by the Amendment, the minimum fixed charge coverage ratio was 1.15 to 1.0 for the four quarters ended June 30, 2016, continues to be 1.15 to 1.0 for the four quarters ending September 30, 2016 and December 31, 2016, and finally increases to 1.25 to 1.0 for all periods thereafter. After considering the effects of the restatement, we were not in compliance with the financial covenants contained in the credit agreement (as modified by the Amendment) for the four quarters ended June 30, 2016.
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
If we do not meet our internal financial forecasts for the third and fourth quarters of 2016, we may not be in compliance with the financial covenants contained in our credit agreement for the four quarters ending September 30, 2016 or December 31, 2016. If we default under the terms of our credit agreement and fail to obtain appropriate amendments to or waivers under the credit agreement, our borrowings against the credit agreement could be immediately declared due and payable. If we fail to pay the amount due, the lenders could proceed against the collateral by which our loans are secured, our borrowing capacity may be limited, or the credit agreement could be terminated. If acceleration of outstanding borrowings occurs or if the credit agreement is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our credit agreement could have a material adverse effect on our liquidity and financial condition. See the section titled “Risk Factors - Our senior credit facility contains financial and other restrictive covenants with which we may be unable to comply. A default under these financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2015.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$35,743	$18,469
Investing activities	(5,549)	(24,026)
Financing activities	(32,025)	697
Net change in cash and cash equivalents	$(1,831)	$(4,860)
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $1.8 million of net loss and the $35.7 million of cash provided by operating activities during the six months ended June 30, 2016 was primarily attributable to $19.8 million of depreciation and amortization expense with the remainder attributable to changes in working capital.
Cash Flows from Investing Activities
Cash used in investing activities was $5.5 million during the six months ended June 30, 2016, which reflects $10.6 million of capital expenditures used to support our operations. These capital expenditures were offset by the proceeds from the sale of property and equipment of $5.1 million.
Cash Flows from Financing Activities
Cash used in financing activities was $32.0 million during the six months ended June 30, 2016, which primarily reflects a net reduction of borrowings of $27.1 million, the reduction of capital lease obligation of $2.9 million, debt issuance costs of $0.7 million, $0.8 million of payments of contingent purchase obligations, and $0.5 million of other miscellaneous cash outflows.

Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K/A for the year ended December 31, 2015 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
A decline in TL and LTL revenues due to lower freight volumes and pricing, as well as operating cost increases in both reporting units due to higher insurance claims, independent contractor termination costs, and excess capacity during the quarter ended June 30, 2016, resulted in operating performance that fell below the projections used in our interim goodwill impairment assessments performed as of September 30, 2015 for our LTL reporting unit and as of March 31, 2016 for our TL reporting unit, which indicated that the fair value exceeded the carrying value. Accordingly, we are required to perform an interim goodwill impairment analysis of our TL and LTL reporting units as of June 30, 2016. Due to the significant effort that is required to determine the implied fair value of reporting units' goodwill, through assessing growth, operating margin, and discount rate assumptions, as well as the lack of updated market data, we have not completed this interim goodwill impairment analysis and will complete the analysis during the third quarter of 2016.

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
Evaluation of Disclosure Controls and Procedures
In connection with the August 8, 2016 filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, our prior Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016 (the “Evaluation Date”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective. In connection with the Audit Committee Investigation and management's review of financial records, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our current CEO (who is also currently serving as the Principal Financial Officer and Principal Accounting Officer). As a result of this evaluation, our current CEO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses in internal controls identified in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015, as filed concurrently with this Form 10-Q/A.
Changes in Internal Control Over Financial Reporting
Except for the identification of the material weaknesses, there were no changes during the quarter ended June 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain liability insurance coverage for claims in excess of $500,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We believe we have adequate insurance to cover losses in excess of the deductible amount. As of June 30, 2016 and December 31, 2015, we had reserves for estimated uninsured losses of $22.0 million and $25.9 million, respectively.
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