Form 10-Q/A
period 2016-09-30
Roadrunner Transportation Systems, Inc.
filed 2018-01-30
CIK 1440024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment” or “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2016 (the “Original Form 10-Q”). The purpose of this Amendment is to restate our previously issued condensed consolidated financial statements and related financial information in the Original Form 10-Q. This Form 10-Q/A also revises our previous evaluation of disclosure controls and procedures.
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
As a result of these errors, we have restated the unaudited condensed consolidated financial statements and related information as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015.
Other Amended Filings
In addition to this Form 10-Q/A, we are concurrently filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2015 to restate our previously issued consolidated financial statements and related financial information and revise our previous conclusion with respect to the effectiveness of our internal control over financial reporting. We are also concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 to restate our previously issued condensed consolidated financial statements and related financial information presented therein and to revise our previous conclusion with respect to the effectiveness of our disclosure controls and procedures.
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
•Part II. Item 1A. Risk Factors

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

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2016	December 31, 2015
	As Restated (1)	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$3,064	$7,930
Accounts receivable, net of allowances of $15,100 and $14,026, respectively	298,307	260,029
Deferred income taxes	19,230	20,891
Income tax receivable	28,993	20,663
Prepaid expenses and other current assets	37,829	37,051
Total current assets	387,423	346,564
Property and equipment, net of accumulated depreciation of $81,735 and $64,780, respectively	184,226	195,364
Other assets:
Goodwill	312,509	682,810
Intangible assets, net	69,268	75,694
Other noncurrent assets	10,880	7,321
Total other assets	392,657	765,825
Total assets	$964,306	$1,307,753
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$404,180	$432,830
Accounts payable	169,598	116,166
Accrued expenses and other current liabilities	81,700	81,922
Total current liabilities	655,478	630,918
Long-term deferred tax liabilities	61,017	105,088
Other long-term liabilities	11,917	15,308
Total liabilities	728,412	751,314
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 100,000 shares authorized; 38,335 and 38,266 shares issued and outstanding	383	383
Additional paid-in capital	398,165	397,253
Retained (deficit) earnings	(162,654)	158,803
Total stockholders’ investment	235,894	556,439
Total liabilities and stockholders’ investment	$964,306	$1,307,753
(1) See Note 13 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
Revenues	$532,009	$496,764	$1,481,972	$1,503,221
Operating expenses:
Purchased transportation costs	358,271	324,812	981,971	997,614
Personnel and related benefits	72,767	66,921	212,806	195,988
Other operating expenses	80,433	88,567	239,967	236,789
Depreciation and amortization	9,248	8,206	27,636	22,447
Impairment charges	372,081	—	372,081	—
Acquisition transaction expenses	—	564	—	564
Total operating expenses	892,800	489,070	1,834,461	1,453,402
Operating (loss) income	(360,791)	7,694	(352,489)	49,819
Interest expense	5,757	4,913	17,060	13,895
(Loss) Income before provision for income taxes	(366,548)	2,781	(369,549)	35,924
(Benefit from) provision for income taxes	(46,930)	1,076	(48,092)	13,828
Net (loss) income	$(319,618)	$1,705	$(321,457)	$22,096
(Loss) earnings per share:
Basic	$(8.34)	$0.04	$(8.39)	$0.58
Diluted	$(8.34)	$0.04	$(8.39)	$0.56
Weighted average common stock outstanding:
Basic	38,328	38,264	38,310	38,149
Diluted	38,328	39,471	38,310	39,441
(1) See Note 13 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
	As Restated (1)	As Restated (1)
Cash flows from operating activities:
Net (loss) income	$(321,457)	$22,096
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,675	24,040
(Gain) loss on disposal of property and equipment	(310)	1,553
Gain on sale of business	(5,416)	—
Share-based compensation	1,653	2,044
Adjustment to contingent purchase obligation	(2,458)	(191)
Provision for bad debts	2,826	4,426
Tax deficiency (excess tax benefit) on share-based compensation	465	(1,175)
Deferred tax (benefit) provision	(46,899)	2,054
Impairment charges	372,081	—
Changes in:
Accounts receivable	(41,102)	(2,100)
Income tax receivable	(8,330)	(8,814)
Prepaid expenses and other assets	1,063	(5,260)
Accounts payable	53,432	(5,535)
Accrued expenses and other liabilities	5,597	5,787
Net cash provided by operating activities	40,820	38,925
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(32,364)
Capital expenditures	(16,156)	(39,436)
Proceeds from sale of business	1,000	—
Proceeds from sale of property and equipment	6,014	5,313
Net cash used in investing activities	(9,142)	(66,487)
Cash flows from financing activities:
Borrowings under revolving credit facilities	197,789	154,127
Payments under revolving credit facilities	(213,038)	(231,127)
Debt borrowings	—	110,000
Debt payments	(14,750)	(5,000)
Debt issuance costs	(692)	(2,713)
Payments of contingent purchase obligations	(798)	(3,317)
Proceeds from issuance of restricted stock units, net of taxes paid	(276)	(929)
Proceeds from issuance of common stock, net of issuance costs	—	3,786
(Tax deficiency) excess tax benefit on share-based compensation	(465)	1,175
Reduction of capital lease obligation	(4,314)	(873)
Net cash (used in) provided by financing activities	(36,544)	25,129
Net decrease in cash and cash equivalents	(4,866)	(2,433)
Cash and cash equivalents:
Beginning of period	7,930	10,809
End of period	$3,064	$8,376
(1) See Note 13 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2016	2015
	As Restated (1)	As Restated (1)
Supplemental cash flow information:
Cash paid for interest	$14,731	$11,831
Cash paid for income taxes (net of refunds)	$993	$20,241
Non-cash sale of business	$3,860	$—
Non-cash capital leases and other obligations to acquire assets	$—	$6,476
Non-cash contingent purchase obligation recorded on the opening balance sheet	$—	$4,114
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
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the Company's opinion, except as noted below with respect to the change in accounting principle and the change in segments and the adjustments related to the restatement of previously issued financial statements as disclosed in Note 13, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
Change in Accounting Principle
On January 1, 2016, the Company adopted a new methodology for accounting for debt issuance costs in accordance with the Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires debt issuance costs related to a recognized debt liability in the balance sheet to be presented as a direct reduction from the carrying amount of that debt liability. The change in methodology has been applied retrospectively. The balance of the debt issuance costs has been reclassified from other noncurrent assets to a direct reduction of debt on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.
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
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which will be effective for the Company in 2018. ASU 2016-15 provides guidance on specific cash flow issues, including but not limited to: debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; and distributions received from equity method investees. ASU 2016-15 provides guidance on how to account for the cash inflows and/or outflows in the statement of cash flows. The Company is in the process of evaluating the guidance in this Accounting Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which will be effective for the Company in 2018. Current GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfers other than inventory (e.g. property and equipment) until the asset has been sold to an outside party. Under ASU 2016-16, the FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs. ASU 2016-16 does not include any new disclosure requirements; however, existing disclosure around the rate reconciliations and types of temporary differences and/or carryforward that give rise to a significant portion of deferred income taxes may be applicable. The Company is in the process of evaluating the guidance in this Accounting Standards Update and has not yet determined if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
2. Acquisitions
On July 28, 2015, the Company acquired all of the outstanding partnership interests of Stagecoach Cartage and Distribution LP (“Stagecoach”) for the purpose of expanding its presence within the TL segment. Cash consideration paid was $32.3 million. The acquisition was financed with borrowings under the Company's credit facility discussed in Note 5. The Stagecoach purchase agreement calls for contingent consideration in the form of a contingent purchase obligation capped at $5.0 million. The former owners of Stagecoach were entitled to receive a payment equal to the amount by which Stagecoach's operating income before depreciation and amortization, as defined in the purchase agreement, exceeded $7.0 million for the twelve month periods ending July 31, 2016, 2017, 2018, and 2019. Approximately $4.1 million was recorded as a contingent purchase obligation on the opening balance sheet.
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
3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company evaluates goodwill and intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach, the first of which is to compare the estimated fair value at each of its reporting units to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, a non-cash goodwill impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount.
For purposes of the impairment analysis, the fair value of the Company’s reporting units is estimated based upon an average of the market approach and the income approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates and growth rates, among others. The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, and property and equipment. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company's stock may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.
The Company has four reporting units for its three segments: TL, LTL, Global Solutions, and Warehousing & Consolidation, which is consolidated into the Company's Global Solutions segment. The Company conducts its goodwill impairment analysis for each of its four reporting units as of July 1 of each year. As a result of the first step of the Company's goodwill impairment analysis as of July 1, 2016, the Company determined that the fair value of the Global Solutions reporting unit exceeded its carrying value by 8.4%; thus no impairment was indicated for this reporting unit. However, resulting from a combination of weakened environment, the inability to meet forecast results, and the lower share price, the Company determined that the fair value of the TL, LTL, and Warehousing & Consolidation reporting units were less than their respective carrying values, requiring the Company to perform the second step of the goodwill impairment analysis for its TL, LTL, and Warehousing & Consolidation reporting units.

The Company completed the second step of the goodwill impairment analysis for its TL, LTL, and Warehousing & Consolidation reporting units and recorded non-cash goodwill impairment charges of $157.5 million, $197.3 million, and $17.2 million in the third quarter of 2016 for its TL, LTL, and Warehousing & Consolidation reporting units, respectively. No goodwill impairment charges were recorded in 2015.
As indicated in Note 1, in connection with the change in segments, the Company reallocated goodwill of $77.5 million between the TL and Global Solutions segments as of December 31, 2015. Additionally, the goodwill balances have been adjusted for the effects of the restatement discussed in Note 13. The following is a rollforward of goodwill from December 31, 2015 to September 30, 2016 by segment (in thousands):

	TL	LTL	Global Solutions	Total
Goodwill balance as of December 31, 2015	$254,940	$197,312	$230,558	$682,810
Adjustments to goodwill for purchase accounting	1,780	—	—	1,780
Impairment charges	(157,538)	(197,312)	(17,231)	(372,081)
Goodwill balance as of September 30, 2016	$99,182	$—	$213,327	$312,509
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

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$57,468	$(13,320)	$44,148	$57,468	$(9,714)	$47,754
LTL	1,358	(1,067)	291	1,358	(1,017)	341
Global Solutions	38,427	(13,598)	24,829	38,427	(10,828)	27,599
Total	$97,253	$(27,985)	$69,268	$97,253	$(21,559)	$75,694
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

Remainder 2016	$2,140
2017	8,447
2018	8,183
2019	7,879
2020	7,506
2021	7,324
Thereafter	27,789
Total	$69,268
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
Certain of the Company’s acquisitions contain contingent purchase obligations as described in Note 2. The contingent purchase obligation related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value. Changes to the fair value are recognized as income or expense within other operating expenses in the condensed consolidated statements of operations. In measuring the fair value of the contingent purchase obligation, the Company used an income approach that considers the expected future earnings of the acquired businesses, for the varying performance periods, based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate. The Company expects to pay an additional $1.7 million in the fourth quarter of 2016 associated with the contingent purchase obligations. Based on future expected earnings the Company does not expect to pay any additional contingent purchase obligation subsequent to the fourth quarter of 2016.
The following table presents information, as of September 30, 2016 and December 31, 2015, about the Company’s financial liabilities (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase obligation related to acquisitions	$—	$—	$1,657	$1,657
Total liabilities at fair value	$—	$—	$1,657	$1,657

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase obligation related to acquisitions	$—	$—	$4,913	$4,913
Total liabilities at fair value	$—	$—	$4,913	$4,913
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$4,211	$3,482	$4,913	$6,842
Contingent purchase obligation related to acquisitions	—	4,114	—	4,114
Payments of contingent purchase obligations	—	—	(798)	(3,317)
Interest expense	(96)	57	—	205
Adjustments to contingent purchase obligations (1)	(2,458)	—	(2,458)	(191)
Balance, end of period	$1,657	$7,653	$1,657	$7,653

(1)	Adjustments to contingent purchase obligations are reported in other operating expenses in the condensed consolidated statements of operations.

5. Debt
Debt as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Senior debt:
Revolving credit facility	$127,900	$143,149
Term loan	281,500	296,250
Total debt	409,400	439,399
Less: Debt issuance costs	(5,220)	(6,569)
Total debt, net of debt issuance costs	404,180	432,830
Less: Current maturities	(404,180)	(432,830)
Total debt, net of current maturities	$—	$—
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
The credit agreement is collateralized by all assets of the Company and contains certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the Amendment, the maximum cash flow leverage ratio was 4.00 to 1.0 for the four quarters ended September 30, 2016 and then decreases to 3.75 to 1.0 for the four quarters ending December 31, 2016, 3.50 to 1.0 for the four quarters ending March 31, 2017, 3.25 to 1.0 for the four quarters ending June 30, 2017, and finally to 3.00 to 1.0 for all periods thereafter. As modified by the Amendment, the minimum fixed charge coverage ratio was 1.15 to 1.0 for the four quarters ended September 30, 2016 and December 31, 2016, and increases to 1.25 to 1.0 for all periods thereafter.
As of September 30, 2016, the Company was not in compliance with its cash flow leverage ratio requirement and obtained a waiver from U.S. Bank and the other lenders. However, after considering the effects of the restatement adjustments, the Company was also not in compliance with its fixed charge ratio requirement and as a result reclassified all of its debt as current in the accompanying condensed consolidated balance sheet as of September 30, 2016.
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
The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy described in Note 4. The carrying value of the Company's debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. Borrowings under the credit agreement bear interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.50%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.50%. The revolving credit facility also provides for the issuance of up to $40.0 million in letters of credit. As of September 30, 2016, the Company had outstanding letters of credit totaling $22.8 million. As of September 30, 2016, total availability under the revolving credit facility was $99.3 million and the average interest rate on the credit agreement was 4.1%.
6. Stockholders’ Investment
Changes in stockholders’ investment for the three and nine months ended September 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$555,264	$550,640	$556,439	$524,287
Net (loss) income	(319,618)	1,705	(321,457)	22,096
Share-based compensation	527	423	1,653	2,044
Issuance costs from secondary stock offering	—	(225)	—	(225)
Issuance of restricted stock units, net of taxes paid	(99)	(68)	(276)	(929)
Issuance of common stock from stock options	—	—	—	4,011
(Tax deficiency) excess tax benefit on share-based compensation	(180)	(16)	(465)	1,175
Ending balance	$235,894	$552,459	$235,894	$552,459
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

The Company had stock options and warrants outstanding of 3,265,393 as of September 30, 2016 that were not included in the computation of diluted (loss) earnings per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the three and nine months ended September 30, 2016. As of September 30, 2015, all stock options, warrants, and restricted stock units were included in the computation of diluted (loss) earnings per share.
The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic weighted average common stock outstanding	38,328	38,264	38,310	38,149
Effect of dilutive securities
Employee stock options	—	70	—	94
Warrants	—	1,089	—	1,150
Restricted stock units	—	48	—	48
Diluted weighted average common stock outstanding	38,328	39,471	38,310	39,441
8. Income Taxes
The effective income tax rate was 12.8% for three months ended September 30, 2016 and 13.0% for nine months ended September 30, 2016. The effective income tax rate was 38.7% for three months ended September 30, 2015 and 38.5% for the nine months ended September 30, 2015. In determining the provision for income taxes, the Company used an estimated annual effective tax rate, which was based on expected annual income, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of income and expense. Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35.0% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences. The non-deductible goodwill impairment charges incurred during the third quarter of 2016 decreased the overall income tax benefit the Company received during the three and nine months ended September 30, 2016.
9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $13.2 million as of September 30, 2016.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $3.4 million and $4.7 million as of September 30, 2016 and December 31, 2015, respectively.
During the third quarter of 2015, the Company experienced an acceleration of its IC recruiting costs, guarantee payments, and reseating and reconditioning costs associated with these lease purchase programs. Accordingly, the Company decided to terminate certain lease purchase guarantee programs during the third quarter of 2015 and established a loss reserve of $3.0 million. As of December 31, 2015, the loss reserve was $1.3 million in accrued expenses and other current liabilities. There was no loss reserve recorded as of September 30, 2016. The Company paid $2.4 million and $2.0 million during the third quarter of 2016 and 2015, respectively, and $7.8 million and $4.1 million during the first nine months of 2016 and 2015, respectively.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains liability insurance coverage for claims in excess of $1,000,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company believes it has adequate insurance to cover losses in excess of the deductible amount. As of September 30, 2016 and December 31, 2015, the Company had reserves for estimated uninsured losses of $23.3 million and $25.9 million, respectively, included in accrued expenses and other current liabilities.
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
11. Related Party Transactions
The Company has an advisory agreement with HCI Equity Management L.P. (“HCI”) that requires the Company to pay transaction fees and an annual advisory fee of $0.1 million. The Company made no payments to HCI during the three months ended September 30, 2016 or 2015. The Company paid an aggregate of $0.2 million and $0.1 million to HCI during the nine months ended September 30, 2016 and 2015, respectively, for the annual advisory fee and travel expenses incurred. The Company owed an aggregate of $0.8 million to HCI as of September 30, 2015 for services rendered in connection with the sixth amended and restated credit agreement.
The Company has a number of dedicated carriers that haul freight for the operating companies that are owned by employees of the operating companies. The Company paid an aggregate of $2.1 million and $1.3 million to these carriers during the three months ended September 30, 2016 and 2015, respectively. The Company paid an aggregate of $5.6 million and $4.1 million to these carriers during the nine months ended September 30, 2016 and 2015, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $1.1 million and $0.5 million under these leases during the three months ended September 30, 2016 and 2015, respectively. The Company paid an aggregate of $2.4 million and $0.8 million under these leases during the nine months ended September 30, 2016 and 2015, respectively.
During the quarter ended June 30, 2016, the Company entered into and completed a sale leaseback transaction to sell the Stagecoach warehouse and corporate office to an entity owned by the employee who manages Stagecoach for a total sale price of $3.5 million.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $0.4 million during the during the three months ended September 30, 2016. The amount paid for the leased equipment was minimal during the three months ended September 30, 2015. The company paid an aggregate of $0.6 million and $0.1 million during the nine months ended September 30, 2016 and 2015, respectively.
12. Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three segments: TL, LTL, and Global Solutions. As indicated in Note 1, the Company realigned two of its operating companies into different segments. Segment disclosures as of December 31, 2015 and for the three and nine months ended September 30, 2015 have been retrospectively revised to reflect this change in segments.
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

The following table reflects certain financial data of the Company’s segments, which has been adjusted for the effects of the restatement described in Note 13, for the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
TL	$335,183	$281,003	$890,752	$838,455
LTL	118,918	127,284	355,617	397,872
Global Solutions	83,294	94,198	250,299	286,896
Eliminations	(5,386)	(5,721)	(14,696)	(20,002)
Total	532,009	496,764	1,481,972	1,503,221
Impairment charges:
TL	$157,538	$—	$157,538	$—
LTL	197,312	—	197,312	—
Global Solutions	17,231	—	17,231	—
Total	$372,081	$—	$372,081	$—
Operating (loss) income:
TL	$(147,091)	$7,346	$(143,403)	$35,326
LTL	(196,635)	1,865	(194,109)	16,116
Global Solutions	(11,176)	8,221	3,016	20,421
Corporate	(5,889)	(9,738)	(17,993)	(22,044)
Total operating (loss) income	(360,791)	7,694	(352,489)	49,819
Interest expense	5,757	4,913	17,060	13,895
(Loss) income before provision for income taxes	$(366,548)	$2,781	$(369,549)	$35,924
Depreciation and amortization:
TL	$6,632	$5,994	$20,074	$15,728
LTL	999	686	2,733	2,027
Global Solutions	1,229	1,183	3,684	3,720
Corporate	388	343	1,145	972
Total	$9,248	$8,206	$27,636	$22,447
Capital expenditures(1):
TL	$4,265	$11,369	$9,259	$37,058
LTL	1,008	1,445	3,422	6,715
Global Solutions	431	75	3,395	225
Corporate	(179)	612	80	1,914
Total	$5,525	$13,501	$16,156	$45,912
(1) The total capital expenditures for the three and nine months ended September 30, 2015 includes both cash and non-cash portions as reflected in the Condensed Consolidated Statements of Cash Flows.

	September 30, 2016	December 31, 2015
Assets:
TL	$523,095	$656,491
LTL	146,474	330,203
Global Solutions	292,627	317,453
Corporate	4,308	8,057
Eliminations (1)	(2,198)	(4,451)
Total	$964,306	$1,307,753
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
The Company determined that it did not properly establish an accrual for contractor or driver payables incurred but not paid at the acquisition date for one of its operating companies. It was also determined that subsequent accruals were also not established thereby understating purchase transportation costs. Using actual payment data, the Company determined the accrual for its driver and contractor payables at the date of acquisition and at the end of each subsequent period. Additionally, the Company identified discrepancies between how certain operating companies were recording settlement deductions for ICs resulting in an overstatement of purchased transportation costs and an understatement of other operating expenses. The Company corrected purchased transportation costs and other operating expenses in the restated condensed consolidated financial statements.
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
Goodwill Impairment
As discussed in Note 3 “Goodwill and Intangible Assets,” the Company performed its goodwill impairment analysis as of July 1. The Company initially recorded the impairment charge in the fourth quarter of 2016 when it completed the second step of its goodwill impairment analysis. The accounting guidance around goodwill impairment analysis requires a company to estimate an impairment charge in the period the impairment is identified. Additionally, the Company's carrying value of its goodwill changed as a result of the restatement adjustments. The Company updated its goodwill impairment analysis taking the restatement adjustments into consideration and recorded a goodwill impairment charge in the third quarter of 2016.
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

Impact on Condensed Consolidated Statements of Operations
The net effect of the restatement described above on the Company's previously issued condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2016
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Goodwill Impairment	Income Taxes & Debt Reclassification	As Restated
Revenues	$532,209	$(200)	$—	$—	$—	$—	$—	$532,009
Operating expenses:
Purchased transportation costs	360,548	—	(2,277)	—	—	—	—	358,271
Personnel and related benefits	71,197	—	1,570	—	—	—	—	72,767
Other operating expenses	71,838	3,087	1,940	871	2,697	—	—	80,433
Depreciation and amortization	9,723	—	—	—	(475)	—	—	9,248
Impairment charges	—	—	—	—	—	372,081	—	372,081
Total operating expenses	513,306	3,087	1,233	871	2,222	372,081	—	892,800
Operating (loss) income	18,903	(3,287)	(1,233)	(871)	(2,222)	(372,081)	—	(360,791)
Interest expense	5,949	—	(192)	—	—	—	—	5,757
Income (loss) before provision for income taxes	12,954	(3,287)	(1,041)	(871)	(2,222)	(372,081)	—	(366,548)
Provision for (benefit from) income taxes	5,015						(51,945)	(46,930)
Net income (loss)	$7,939	$(3,287)	$(1,041)	$(871)	$(2,222)	$(372,081)	$51,945	$(319,618)
Earnings per share:
Basic	$0.21							$(8.34)
Diluted	$0.21							$(8.34)
Weighted average common stock outstanding:
Basic(1)	38,328							38,328
Diluted(1)	38,340							38,328
(1) As restated amounts for basic and diluted weighted average common stock outstanding have been corrected for the effects of the restatement, which resulted in a net loss.

	Nine Months Ended September 30, 2016
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Goodwill Impairment	Income Taxes & Debt Reclassification	As Restated
Revenues	$1,481,273	$1,699	$(1,000)	$—	$—	$—	$—	$1,481,972
Operating expenses:
Purchased transportation costs	986,477	—	(4,506)	—	—	—	—	981,971
Personnel and related benefits	210,354	—	2,452	—	—	—	—	212,806
Other operating expenses	217,514	5,275	8,075	1,656	7,447	—	—	239,967
Depreciation and amortization	28,790	—	—	—	(1,154)	—	—	27,636
Impairment charges	—	—	—	—	—	372,081	—	372,081
Total operating expenses	1,443,135	5,275	6,021	1,656	6,293	372,081	—	1,834,461
Operating (loss) income	38,138	(3,576)	(7,021)	(1,656)	(6,293)	(372,081)	—	(352,489)
Interest expense	17,252	—	(192)	—	—	—	—	17,060
Income (loss) before provision for income taxes	20,886	(3,576)	(6,829)	(1,656)	(6,293)	(372,081)	—	(369,549)
Provision for (benefit from) income taxes	8,084	—	—	—	—	—	(56,176)	(48,092)
Net income (loss)	$12,802	$(3,576)	$(6,829)	$(1,656)	$(6,293)	$(372,081)	$56,176	$(321,457)
Earnings per share:
Basic	$0.33							$(8.39)
Diluted	$0.33							$(8.39)
Weighted average common stock outstanding:
Basic(1)	38,310							38,310
Diluted(1)	38,360							38,310
(1) As restated amounts for basic and diluted weighted average common stock outstanding have been corrected for the effects of the restatement, which resulted in a net loss.

	Three Months Ended September 30, 2015
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
Revenues	$497,173	$(409)	$—	$—	$—	$—	$496,764
Operating expenses:
Purchased transportation costs	326,251	—	(1,439)	—	—	—	324,812
Personnel and related benefits	65,997	—	924	—	—	—	66,921
Other operating expenses	81,559	3,093	1,120	671	2,124	—	88,567
Depreciation and amortization	8,443	—	—	—	(237)	—	8,206
Acquisition transaction expenses	564	—	—	—	—	—	564
Total operating expenses	482,814	3,093	605	671	1,887	—	489,070
Operating income	14,359	(3,502)	(605)	(671)	(1,887)	—	7,694
Interest expense	4,913	—	—	—	—	—	4,913
Income before provision for income taxes	9,446	(3,502)	(605)	(671)	(1,887)	—	2,781
Provision for income taxes	3,655	—	—	—	—	(2,579)	1,076
Net income	$5,791	$(3,502)	$(605)	$(671)	$(1,887)	$2,579	$1,705
Earnings per share:
Basic	$0.15						$0.04
Diluted	$0.15						$0.04
Weighted average common stock outstanding:
Basic	38,264						38,264
Diluted	39,471						39,471

	Nine Months Ended September 30, 2015
	As Previously Reported	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
Revenues	$1,504,073	$(852)	$—	$—	$—	$—	$1,503,221
Operating expenses:
Purchased transportation costs	1,000,815	—	(3,201)	—	—	—	997,614
Personnel and related benefits	193,846	—	2,142	—	—	—	195,988
Other operating expenses	213,590	6,728	7,265	3,498	5,708	—	236,789
Depreciation and amortization	22,855	—	—	—	(408)	—	22,447
Acquisition transaction expenses	564	—	—	—	—	—	564
Total operating expenses	1,431,670	6,728	6,206	3,498	5,300	—	1,453,402
Operating income	72,403	(7,580)	(6,206)	(3,498)	(5,300)	—	49,819
Interest expense	13,895	—	—	—	—	—	13,895
Income before provision for income taxes	58,508	(7,580)	(6,206)	(3,498)	(5,300)	—	35,924
Provision for income taxes	22,642	—	—	—	—	(8,814)	13,828
Net income	$35,866	$(7,580)	$(6,206)	$(3,498)	$(5,300)	$8,814	$22,096
Earnings per share:
Basic	$0.94						$0.58
Diluted	$0.91						$0.56
Weighted average common stock outstanding:
Basic(1)	38,149						38,149
Diluted(1)	39,446						39,441
(1) As restated amounts for basic and diluted weighted average common stock outstanding have been corrected for a computational error identified.

Impact on Condensed Consolidated Balance Sheets
The net effect of the restatement described above on the Company's previously issued condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016
	As Previously Reported (1)	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Goodwill Impairment	Income Taxes & Debt Reclassification	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,868	$—	$(1,804)	$—	$—	$—	$—	$3,064
Accounts receivable	310,357	(12,050)	—	—	—	—	—	298,307
Deferred income taxes	3,215	—	—	—	—	—	16,015	19,230
Income tax receivable	11,262	—	—	—	—	—	17,731	28,993
Prepaid expenses and other current assets	58,775	(1,534)	(12,638)	(2,733)	(4,041)	—	—	37,829
Total current assets	388,477	(13,584)	(14,442)	(2,733)	(4,041)	—	33,746	387,423
Property and equipment	190,979	—	(674)	—	(6,079)	—	—	184,226
Other assets:
Goodwill	694,302	(2,174)	(1,896)	—	(9,626)	(372,081)	3,984	312,509
Intangible assets, net	70,268	—	(1,000)	—	—	—	—	69,268
Other noncurrent assets	7,266	(326)	3,602	—	338	—	—	10,880
Total other assets	771,836	(2,500)	706	—	(9,288)	(372,081)	3,984	392,657
Total assets	$1,351,292	$(16,084)	$(14,410)	$(2,733)	$(19,408)	$(372,081)	$37,730	$964,306

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$404,180	$—	$—	$—	$—	$—	$—	$404,180
Accounts payable	152,676	13,028	3,894	—	—	—	—	169,598
Accrued expenses and other current liabilities	46,259	502	15,859	18,972	—	—	108	81,700
Total current liabilities	603,115	13,530	19,753	18,972	—	—	108	655,478
Long-term deferred tax liabilities	108,175						(47,158)	61,017
Other long-term liabilities	12,981	—	(1,064)	—	—	—	—	11,917
Total liabilities	724,271	13,530	18,689	18,972	—	—	(47,050)	728,412
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock	383	—	—	—	—	—	—	383
Additional paid-in capital	398,165	—	—	—	—	—	—	398,165
Retained (deficit) earnings	228,473	(29,614)	(33,099)	(21,705)	(19,408)	(372,081)	84,780	(162,654)
Total stockholders’ investment	627,021	(29,614)	(33,099)	(21,705)	(19,408)	(372,081)	84,780	235,894
Total liabilities and stockholders’ investment	$1,351,292	$(16,084)	$(14,410)	$(2,733)	$(19,408)	$(372,081)	$37,730	$964,306
(1) As previously reported balances have been revised to separate taxes receivable from prepaid expenses and other current assets and long-term deferred tax liabilities from other long-term liabilities.

	December 31, 2015
	As Previously Reported (1)	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities	Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$8,664	$—	$(734)	$—	$—	$—	$7,930
Accounts receivable	272,176	(12,147)	—	—	—	—	260,029
Deferred income taxes	4,876	—	—	—	—	16,015	20,891
Income tax receivable	11,262	—	—	—	—	9,401	20,663
Prepaid expenses and other current assets	50,839	(112)	(10,464)	(2,405)	(807)	—	37,051
Total current assets	347,817	(12,259)	(11,198)	(2,405)	(807)	25,416	346,564
Property and equipment	197,744	—	302	—	(2,682)	—	195,364
Other assets:
Goodwill	691,118	(2,136)	(530)	—	(9,626)	3,984	682,810
Intangible assets, net	76,694	—	(1,000)	—	—	—	75,694
Other noncurrent assets	6,183	(230)	1,368	—	—	—	7,321
Total other assets	773,995	(2,366)	(162)	—	(9,626)	3,984	765,825
Total assets	$1,319,556	$(14,625)	$(11,058)	$(2,405)	$(13,115)	$29,400	$1,307,753

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$15,000	$—	$—	$—	$—	$417,830	$432,830
Accounts payable	104,357	11,125	684	—	—	—	116,166
Accrued expenses and other current liabilities	48,657	288	15,225	17,644	—	108	81,922
Total current liabilities	168,014	11,413	15,909	17,644	—	417,938	630,918
Long-term debt, net of current maturities	417,830	—	—	—	—	(417,830)	—
Long-term deferred tax liabilities	104,400					688	105,088
Other long-term liabilities	16,005	—	(697)	—	—	—	15,308
Total liabilities	706,249	11,413	15,212	17,644	—	796	751,314
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock	383	—	—	—	—	—	383
Additional paid-in capital	397,253	—	—	—	—	—	397,253
Retained earnings	215,671	(26,038)	(26,270)	(20,049)	(13,115)	28,604	158,803
Total stockholders’ investment	613,307	(26,038)	(26,270)	(20,049)	(13,115)	28,604	556,439
Total liabilities and stockholders’ investment	$1,319,556	$(14,625)	$(11,058)	$(2,405)	$(13,115)	$29,400	$1,307,753
(1) As previously reported balances have been revised to separate taxes receivable from prepaid expenses and other current assets and long-term deferred tax liabilities from other long-term liabilities.

Impact on Condensed Consolidated Statements of Cash Flows
The net effect of the restatement described above on the Company's previously issued condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Nine Months Ended September 30, 2016
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$12,802	$(334,259)	$(321,457)
Depreciation and amortization	30,829	(1,154)	29,675
Gain on disposal of property and equipment	(1,467)	1,157	(310)
Gain on sale of business	(4,916)	(500)	(5,416)
Provision for bad debts	1,386	1,440	2,826
Deferred tax provision	947	(47,846)	(46,899)
Share-based compensation	1,653	—	1,653
Adjustment to contingent purchase obligation	—	(2,458)	(2,458)
Tax deficiency on share-based compensation	465	—	465
Impairment charges	—	372,081	372,081
Changes in:
Accounts receivable	(39,603)	(1,499)	(41,102)
Income tax receivable	—	(8,330)	(8,330)
Prepaid expenses and other assets	(4,119)	5,182	1,063
Accounts payable	48,319	5,113	53,432
Accrued expenses and other liabilities	1,223	4,374	5,597
Net cash provided by operating activities	47,519	(6,699)	40,820
Cash flows from investing activities:
Capital expenditures	(21,892)	5,736	(16,156)
Proceeds from sale of business	1,000	—	1,000
Proceeds from sale of property and equipment	6,014	—	6,014
Net cash used in investing activities	(14,878)	5,736	(9,142)
Cash flows from financing activities:
Net cash used in financing activities	(36,437)	(107)	(36,544)
Net decrease in cash and cash equivalents	(3,796)	(1,070)	(4,866)
Cash and cash equivalents:
Beginning of period	8,664	(734)	7,930
End of period	$4,868	$(1,804)	$3,064

	Nine Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$35,866	$(13,770)	$22,096
Depreciation and amortization	24,448	(408)	24,040
(Gain) loss on disposal of property and equipment	(205)	1,758	1,553
Provision for bad debts	1,852	2,574	4,426
Deferred tax provision	2,054	—	2,054
Share-based compensation	2,044	—	2,044
Adjustment to contingent purchase obligation	—	(191)	(191)
Excess tax benefit on share-based compensation	(1,175)	—	(1,175)
Changes in:
Accounts receivable	(3,340)	1,240	(2,100)
Income tax receivable	—	(8,814)	(8,814)
Prepaid expenses and other assets	(7,287)	2,027	(5,260)
Accounts payable	(9,936)	4,401	(5,535)
Accrued expenses and other liabilities	(1,859)	7,646	5,787
Net cash provided by operating activities	42,462	(3,537)	38,925
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(32,364)	—	(32,364)
Capital expenditures	(43,206)	3,770	(39,436)
Proceeds from sale of property and equipment	5,313	—	5,313
Net cash used in investing activities	(70,257)	3,770	(66,487)
Cash flows from financing activities:
Net cash provided by financing activities	25,521	(392)	25,129
Net decrease in cash and cash equivalents	(2,274)	(159)	(2,433)
Cash and cash equivalents:
Beginning of period	11,345	(536)	10,809
End of period	$9,071	$(695)	$8,376

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

Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, Global Solutions, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and Global Solutions segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and Global Solutions segments are expressed as a percentage of segment revenues. Corporate and total statement of operations data are expressed as a percentage of consolidated revenues. In 2016, we realigned two of our operating companies into different segments. The change in segments did not have any impact on the consolidated financial statements. Segment data for the three and nine months ended September 30, 2015 has been retrospectively revised to reflect the change in segments.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016 (1)		2015 (1)		2016 (1)		2015 (1)
	(In thousands, except for %’s)
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
TL	$335,183	63.0%	$281,003	56.6%	$890,752	60.1%	$838,455	55.8%
LTL	118,918	22.4%	127,284	25.6%	355,617	23.9%	397,872	26.4%
Global Solutions	83,294	15.7%	94,198	19.0%	250,299	16.9%	286,896	19.1%
Eliminations	(5,386)	(1.0)%	(5,721)	(1.1)%	(14,696)	(1.0)%	(20,002)	(1.3)%
Total	532,009	100.0%	496,764	100.0%	1,481,972	100.0%	1,503,221	100.0%
Purchased transportation costs:
TL	225,515	67.3%	175,846	62.6%	580,914	65.2%	538,775	64.3%
LTL	81,841	68.8%	88,879	69.8%	246,572	69.3%	275,556	69.3%
Global Solutions	56,301	67.6%	65,808	69.9%	169,181	67.6%	203,285	70.9%
Eliminations	(5,386)	(1.0)%	(5,721)	(1.2)%	(14,696)	(1.0)%	(20,002)	(1.3)%
Total	358,271	67.3%	324,812	65.4%	981,971	66.3%	997,614	66.4%
Other operating expenses (2):
TL	92,589	27.6%	91,817	32.7%	275,629	30.9%	248,626	29.7%
LTL	35,401	29.8%	35,854	28.2%	103,109	29.0%	104,173	26.2%
Global Solutions	19,709	23.7%	18,986	20.2%	57,187	22.8%	59,470	20.7%
Corporate	5,501	1.0%	9,395	1.9%	16,848	1.1%	21,072	1.4%
Total	153,200	28.8%	156,052	31.4%	452,773	30.6%	433,341	28.8%
Depreciation and amortization:
TL	6,632	2.0%	5,994	2.1%	20,074	2.3%	15,728	1.9%
LTL	999	0.8%	686	0.5%	2,733	0.8%	2,027	0.5%
Global Solutions	1,229	1.5%	1,183	1.3%	3,684	1.5%	3,720	1.3%
Corporate	388	0.1%	343	0.1%	1,145	0.1%	972	0.1%
Total	9,248	1.7%	8,206	1.7%	27,636	1.9%	22,447	1.5%
Impairment charges:
TL	157,538	47.0%	—	—%	157,538	17.7%	—	—%
LTL	197,312	165.9%	—	—%	197,312	55.5%	—	—%
Global Solutions	17,231	20.7%	—	—%	17,231	6.9%	—	—%
Corporate	—	—%	—	—%	—	—%	—	—%
Total	372,081	69.9%	—	—%	372,081	25.1%	—	—%
Operating (loss) income:
TL	(147,091)	(43.9)%	7,346	2.6%	(143,403)	(16.1)%	35,326	4.2%
LTL	(196,635)	(165.4)%	1,865	1.5%	(194,109)	(54.6)%	16,116	4.1%
Global Solutions	(11,176)	(13.4)%	8,221	8.7%	3,016	1.2%	20,421	7.1%
Corporate	(5,889)	(1.1)%	(9,738)	(2.0)%	(17,993)	(1.2)%	(22,044)	(1.5)%
Total	(360,791)	(67.8)%	7,694	1.5%	(352,489)	(23.8)%	49,819	3.3%
Interest expense	5,757	1.1%	4,913	1.0%	17,060	1.2%	13,895	0.9%
(Loss) income before provision for income taxes	(366,548)	(68.9)%	2,781	0.6%	(369,549)	(24.9)%	35,924	2.4%
(Benefit from) provision for income taxes	(46,930)	(8.8)%	1,076	0.2%	(48,092)	(3.2)%	13,828	0.9%
Net (loss) income	$(319,618)	(60.1)%	$1,705	0.3%	$(321,457)	(21.7)%	$22,096	1.5%

(1)	See Note 13 “Restatement of Previously Issued Financial Statements.”

(2)	Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Summary LTL operating statistics for the three and nine months ended September 30 is shown below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Operating ratio, excluding impairment	99.4	98.5		99.1	95.9
Tonnage (in thousands of tons)	302.0	336.1	(10.1%)	917.6	1,045.7	(12.3%)
Shipments (in thousands)	555.4	574.6	(3.3%)	1,668.2	1,777.7	(6.2%)
Revenue per hundredweight (incl. fuel)	$19.72	$19.09	3.3%	$19.38	$19.14	1.3%
Revenue per hundredweight (excl. fuel)	$17.60	$16.77	4.9%	$17.39	$16.70	4.2%
Weight per shipment (lbs.)	1,088	1,170	(7.0%)	1,100	1,176	(6.5%)
Linehaul cost per mile (excl. fuel)	$1.25	$1.24	(0.8%)	$1.25	$1.25	—%

Note: Other than operating ratio, the statistics above do not include (i) adjustments for undelivered freight required for financial statement purposes in accordance with Roadrunner's revenue recognition policy; and (ii) non-LTL related business captured within the LTL segment.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues
Consolidated revenues increased by $35.2 million, or 7.1%, to $532.0 million during the third quarter of 2016 from $496.8 million during the third quarter of 2015, primarily related to our ground expedite business in which we receive a management fee versus transportation or brokerage margins. Our remaining transportation businesses, when compared to the prior year, continued to experience declines in freight rates and volumes across most end markets and lower fuel surcharge revenue.
TL revenues increased by $54.2 million, or 19.3%, to $335.2 million during the third quarter of 2016 from $281.0 million during the third quarter of 2015, primarily related to an increase of $72.5 million from our air and ground expedite business. These increases were offset by declines in volumes, continued softness in the spot market, and decreases in fuel surcharge revenue.
LTL revenues decreased by $8.4 million, or 6.6%, to $118.9 million during the third quarter of 2016 from $127.3 million during the third quarter of 2015. LTL revenues were impacted by continued weak freight demand in the general industrial markets we serve, a drop in fuel prices that resulted in a $2.9 million, or 18.6%, decrease in fuel surcharge revenue, and a 10.1% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 4.9% increase in revenue per hundredweight excluding fuel from the prior year third quarter due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
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
Purchased Transportation Costs
Consolidated purchased transportation costs increased by $33.5 million, or 10.3%, to $358.3 million during the third quarter of 2016 from $324.8 million during the third quarter of 2015.
TL purchased transportation costs increased $49.7 million, or 28.2%, to $225.5 million during the third quarter of 2016 from $175.8 million during the third quarter of 2015, primarily due to increased volumes in our ground expedite business. These increases were offset by continued declines in volumes and weakened demand at our other TL businesses due to excess capacity, as well as higher use of employee drivers at recently acquired companies, which are reported in other operating expenses.
LTL purchased transportation costs decreased by $7.1 million, or 7.9%, to $81.8 million during the third quarter of 2016 from $88.9 million during the third quarter of 2015. The decreases were consistent with the decreases in revenue, excluding fuel surcharge, and primarily the result of weakened freight demand. Excluding fuel surcharges, our average linehaul cost per mile increased slightly at $1.25 during the third quarter of 2016 from $1.24 during the third quarter of 2015.
Global Solutions purchased transportation costs decreased by $9.5 million, or 14.4%, to $56.3 million during the third quarter of 2016 from $65.8 million during the third quarter of 2015. The decreases were primarily due to the lower volumes and market rates in our international freight forwarding and domestic freight management business.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, decreased by $2.9 million, or 1.8%, to $153.2 million during the third quarter of 2016 from $156.1 million during the third quarter of 2015.
Within our TL business, other operating expenses increased by $0.8 million, or 0.8%, to $92.6 million during the third quarter of 2016 from $91.8 million during the third quarter of 2015.
Within our LTL business, other operating expenses decreased by $0.5 million, or 1.3%, to $35.4 million during the third quarter of 2016 from $35.9 million during the third quarter of 2015.
Within our Global Solutions business, other operating expenses increased $0.7 million, or 3.8%, to $19.7 million during the third quarter of 2016 from $19.0 million during the third quarter of 2015.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses decreased to $5.5 million during the third quarter of 2016 from $9.4 million during the third quarter of 2015, primarily due to the $5.0 million charge that we recorded in the third quarter of 2015 in connection with the termination of certain IC lease purchase guarantee programs.

Depreciation and Amortization
Consolidated depreciation and amortization increased to $9.2 million during the third quarter of 2016 from $8.2 million during the third quarter of 2015, reflecting increases in property and equipment attributable to our acquisitions and our growth and productivity initiatives.
Goodwill Impairment
During the third quarter of 2016, we recorded total impairment charges of $372.1 million resulting from a combination of weakened environment, the inability to meet forecast results, and the lower share price. No impairment charges were recorded during the third quarter of 2015.
As a result of goodwill impairment analysis performed during third quarter of 2016, non-cash goodwill impairment charges of $157.5 million, $197.3 million, and $17.2 million were recognized for our TL, LTL, and Warehousing & Consolidation reporting units, respectively.
Operating (Loss) Income
Consolidated operating results decreased to an operating loss of $360.8 million during the third quarter of 2016 from operating income of $7.7 million during the third quarter of 2015. Operating loss in the third quarter of 2016 included impairment charges of $372.1 million. Excluding the impairment charges, operating income was $11.3 million during the third quarter of 2016, which was an increase of $3.6 million, or 46.7%, from $7.7 million during the third quarter of 2015. Operating income, excluding impairment charges, as a percentage of revenues was 2.1% during the third quarter of 2016, compared to 1.5% during the third quarter of 2015.
Within our TL business, operating results decreased to an operating loss of $147.1 million during the third quarter of 2016 from operating income of $7.3 million during the third quarter of 2015. TL operating loss in the third quarter of 2016 included impairment charges of $157.5 million. Excluding the impairment charges, operating income was $10.4 million, which was an increase of $3.1 million, or 42.2%, from $7.3 million during the third quarter of 2015. TL operating income, excluding impairment charges, as a percentage of TL revenues was 3.1% during the third quarter of 2016, compared to 2.6% during the third quarter of 2015.
Within our LTL business, operating results decreased to an operating loss of $196.6 million during the third quarter of 2016 from operating income of $1.9 million during the third quarter of 2015. LTL operating loss in the third quarter of 2016 included impairment charges of $197.3 million. Excluding the impairment charges, operating income was $0.7 million, which was a decrease of $1.2 million, or 63.7% from $1.9 million during the third quarter of 2015. LTL operating income, excluding impairment charges, as a percentage of LTL revenues was 0.6% during the third quarter of 2016, compared to 1.5% during the third quarter of 2015.
Within our Global Solutions business, operating results decreased to an operating loss of $11.2 million during the third quarter of 2016 from operating income of $8.2 million during the third quarter of 2015. Global Solutions operating loss in the third quarter of 2016 included impairment charges of $17.2 million. Excluding the impairment charges, operating income was $6.1 million, which was a decrease of $2.1 million, or 26.3%, from $8.2 million during the third quarter of 2015. Global Solutions operating income, excluding impairment charges, as a percentage of Global Solutions revenues was 7.3% during the third quarter of 2016, compared to 8.7% during the third quarter of 2015.
Interest Expense
Interest expense increased to $5.8 million during the third quarter of 2016 from $4.9 million during the third quarter of 2015, primarily as a result of the increased rates.
Income Tax
Income tax benefit was $46.9 million during the third quarter of 2016 compared to income tax expense of $1.1 million during the third quarter of 2015. The effective tax rate was 12.8% during the third quarter of 2016 compared to 38.7% third quarter of 2015. The non-deductible goodwill impairment charges incurred during the third quarter of 2016 decreased the overall benefit we received during the third quarter of 2016, which lowered our effective tax rate. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net (Loss) Income
Net loss was $319.6 million during the third quarter of 2016 compared to net income of $1.7 million during the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenues
Consolidated revenues decreased by $21.2 million, or 1.4%, to $1,482.0 million during the first nine months of 2016 from $1,503.2 million during the first nine months of 2015, primarily due to continuing declines in freight rates and volumes across most end markets and lower fuel surcharge revenue. These declines were offset by the increases in ground and air expedited freight.
TL revenues increased $52.3 million, or 6.2%, to $890.8 million during the first nine months of 2016 from $838.5 million during the first nine months of 2015, primarily due to an increase of $166.1 million in ground and air expedited freight and the acquisition of Stagecoach which accounted for $20.8 million of the increase. These increases were offset by decreases in volumes, continued softness in the spot market, and lower fuel surcharge revenue.
LTL revenues decreased by $42.3 million, or 10.6%, to $355.6 million during the first nine months of 2016 from $397.9 million during the first nine months of 2015. LTL revenues were impacted by a drop in fuel prices that resulted in a $14.9 million, or 29.2%, decrease in fuel surcharge revenue and a 12.3% reduction in tonnage primarily due to changes in freight mix. These decreases were partially offset by a 4.2% increase in revenue per hundredweight excluding fuel from the prior year due to improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues decreased by $36.6 million, or 12.8%, to $250.3 million during the first nine months of 2016 from $286.9 million during the first nine months of 2015, primarily due to a decrease in domestic freight management business and lower volumes and rates in international freight forwarding, partially offset by an increase of $3.0 million in our warehousing and consolidation business.
Purchased Transportation Costs
Consolidated purchased transportation costs decreased by $15.6 million, or 1.6%, to $982.0 million during the first nine months of 2016 from $997.6 million during the first nine months of 2015.
TL purchased transportation costs increased by $42.1 million, or 7.8%, to $580.9 million during the first nine months of 2016 from $538.8 million during the first nine months of 2015, primarily due to an increase of $108.6 million in ground and air expedited freight costs. These increases were offset by decreases in volumes and weakened demand, as well as higher use of employee drivers at recently acquired companies, which are reported in other operating expenses.
LTL purchased transportation costs decreased by $29.0 million, or 10.5%, to $246.6 million during the first nine months of 2016 from $275.6 million during the first nine months of 2015. The decreases were consistent with the decreases in revenue, excluding fuel surcharge, and primarily the result of weakened freight demand. Excluding fuel surcharges, our average linehaul cost per mile remained steady at $1.25 during both the first nine months of 2016 and 2015.
Global Solutions purchased transportation costs decreased by $34.1 million, or 16.8%, to $169.2 million during the first nine months of 2016 from $203.3 million during the first nine months of 2015. The decreases were primarily due to the lower volumes and market rates in our international freight forwarding and domestic freight management business.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our unaudited condensed consolidated statements of operations, increased by $19.5 million, or 4.5%, to $452.8 million during the first nine months of 2016 from $433.3 million during the first nine months of 2015.
Within our TL business, other operating expenses increased by $27.0 million, or 10.9%, to $275.6 million during the first nine months of 2016 from $248.6 million during the first nine months of 2015, primarily as a result of increased administrative wages and benefits of $7.4 million, increase insurance and claims expense of $7.2 million, increase maintenance costs of $6.0 million, and increased equipment lease costs of $4.1 million.
Within our LTL business, other operating expenses decreased by $1.1 million, or 1.0%, to $103.1 million during the first nine months of 2016 from $104.2 million during the first nine months of 2015, primarily due to decreased equipment lease and maintenance costs of $1.8 million and decreased employee compensation costs of $1.1 million, which were primarily offset by increased building maintenance and rent expense of $1.4 million and increased professional and outside services expense of $0.4 million.
Within our Global Solutions business, other operating expenses decreased $2.3 million, or 3.8%, to $57.2 million during the first nine months of 2016 from $59.5 million during the first nine months of 2015, primarily due to reduction in general and administrative costs and a loss of $1.4 million for decommissioned equipment and software for our warehousing and consolidation business in the first nine months of 2015.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses decreased to $16.8 million during the first nine months of 2016 from $21.1 million during the first nine months of 2015, primarily due to the $5.0 million charge that we recorded in connection with the termination of certain IC lease purchase guarantee programs in 2015.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $27.6 million during the first nine months of 2016 from $22.4 million during the first nine months of 2015, reflecting increases in property and equipment attributable to increased capital expenditures in prior years associated with growth and productivity.
Goodwill
During the first nine months of 2016, we recorded total impairment charges of $372.1 million resulting from a combination of weakened environment, the inability to meet forecast results, and the lower share price. No impairment charges were recorded during the first nine months of 2015. During the first nine months of 2016, non-cash goodwill impairment charges of $157.5 million, $197.3 million, and $17.2 million were recognized for our TL, LTL, and Warehousing & Consolidation reporting units, respectively.
Operating (Loss) Income
Consolidated operating results decreased to an operating loss of $352.5 million during the first nine months of 2016 from operating income of $49.8 million during the first nine months of 2015. Operating loss in the first nine months of 2016 included impairment charges of $372.1 million. Excluding the impairment charges, operating income was $19.6 million during the first nine months of 2016, which was a decrease of $30.2 million, or 60.7%, from $49.8 million during the first nine months of 2015. Operating income, excluding impairment charges, as a percentage of revenues was 1.3% during the first nine months of 2016, compared to 3.3% during the first nine months of 2015.
Within our TL business, operating results decreased to an operating loss of $143.4 million during the first nine months of 2016 from operating income of $35.3 million during the first nine months of 2015. TL operating loss in the first nine months of 2016 included impairment charges of $157.5 million. Excluding the impairment charges, operating income was $14.1 million, which was a decrease of $21.2 million, or 60.0%, from $35.3 million during the first nine months of 2015. TL operating income, excluding impairment charges, as a percentage of TL revenues was 1.6% during the first nine months of 2016, compared to 4.2% during the first nine months of 2015.
Within our LTL business, operating results decreased to an operating loss of $194.1 million during the first nine months of 2016 from operating income of $16.1 million during the first nine months of 2015. LTL operating loss in the first nine months of 2016 included impairment charges of $197.3 million. Excluding the impairment charges, operating income was $3.2 million, which was a decrease of $12.9 million, or 80.1%, from $16.1 million during the first nine months of 2015. LTL operating income, excluding impairment charges, as a percentage of LTL revenues was 0.9% during the first nine months of 2016, compared to 4.1% during the first nine months of 2015.
Within our Global Solutions business, operating income decreased to $3.0 million during the first nine months of 2016 from operating income of $20.4 million during the first nine months of 2015. Global Solutions operating income in the first nine months of 2016 included impairment charges of $17.2 million. Excluding the impairment charges, operating income was $20.2 million, which was a decrease of $0.2 million from $20.4 million during the first nine months of 2015. Global Solutions operating income, excluding impairment charges, as a percentage of Global Solutions revenues was 8.1% during the first nine months of 2016, compared to 7.1% during the first nine months of 2015.
Interest Expense
Interest expense increased to $17.1 million during the first nine months of 2016 from $13.9 million during the first nine months of 2015, primarily as a result of the higher rates.
Income Tax
Income tax benefit was $48.1 million during the first nine months of 2016 compared to income tax expense of $13.8 million during the first nine months of 2015. The effective tax rate was 13.0% during the first nine months of 2016 and 38.5% during the first nine months of 2015. The non-deductible goodwill impairment charges incurred during the first nine months of 2016 decreased the overall benefit we received during the first nine months of 2016, which lowered our effective tax rate. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net (Loss) Income
Net loss was $321.5 million during the first nine months of 2016 compared to net income of $22.1 million during the first nine months of 2015.
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and proceeds from the sale of our common stock. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, finance capital expenditures, and execute our acquisition strategy. As of September 30, 2016, we had $3.1 million in cash and cash equivalents and $99.3 million of availability under our credit facility.
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
Our credit agreement contains certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. On June 17, 2016, we entered into a Consent, Waiver, and First Amendment (the “Amendment”) to the credit agreement. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the Amendment, the required maximum cash flow leverage ratio was 4.00 to 1.0 for the four quarters ended September 30, 2016, and then decreases to 3.75 to 1.0 for the four quarters ending December 31, 2016, 3.50 to 1.0 for the four quarters ending March 31, 2017, 3.25 to 1.0 for the four quarters ending June 30, 2017, and finally to 3.00 to 1.0 for all periods thereafter. As modified by the Amendment, the minimum fixed charge coverage ratio was 1.15 to 1.0 for the four quarters ended September 30, 2016 and December 31, 2016 and increases to 1.25 to 1.0 for all periods thereafter.
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
As described in Note 5, we were not in compliance with our cash flow leverage ratio as of September 30, 2016 and obtained a waiver from U.S. Bank and the other lenders. However, as a result of the restatement adjustments, we were also not in compliance with our fixed charge coverage ratio. As a result, we have classified our debt as current in the accompanying condensed consolidated balance sheets. We believe that although the debt under the credit agreement is classified as current in the accompanying condensed consolidated balance sheet as of September 30, 2016, timely repayments will be made under the existing amortization schedule and the debt maturity reclassification will have little immediate effect on our liquidity.
As described above, we believe it is probable that we will not be in compliance with our cash flow leverage ratio as of December 31, 2016. Although we can provide no assurance, management expects to work with our lenders to modify the current financial covenants. If we default under the terms of our credit agreement and fail to obtain appropriate amendments to or waivers under the credit agreement, our borrowings against the credit agreement could be immediately declared due and payable. If we fail to pay the amount due, the lenders could proceed against the collateral by which our loans are secured, our borrowing capacity may be limited, or the credit agreement could be terminated. If acceleration of outstanding borrowings occurs or if the credit agreement is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our credit agreement could have a material adverse effect on our liquidity and financial condition. See the section titled “Risk Factors - Our senior credit facility contains financial and other restrictive covenants with which we may be unable to comply. A default under these financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations” included in our Form 10-K/A for the year ended December 31, 2015.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$40,820	$38,925
Investing activities	(9,142)	(66,487)
Financing activities	(36,544)	25,129
Net change in cash and cash equivalents	$(4,866)	$(2,433)
Cash Flows from Operating Activities
Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $321.5 million of net loss and the $40.8 million cash provided by operating activities during the nine months ended September 30, 2016 was primarily attributable to the non-cash portion of the impairment charges of $372.1 million and $29.7 million of depreciation and amortization expense, offset by a deferred tax benefit of $46.9 million. The remainder is primarily attributable to changes in working capital accounts.
Cash Flows from Investing Activities
Cash used in investing activities was $9.1 million during the nine months ended September 30, 2016, which reflects $16.2 million of capital expenditures used to support our operations. These capital expenditures were offset by the proceeds from the sale of property and equipment of $6.0 million and the proceeds of the sale of a non-core business of $1.0 million.
Cash Flows from Financing Activities
Cash used in financing activities was $36.5 million during the nine months ended September 30, 2016, which primarily reflects a net reduction of borrowings of $30.0 million, the reduction of a capital lease obligation of $4.3 million, debt issuance costs of $0.7 million, $0.8 million of payments of contingent purchase obligations, and $0.7 million of other miscellaneous cash outflows.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K/A for the year ended December 31, 2015 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
We evaluate goodwill and intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach, the first of which is to compare the estimated fair value at each of the reporting units to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, a non-cash goodwill impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount.
For purposes of the impairment analysis, the fair value of our reporting units is estimated based upon an average of the market approach and the income approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates, and growth rates, among others. The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, and property and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of our stock may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.
We have four reporting units for our three segments: TL, LTL, Global Solutions, and Warehousing & Consolidation, which is consolidated into our Global Solutions segment. We conduct our annual goodwill impairment analysis for each of our four reporting units as of July 1 of each year. As a result of the first step of our goodwill impairment analysis, we determined that the fair value of the Global Solutions reporting unit exceeded its carrying value by 8.4%; thus no impairment was indicated for this reporting unit. However, resulting from a combination of weakened environment, the inability to meet forecast results, and the lower share price, we determined that the fair value of the TL, LTL, and Warehousing & Consolidation reporting units were less than their respective carrying values, requiring us to perform the second step of the goodwill impairment analysis for the TL, LTL, and Warehousing & Consolidation reporting units. We completed the second step of the goodwill impairment analysis and recorded non-cash goodwill impairment charge of $157.5 million, $197.3 million, and $17.2 million in the third quarter of 2016 for the TL, LTL, and Warehousing & Consolidation reporting units, respectively.
The fair value of the Global Solutions reporting unit exceeded book value by 8.4%, or approximately $14.0 million. Relatively small changes in certain key assumptions could have resulted in this reporting unit failing step one. Using the income approach, holding other assumptions constant, a relatively small decrease in the operating margin assumption could decrease the reporting unit's fair value such that an impairment may have been present. Applying the market approach, a decrease in the assumed earnings multiple could have also caused the Global Solutions reporting unit to fail the first step.

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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rate on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $250.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $281.5 million as of September 30, 2016, a 1.0% increase in the borrowing rate would increase our annual interest expense by $5.3 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the November 14, 2016 filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, our prior Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016 (the “Evaluation Date”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective. In connection with the Audit Committee Investigation and management's review of financial records, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our current CEO (who is also currently serving as the Principal Financial Officer and Principal Accounting Officer). As a result of this evaluation, our current CEO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses in internal control, as identified in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015, as filed concurrently with this Form 10-Q/A.
Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses, there were no changes during the quarter ended September 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain liability insurance coverage for claims in excess of $1,000,000 per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We believe we have adequate insurance to cover losses in excess of the deductible amount. As of September 30, 2016 and December 31, 2015, we had reserves for estimated uninsured losses of $23.3 million and $25.9 million, respectively.
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
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2015, other than the risk factor titled “Our total assets include goodwill and intangibles. If we determine that these items have become impaired in the future, our earnings could be adversely affected,” which is amended and restated in its entirety below.
Our total assets include goodwill and intangibles. If we determine that our goodwill and intangible assets in any reporting unit has become further impaired in the future, our results of operations could be adversely affected.
As of September 30, 2016, we had recorded goodwill of $312.5 million and other intangible assets, net of accumulated amortization, of $69.3 million. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill and other intangible assets are evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill are performed as of July 1.
As a result of the first step of our goodwill impairment analysis, we determined that the fair value of the Global Solutions reporting unit exceeded its carrying value by 8.4%; thus no impairment was indicated for this reporting unit. However, resulting from a combination of weakened environment, the inability to meet forecast results, and the lower share price, we determined that the fair value of the TL, LTL, and Warehousing & Consolidation reporting units were less than their respective carrying values, requiring us to perform the second step of the goodwill impairment analysis for the TL, LTL, and Warehousing & Consolidation reporting units. We completed the second step of the goodwill impairment analysis and recorded non-cash goodwill impairment charges of $157.5 million, $197.3 million, and $17.2 million in the third quarter of 2016 for the TL, LTL, and Warehousing & Consolidation reporting units, respectively.
Changes to our forecasts, including growth rate assumptions or the discount rate based on current market conditions could affect the fair value of the reporting units and result in an indication of impairment for one or more of our reporting units. If we determine that our goodwill and intangible assets in any reporting units have become impaired in the future, our results of operations could be adversely affected.

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