Form 10-K
period 2016-12-31
Roadrunner Transportation Systems, Inc.
filed 2018-01-31
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $225.2 million based on the closing price of such stock as reported on The New York Stock Exchange on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of January 26, 2018, there were outstanding 38,423,391 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Form 10-K are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our current reasonable expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors including, but not limited to, those described in the section entitled “Risk Factors” included in this Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. Except as required by law, we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Form 10-K or future quarterly reports, press releases or company statements will not be realized. In addition, the inclusion of any statement in this Form 10-K does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Form 10-K.
Unless otherwise indicated, information contained in this Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. This information includes a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.
Unless otherwise indicated or unless the context requires otherwise, all references in this document to “RRTS,” “our company,” “we,” “us,” “our,” and similar names refer to Roadrunner Transportation Systems, Inc. and, where appropriate, its subsidiaries.
“Roadrunner Transportation Systems,” our logo, and other trade names, trademarks, and service marks of Roadrunner Transportation Systems appearing in this Form 10-K are the property of Roadrunner Transportation Systems. Other trade names, trademarks, and service marks appearing in this Form 10-K are the property of their respective holders.

PART I

ITEM 1.	BUSINESS
Overview
We are a leading asset-right transportation and asset-light logistics service provider offering a full suite of solutions. Our Truckload Logistics (“TL”) and Less-than-Truckload (“LTL”) segments offer solutions including less-than-truckload, air and ground domestic and cross-border expedite, dry van and temperature controlled truckload logistics, and intermodal services. Our Global Solutions segment offers domestic freight management, retail consolidation, international freight forwarding, and customs brokerage. Subsequent to December 31, 2016, we re-branded Global Solutions as Ascent Global Logistics.
We have three segments:
Truckload Logistics. Within our TL business, we arrange the pickup and delivery of truckload, intermodal, and ground and air expedited freight through our 42 TL service centers, 40 company brokers, and over 90 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated foods, poultry, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and provides us with more consistent shipping volume in any given year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and parts of Canada. With 44 LTL service centers and over 150 third-party delivery agents, we are designed to provide customers with high reliability at an economical cost. We employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL.
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
Our Industry
Over-the-Road Freight
The over-the-road freight sector includes both private fleets (company drivers) and “for-hire” carriers (independent contractors (“ICs”) and purchased power providers). According to the American Trucking Associations (“ATA”), the U.S. freight sector represented revenue of approximately $906.0 billion in 2016 and accounted for approximately 80% of domestic freight transportation spend. The ATA estimates that U.S. freight transportation will increase to over $1.6 trillion by 2027. Private fleets consist of tractors and trailers owned and operated by shippers that move their own goods and, according to the ATA, accounted for revenue of approximately $308.2 billion in 2015. For-hire carriers transport TL and LTL freight belonging to others and, according to the ATA, accounted for revenue of approximately $368.0 billion in 2016.
TL carriers dedicate an entire trailer to one shipper from origin to destination and are categorized by the type of equipment they use to haul a shipper’s freight, such as temperature-controlled, dry van, tank, or flatbed trailers. According to the ATA, excluding private fleets, revenue in the U.S. TL segment was approximately $313.3 billion in 2016.
LTL carriers specialize in consolidating shipments from multiple shippers into truckload quantities for delivery to multiple destinations. LTL carriers are traditionally divided into two categories — national and regional. National carriers typically focus on two-day or longer service across distances greater than 1,000 miles and often operate without time-definite delivery, while regional carriers typically offer time-definite delivery in less than two days. According to the ATA, the U.S. LTL market generated revenue of approximately $54.7 billion in 2016.

Third-Party Logistics
Third-party logistics (“3PL”) providers offer transportation management solutions and distribution services, including the movement and storage of freight and the assembly of inventory. The U.S. 3PL sector revenue increased from approximately $89.4 billion in 2004 to approximately $166.8 billion in 2016 (and experienced growth each year during such period other than from 2008 to 2009), according to Armstrong & Associates, Inc., a leading supply chain market research firm. In addition, only 11.0% of logistics expenditures by U.S. businesses were outsourced in 2016, according to Armstrong & Associates. We believe that the market penetration of 3PL providers will expand in the future as companies increasingly redirect their resources to core competencies and outsource their transportation and logistics requirements as they realize the cost-effectiveness of 3PL providers.
Factors Important to Our Business
Our success principally depends on our ability to generate revenues through our network of sales personnel, proprietary bid technology, and independent brokerage agents and to deliver freight in all modes safely, on time, and cost-effectively through a suite of solutions tailored to the needs of each customer. Customer shipping demand, over-the-road freight tonnage levels, events leading to expedited shipping requirements, and equipment capacity ultimately drive increases or decreases in our revenues. Our ability to operate profitably and generate cash is also impacted by purchased transportation costs, personnel and related benefits costs, fuel costs, pricing dynamics, customer mix, and our ability to manage costs effectively.
Agent Network and Sales Personnel.  In our TL business, we arrange the pickup and delivery of freight either through our growing sales force of company brokers and salespeople or through our network of over 90 independent brokerage agents. Brokerage agents complement our company sales force by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, brokerage agents typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for other costs associated with running their operations.
In our LTL business, while many national asset-based LTL providers are encumbered by the fixed overhead costs associated with owning or leasing most or all of their de-consolidation and delivery facilities, we maintain our variable cost structure through the extensive use of delivery agents. We have a network of over 150 third-party LTL delivery agents that provide cost-effective delivery coverage throughout North America. In addition to our agent network, we market and sell our LTL services through a sales force of over 80 people, consisting of account executives, sales managers, inside sales representatives, and commissioned sales representatives.
In our Global Solutions business, we have over 60 salespeople and commissioned sales representatives.
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
Personnel and Related Benefits. Personnel and related benefits costs are a large component of our overall cost structure. We employ over 1,500 company drivers who are paid either per mile or at an hourly rate. In addition, we employ over 600 dock workers and over 2,200 operations and other administrative personnel to support our day-to-day operations. Personnel and related benefits costs could vary significantly as we may be required to adjust staffing levels to match our business needs.
Fuel. The transportation industry is dependent upon the availability of adequate fuel supplies and the price of fuel. Fuel prices have fluctuated dramatically over recent years. Within our TL and Global Solutions businesses, we generally pass fuel costs through to our customers. As a result, our operating income in these businesses is less impacted by rises in fuel prices. Within our LTL business, our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. Although revenues from fuel surcharges generally offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, our operating margins could be impacted.
Pricing. The pricing environment in the transportation industry also impacts our operating performance. Within our TL business, we typically charge a flat rate negotiated on each load hauled. Pricing within our TL business is typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix, but generally has fewer influential factors than pricing within our LTL business. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is comprised of a base rate, a fuel surcharge, and any applicable service fees. Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency and consistency, length of haul, freight density, and customer and geographic mix. Within our Global Solutions business, we typically charge a variable rate on each shipment in addition to transaction or service fees appropriate for the solution we have provided to meet a specific customer’s needs. Since we offer both TL and LTL shipping as part of our Global Solutions offering, pricing within our Global Solutions business is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and/or increased capacity within the over-the-road freight sector. In addition, when we provide international freight forwarding services in our Global Solutions business, we also contract with airlines, ocean carriers, and agents as needed. The international shipping markets are very dynamic and we must therefore adjust rates regularly based on market conditions.
Our Strategy
Our goal is to be the leading asset-right transportation and asset-light logistics service provider in North America. Our strategy includes continuing to:
Generate Free Cash Flows. Our scalable business model and low capital expenditures (as a percentage of our revenues) enhance our ability to generate strong free cash flows and returns on our invested capital and assets.
Gain New Customers. We continue to expand our customer base, and we will continue to pursue increased market share in the TL, LTL, and Global Solutions markets. Our expansive geographic reach and broad service offering provides us with the ability to add new customers seeking transportation and logistics solutions. We also believe the pool of potential new customers will grow as the benefits of third-party transportation management solutions continue to be embraced.
Increase Penetration with Existing Customers. With our comprehensive service offering and large global network, we have substantial cross-selling opportunities and the potential to capture a greater share of existing customer’s annual transportation and logistics expenditures.
Increased Levels of Integration. We adopted a long-term brand and go-to-market service offering plan in the fourth quarter of 2016.  Over the next three years, in order to implement this plan we expect to increase the level of integration within each of our three segments in order to improve our ability to serve customers.   For example, in November of 2016, we re-branded our Roadrunner LTL business as Roadrunner Freight and in January of 2017, we re-branded our Global Solutions business as Ascent Global Logistics.  These are first steps in the implementation of our long-term brand and go-to-market service offering plan.
Our Services
We are a leading asset-right transportation and asset-light logistics service provider offering a full suite of solutions. In each of our service offerings, we utilize a blend of company-owned and third-party owned equipment to provide the most cost effective service for our customers. Because of this blend, we are able to focus primarily on providing quality service rather than on asset utilization. Our customers generally communicate their freight needs to one of our transportation specialists on a shipment-by-shipment basis via telephone, fax, Internet, e-mail, or electronic data interchange (“EDI”). We leverage a diverse group of third-party carriers and ICs to provide scalable capacity and reliable service to our extensive customer base in North America.

Truckload Logistics
We are a leading TL business operation in North America in terms of revenue. We provide a comprehensive range of TL solutions for our customers by leveraging our broad base of third-party carriers who operate temperature-controlled, dry van, and/or flatbed capacity. Although we specialize in the transport of refrigerated foods, poultry, and beverages, we also provide a variety of TL transportation solutions for dry goods ranging from paper products to steel, as well as flatbed service for larger industrial load requirements. Our intermodal capabilities include drayage, which is the transport of freight between ocean ports or rail ramps and shipping docks. We also have a strong presence in TL expedited services for our customers with just-in-time and time critical transportation needs. Expedited offerings include ground and air cargo services. We arrange the pickup and delivery of TL freight through our 42 TL service centers, 40 company brokers, and over 90 independent brokerage agents located throughout the United States, Mexico, and Canada.
Company Brokers and Salespeople. We have 40 company brokers that not only engage in the routing and selection of our transportation providers, but also supplement our internal TL sales force. Internal sales personnel and company brokers are responsible for managing existing customer relationships and generating new customer relationships. Because the performance of these individuals is essential to our success, we offer attractive incentive-based compensation packages that we believe keep our brokers and sales force motivated, focused, and service-oriented.
Independent Brokerage Agents. We also maintain a network of independent brokerage agents that complement our network of company brokers by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, they typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for their own communications equipment, insurance, and any other costs associated with running their operation. We only invest in the working capital required to execute our quick pay strategy and generally pay a commission to our brokerage agents ranging from 40-70% of the margin we earn on a TL shipment. Similar to company brokers, our brokerage agents engage in the routing and selection of transportation providers for our customer base and perform sales and customer service functions on our behalf.
Brokerage Agent Expansion. We believe we offer brokerage agents a very attractive partnership opportunity. We offer access to our reliable network of purchased power providers and we invest in the working capital required to pay these carriers promptly and assume collection responsibility. We believe this has contributed to our reputation for quality and reliable service, as well as to the consistent growth of our brokerage agent network. As of December 31, 2016, our TL brokerage agent network consisted of over 90 agents. Additionally, 31 of our brokerage agents generated more than $1 million in revenue in 2016. We believe our increased development efforts and attractive value proposition will allow us to further expand our brokerage agent network and enhance the growth of our TL business.
Less-than-Truckload
Based on our industry knowledge, we believe we are the largest asset-light provider of LTL transportation services in North America in terms of revenue. We provide LTL service originating from points within approximately 150 miles of our service centers to most destinations throughout the United States and parts of Canada. Within the United States, we offer national, long-haul service (1,000 miles or greater), inter-regional service (between 500 and 1,000 miles), and regional service (500 miles or less). We serve a diverse group of customers within a variety of industries, including retail, industrial, paper goods, manufacturing, food and beverage, health care, chemicals, computer hardware, and general commodities.
We use over 150 third-party LTL delivery agents to complement our service center footprint and to provide cost-effective full state, national, and North American delivery coverage. Delivery agents also enhance our ability to handle special needs of the final consignee, such as scheduled deliveries and specialized delivery equipment.
We utilize a point-to-point LTL model that is differentiated from the traditional, asset-based hub and spoke LTL model. Our model does not require intermediate handling at a break-bulk hub (a large terminal where freight is offloaded, sorted, and reloaded), which we believe represents a competitive advantage.
Key aspects of our LTL service offering include the following:

•
Pickup. In order to stay as close as possible to our customers, we prefer to directly pick up freight whenever cost-effective. We generally directly pick up freight within 150 miles of one of our service centers, primarily utilizing local ICs. Although we generally do not own the tractors or other powered transportation equipment used to transport our customers’ freight, we own or lease trailers for use in local city pickup and delivery. In 2016, we picked up approximately 79% of our customers’ LTL shipments. The remainder was handled by agents with whom we generally have long-standing relationships.

•
Consolidation at Service Centers. Key to our model are our 44 LTL service centers that we lease in strategic markets throughout the United States. At these service centers, numerous smaller LTL shipments are unloaded, consolidated into truckload shipments, and loaded onto a linehaul unit scheduled for a destination city. In order to continuously emphasize optimal load building and enhance operating margins, dock managers review every load before it is dispatched from one of our service centers.

•
Linehaul. Linehaul is the longest leg of the LTL shipment process. In dispatching a load, a linehaul coordinator uses our technology system to optimize cost-efficiency and service by assigning the load to the appropriate IC, company driver, or purchased power. In 2016, approximately 58% of our linehaul shipments were handled by over 500 LTL ICs with the remainder shipped via company driver, purchased power, or rail.

•
De-consolidation and Delivery. Within our unique model, linehaul shipments are transported to our service centers, delivery agents, or direct to end users without stopping at a break-bulk hub, as is often necessary under the traditional, asset-based hub and spoke LTL model. This generally reduces physical handling and damage claims. In 2016, we delivered approximately 31% of LTL shipments through our service centers and 69% through our delivery agents.

•
Benefits of a Delivery Agent Network. While many national asset-based LTL providers are encumbered by the fixed overhead associated with owning or leasing most or all of their de-consolidation and delivery facilities, we maintain our variable cost structure through the extensive use of delivery agents.

Global Solutions
Our Global Solutions offering is designed to provide comprehensive or à la carte 3PL services, domestic and international transportation, and freight consolidation and warehousing. We provide the necessary operational expertise, information technology capabilities, and relationships with third-party transportation providers to meet the unique needs of our customers. For customers that require the most comprehensive service plans, we complement their internal logistics and transportation management personnel and operations, enabling them to redirect resources to core competencies, reduce internal transportation management personnel costs, and, in many cases, achieve substantial annual freight savings. Key aspects of our Global Solutions capabilities include the following:

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
Capacity
We offer scalable capacity and reliable service to our extensive customer base in North America through a diverse third-party network of transportation providers and company drivers. Our various transportation modes include TL, LTL intermodal, and domestic and international air. No single carrier accounted for more than 2% of our 2016 purchased transportation costs. We ensure that each carrier is properly licensed and we regularly monitor each carrier's capacity, reliability, and pricing trends. Enhanced visibility provided by our technology systems allows us to leverage the competitive dynamics within our network to renegotiate freight rates and provide our customers with more cost-effective transportation solutions while enhancing our operating margins.
We continuously focus on building and enhancing our relationships with reliable transportation providers to ensure that we not only secure competitive rates, but that we also gain access to consistent capacity. These relationships are critical to our success based on our asset-right transportation and asset-light logistics service provider business model. We typically pay our third-party carriers either a contracted per mile rate or the cost of a shipment less our contractually agreed-upon commission, and generally pay within seven to ten days from the date the shipment is delivered. We pay our third-party carriers promptly in order to drive loyalty and reliable capacity.
Our network of transportation providers can be divided into the following groups:
Independent Contractors. ICs are a key part of our long-term strategy to maintain service and provide cost stability. As of December 31, 2016, we had over 2,700 ICs, which consisted of over 2,300 linehaul, truckload, and intermodal services ICs and over 400 local delivery ICs. In selecting our ICs, we adhere to specific screening guidelines in terms of safety records, length of driving experience, and evaluations. In the event of tightening of over-the-road freight capacity, we believe we are well positioned to increase our utilization of ICs as a cost-effective and reliable solution.
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
Company Drivers. We employ over 1,500 drivers across our businesses.

Delivery Agents. For the de-consolidation and delivery stages of our LTL shipment process, our 44 LTL service centers are complemented by over 150 third-party delivery agents. The use of delivery agents is also a key part of our long-term strategy to maintain a variable cost and scalable operating model with minimal overhead.
Intermodal Capabilities. We maintain intermodal capability within our TL segment and through relationships with third-party carriers who rent capacity on Class 1 railroads throughout North America. Intermodal transportation rates are typically negotiated between us and the capacity provider on a customer-specific basis.
Flight Operations. We support air freight services, including expedited delivery, with 11 cargo jets, 66 flight operations personnel, including pilots, ground crew, and flight coordinators, and a network of third party air cargo providers.
Ground Expedite. We utilize proprietary bid technology supported by our logistics personnel and our network of over-the-road ICs and purchased power providers.
Customers
Our goal is to establish long-term customer relationships and achieve year-over-year growth in recurring business by providing reliable, timely, and cost-effective transportation and logistics solutions. We possess the scale, operational expertise, and capabilities to serve shippers of all sizes. We serve an extensive customer base within a variety of end markets, with one direct customer accounting for approximately 12% of 2016 revenue. Our diverse customer base reduces our exposure to a decline in shipping demand from any one customer and a cyclical downturn within any particular end market.
Sales and Marketing
In addition to over 90 independent brokerage agents and 40 company brokers, we currently market and sell our transportation and logistics solutions through sales personnel located throughout the United States. We are focused on actively expanding our sales force to new geographic markets where we lack a strong presence.
As of December 31, 2016, our sales force extends into each service offering as follows:

•
Truckload Logistics. We had 40 company brokers and over 90 independent brokerage agents located throughout the United States, Mexico, and Canada. Additionally, we had a sales team consisting of both sales managers and inside sales representatives. We believe that this sales structure enables our salespeople to better serve our customers by developing an understanding of local and regional market conditions, as well as the specific transportation and logistics issues facing individual customers. Our brokers, brokerage agents, and sales team seek additional business from existing customers and pursue new customers based on this knowledge and an understanding of the value proposition we can provide.

•	Less-than-Truckload. Our LTL sales team of over 80 people consisted of account executives, sales managers, inside sales representatives, and commissioned sales representatives.

•	Global Solutions. We had over 60 Global Solutions salespeople, commissioned sales representatives, and agents.
Competition
We compete in the North American transportation and logistics services sector. Our marketplace is extremely competitive and highly fragmented. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers, many of whom have larger customer bases and more resources than we do.
In our markets, we compete with global asset-based integrated logistics companies such as FedEx Corporation, United Parcel Service, Inc., and XPO Logistics, Inc., against whom we compete in all of our service lines; asset-based freight haulers, such as Arkansas Best Corporation, Old Dominion Freight Line Inc., and YRC Worldwide, Inc., against whom we compete in our core TL and LTL service offerings; non-asset based and asset-light freight brokerage companies, such as C.H. Robinson Worldwide, Inc., Echo Global Logistics, Inc., and Landstar System, Inc., against whom we compete in all of our service offerings; 3PL providers that offer comprehensive transportation management solutions, such as Schneider Logistics, Inc. and Transplace, Inc., against whom we compete in our Global Solutions offering; and smaller, niche transportation and logistics companies that provide services within a specific geographic region or end market. In our international freight forwarding business, we compete with a large number of service providers. Depending on the trade lane and solution, these competitors include large multi-national, such as Expeditors International of Washington, Inc., Kuehne & Nagel International AG / ADR, and DHL Global Supply Chain, regional, such as Mallory Alexander International Logistics and Laufer Group International and, local, or niche providers. As a result, our focus remains on continuing to provide our customers with exceptional service.
We believe we compete favorably by offering shippers attractive transportation and logistics solutions designed to deliver the optimal combination of cost and service. To that end, we believe our most significant competitive advantages include:

•
our comprehensive suite of transportation and logistics services, which allows us to offer à la carte or a full portfolio value proposition to shippers of varying sizes and to accommodate their diverse needs and preferred means of processing and communication;

•
our asset-right transportation and asset-light logistics service provider, variable cost business model, which allows us to generate strong free cash flows and focus greater attention on providing optimal customer service than on asset utilization;

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
Technology
We believe the continued development and innovation of our technology systems is important to providing our customers with the most cost-effective, timely, and reliable transportation and logistics solutions. Our objective is to allow our customers and vendors to easily do business with us via technology. Our customers have the ability, through a paperless process, to receive immediate pricing, place orders, track shipments, process remittance, receive updates, and review historical shipping data through a variety of reports over the Internet. We provide flexibility for customers and vendors by utilizing multiple technologies, including web, mobile, workflow and EDI.
Our TL operation uses technology to broker our customers’ freight. Our software enhances our ability to track our third-party drivers, tractors, and trailers, which provides customers with visibility into their supply chains. Additionally, our systems allow us to operate as a paperless operation through electronic order entry, resource planning, and dispatch. Our TL operations also utilize spot bid technology to manage expedited customers' logistics needs.
Our LTL operation utilizes a web-based system with our transportation management applications. Additionally, we make use of EDI to allow our service centers to communicate electronically with our carriers’ and customers’ internal systems. We offer our customers a paperless process, including document imaging and shipment tracking and tracing.
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
Employees
As of December 31, 2016, we employed 4,645 personnel, which included 41 management personnel, 100 sales and marketing personnel, 2,269 operations and other personnel, 1,553 company drivers, and 616 dock personnel. None of our employees are covered by a collective bargaining agreement and we consider relations with our employees to be good.

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
Insurance
We insure our ICs and company drivers against third-party claims for accidents or damaged shipments and we bear the risk of such claims. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. Because we maintain insurance for our ICs, if our insurance does not cover all or any portion of the claim amount, we may be forced to bear the financial loss. We attempt to mitigate this risk by carefully selecting carriers with quality control procedures and safety ratings.
In addition to auto liability, general liability, and cargo claim coverage, our insurance policies also cover other standard industry risks related to workers’ compensation and other property and casualty risks. We are self-insured up to $1.0 million for workers compensation. We believe our insurance coverage is comparable in terms and amount of coverage to other companies in our industry. We establish insurance reserves for anticipated losses and expenses and periodically evaluate and adjust the reserves to reflect our experience.
Financial Information About Segments
See Note 14 “Segment Reporting” to the consolidated financial statements in this Form 10-K for financial information about our segments.
2017 Developments
Preferred Stock Investment
On May 1, 2017, we entered into an Investment Agreement (“Investment Agreement”) with affiliates of Elliott Management Corporation (“Elliott”), pursuant to which we issued and sold to Elliott, for an aggregate purchase price of $540.5 million (a) 155,000 shares of a newly created class of preferred stock designated as Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), at a purchase price of $1,000 per share; (b) 55,000 shares of a newly created class of preferred stock designated as Series C Cumulative Redeemable Participating Preferred Stock (“Series C Preferred Stock”), at a purchase price of $1,000 per share; (c) 100 shares of a newly created class of preferred stock designated as Series D Cumulative Redeemable Participating Preferred Stock (“Series D Preferred Stock”), at a purchase price of $1.00 per share; (d) 90,000 shares of a newly created class of preferred stock designated as Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), at a purchase price of $1,000 per share; and (e) 240,500 shares of a newly created class of preferred stock designated as Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock,” and collectively with the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, the “Preferred Stock”), at a purchase price of $1,000 per share. We used the proceeds of the sale of the Preferred Stock to pay off and terminate our senior credit facility and to provide working capital to support our operations and future growth. See Note 16 “Subsequent Events” to the consolidated financial statements in this Form 10-K for further information.
In connection with the issuance of the Preferred Stock pursuant to the Investment Agreement, (a) we and Elliott entered into a Warrant Agreement (the “Warrant Agreement”), pursuant to which we issued to Elliott eight year warrants to purchase an aggregate of 379,572 shares of our common stock at an exercise price of $0.01 per share, (b) we and Elliott entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”), pursuant to which we granted Elliott certain preemptive rights and other rights, and (c) we, Elliott, and investment funds affiliated with HCI Equity Partners (“HCI”) entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which we granted Elliott and HCI certain demand and piggyback registration rights.
Termination of HCI Advisory Agreement
In connection with the issuance of the Preferred Stock pursuant to the Investment Agreement, we agreed with HCI to terminate the Amended and Restated Advisory Agreement, dated as of September 12, 2011. See Note 16 “Subsequent Events” to the consolidated financial statements in this Form 10-K for further information.
ABL Facility
On July 21, 2017, we entered into a credit agreement with BMO Harris Bank, N.A. and certain other lenders (the “ABL Facility”). The ABL Facility consists of a $200.0 million asset-based revolving line of credit, of which $20.0 million may be used for swing line loans and $30.0 million may be used for letters of credit, a $56.8 million term loan facility, and a $35.0 million asset-based facility available to finance future capital expenditures. We used the initial proceeds from the ABL Facility for working capital purposes and to redeem all 240,500 shares of our Series F Preferred Stock.

On December 15, 2107, we entered into an amendment to the ABL Facility. Pursuant to the amendment, the ABL Facility was amended to (i) reduce the maximum borrowing amount under the revolving line of credit by $15.0 million and (ii) terminate the asset-based facility available to finance future capital expenditures.
See Note 16 “Subsequent Events” to the consolidated financial statements in this Form 10-K for further information.
Sale of Unitrans
On September 15, 2017, we completed the sale of Unitrans, Inc. (“Unitrans”) for cash consideration of $95.0 million. We used a portion of the proceeds from the sale of Unitrans to redeem 52,500 shares of our Series E Preferred Stock. See Note 16 “Subsequent Events” to the consolidated financial statements in this Form 10-K for further information.
Enactment of US Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act was signed into United States law, and most changes are effective as of January 1, 2018. The law includes various provisions that will affect corporations, including a reduction of the corporate income tax rate from a 35% maximum rate to a 21% flat rate, enhanced “bonus depreciation” for capital equipment purchases, limitations on interest expense deductions, changes to net operating loss carryback and carryforward rules, and changes to US taxation of foreign profits. The corporate tax rate reduction is expected to result in a discrete tax benefit during the three months ended December 31, 2017 as a result of recalculating the carrying value of our deferred tax assets and liabilities. See Note 16 “Subsequent Events” to the consolidated financial statements in this Form 10-K for further information.
Available Information
Our principal executive offices are located at 1431 Opus Place, Suite 530, Downers Grove, Illinois 60515, and our telephone number is (414) 615-1500. Our website address is www.rrts.com. The information on our website is not incorporated by reference into this Form 10-K or in any other report or document we file with the Securities and Exchange Commission (“SEC”).
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
You should carefully consider the risk factors set forth below as well as the other information contained in this Form 10-K, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could adversely affect our financial position, results of operations, and cash flows.
As described in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2015, Amendment No. 1 to our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, and Note 15 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements in this Form 10-K, we have restated our previously issued consolidated financial statements for the years ended December 31, 2015, 2014, and 2013, and each of the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, as well as the quarters in the years ended December 31, 2015 and 2014. We have also revised our unaudited selected financial data for the fiscal year ended December 31, 2012, as summarized in Item 6. “Selected Financial Data.” The restatement has been time-consuming and expensive and could expose us to a number of additional risks that could adversely affect our financial position, results of operations, and cash flows.
In particular, subsequent to 2016 we have incurred significant expense, including audit, legal, consulting, and other professional fees, as well as fees related to amendments to our prior senior credit facility, the Investment Agreement, and the ABL Facility, in connection with the restatement of our previously issued consolidated financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have taken a number of steps, including both adding internal personnel and hiring outside consultants, and intend to continue to take appropriate and reasonable steps to strengthen our accounting function and reduce the risk of additional misstatements in our financial statements. For more details about our remediation plan, see Item 9A. “Controls and Procedures.” To the extent these steps are not successful, we may have to incur additional time and expense. Our management’s attention has also been, and may further be, diverted from the operation of our business in connection with the restatement and ongoing remediation of material weaknesses in our internal controls.
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
We did not maintain an effective control environment to enable the identification and mitigation of risks of material accounting errors, based on the contributing factors to material weakness in the control environment, including:

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

Additionally, we have identified control deficiencies that constituted material weaknesses in the principles associated with the risk assessment, control activities, information and communication and monitoring activities components of the COSO framework. Refer to Item 9A. “Controls and Procedures” of this Form 10-K for more information.
As a result of such material weaknesses, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2016.
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
We employ over 1,500 drivers and use the services of thousands of ICs and transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are involved in accidents which may cause injuries and in which goods carried by these drivers are lost or damaged. Such accidents usually result in equipment damage and, unfortunately, can also result in injuries or death. Our involvement in the transportation of certain goods, including, but not limited to, hazardous materials, could also increase our exposure in the event of an accident resulting in injuries or contamination. The resulting types and/or amounts of damages may under any of these circumstances be excluded by or exceed the amount of our insurance coverage or the insurance coverage maintained by the contracted carrier. Although most of these drivers are ICs or work for third-party carriers, from time to time claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, workers' compensation claims, or unfavorable resolutions of any such claims could adversely affect our results of operations to the extent claims are not covered by our insurance or such losses exceed our reserves. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability and have an adverse effect on our results of operations. The timing of the incurrence of these costs could also significantly and adversely impact our operating results compared to prior periods.
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

Through our subsidiaries, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, air carrier, indirect air carrier, ocean transportation intermediary, non-vessel operating common carrier, freight forwarder, and ocean freight forwarder. We also are subject to regulations and requirements promulgated by, among others, the DOT, FMCSA, DHS, CBP, TSA, FMC, IATA, FDA, USDA, FWS, BATF, and various other international, domestic, state, and local agencies and port authorities. Our failure to maintain our required licenses, or to comply with applicable regulations, could materially and adversely affect our business, results of operations, or financial condition. See the section entitled “Regulation” in Item 1 of this Form 10-K for more information.
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
In addition to the legal proceedings described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In May 2017, the California Division of Labor Standards and Enforcement ruled against us in a number of cases, which we intend to appeal. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions and recorded a reserve of $3.7 million as of December 31, 2016 in aggregate legal settlements. As of December 31, 2016, we have recorded additional litigation and defense reserves of $6.7 million related to pending lawsuits.
Jeffrey Cox and David Chidester filed a Complaint against certain of our subsidiaries in state court in California in a post-acquisition dispute. The Complaint alleges contract, statutory and tort based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment of more than $2.4 million is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted our motion to compel arbitration of all non-employment claims alleged in the Complaint. The plaintiffs are now required to comply with the dispute resolution process outlined in the Central Cal Agreement, and submit the dispute to a Settlement Accountant. The plaintiffs have indicated that they would like to transfer the remaining employment claims to the related and also pending employment dispute.
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
The current operating environment in the over-the-road freight sector resulting from fluctuating fuel costs, industry-specific regulations (such as the CSA and hours-of-service rules and the proposed but not yet finalized changes implemented under Moving Ahead for Progress in the 21st Century (“MAP-21”)), a shortage of qualified drivers, and other economic factors are causing a tightening of capacity in the sector generally, and in our carrier network specifically, which could have an adverse impact on our ability to execute our business strategy and on our business.
Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our results of operations.
We may increase our revenue and expand our offerings in the market regions that we serve through the acquisition of complementary businesses. We cannot guarantee that we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot guarantee that we will make acquisitions or investments on commercially acceptable terms, if at all. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders.
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
For acquisitions, success is also dependent upon efficiently integrating the acquired business into our existing operations. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. For example, as described in Part II, Item 9A. “Controls and Procedures” of this Form 10-K, based on the Audit Committee Investigation, current management determined that there were deficiencies in the design and/or execution of internal controls that constituted material weaknesses, with one of the contributing factors being the increased size and complexity of our company arising from the acquisition of 25 non-public companies between February 2011 and September 2015. The possible difficulties of integration include, among others: retention of customers and key employees; unanticipated issues in the assimilation and consolidation of information, communications, and other systems; inefficiencies and difficulties that arise because of unfamiliarity with potentially new geographic areas and new assets and the businesses associated with them; consolidation of corporate and administrative infrastructures; the diversion of management's attention from ongoing business concerns; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses, and liabilities. The diversion of management's attention from our current operations to the acquired operations and any difficulties encountered in combining operations has prevented us, and could in the future prevent us, from realizing the full benefits anticipated to result from the acquisitions and has adversely impacted, and could in the future adversely impact, our results of operations and financial condition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.
We have not successfully managed, and may not in the future manage, our growth or operations.
We have grown substantially, including by expanding our internal resources, making acquisitions, and entering into new markets. We have experienced, and may in the future experience, difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, change in revenue and business models, and entering into new geographic areas. For example, as described in Part II, Item 9A. “Controls and Procedures” of this Form 10-K, based on the Audit Committee Investigation, current management determined that there were deficiencies in the design and/or execution of internal controls that constituted material weaknesses, with one of the contributing factors being the increased size and complexity of our company arising from the acquisition of 25 non-public companies between February 2011 and September 2015.
Our growth has placed, and will in the future place, a significant strain on our management and our operational and financial resources. We need to continually improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train, and manage our employee base. Our working capital needs have increased substantially as our operations have grown. Failure to manage growth effectively, or obtain necessary working capital, has in the past had, and could in the future have, a material adverse effect on our business, results of operations, financial position, and cash flows.
Our indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of December 31, 2016, we had indebtedness of $450.5 million, which is offset on the balance sheet by $4.9 million of debt issuance costs. On May 1, 2017, we entered into the Investment Agreement with Elliott, pursuant to which we issued and sold shares of our Preferred Stock for an aggregate purchase price of $540.5 million. We used the proceeds of the issuance and sale of the Preferred Stock to, among other things, pay off and terminate our prior senior credit facility. In addition, on July 21, 2017, we entered into the ABL Facility. See Note 16 “Subsequent Events” to the consolidated financial statements in this Form 10-K for further information. We may incur additional indebtedness in the future, including any additional borrowings available under the ABL facility. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business as well as general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us under our ABL facility or otherwise in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition, and ability to maintain or expand our business may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity.
Our ABL facility contains financial and other restrictive covenants with which we may be unable to comply. A default under these financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.
The loans outstanding under our ABL facility are secured by a first priority lien on certain real property owned by our domestic subsidiaries and substantially all of our and our domestic subsidiaries' tangible and intangible personal property, including a pledge of the capital stock of certain of our direct and indirect subsidiaries. Our ABL facility contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum fixed charge coverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets.
If we incur defaults under the terms of this facility and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings against the facility could be immediately declared due and payable. If we fail to pay the amount due, the lenders could proceed against the collateral by which our loans are secured, our borrowing capacity may be limited, or the facility could be terminated. If acceleration of outstanding borrowings occurs or if the facilities are terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our ABL facility could have a material adverse effect on our liquidity and financial condition.
Fluctuations in the price or availability of fuel and limitations on our ability to collect fuel surcharges may adversely affect our results of operations.
We are subject to risks associated with fuel charges from our ICs, purchased power providers, and aircraft in our TL and LTL businesses. The availability and price of fuel are subject to political, economic, and market factors that are outside of our control.  Fuel prices have fluctuated dramatically over recent years. Over time we have been able to mitigate the impact of the fluctuations through our fuel surcharges which are closely linked to the market price for fuel.  There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to assess our fuel surcharges. At the request of our customers, we have at times temporarily capped the fuel surcharges at a fixed percentage pursuant to contractual arrangements that vary by customer. Currently, a minimal number of our customers have contractual arrangements with varying levels of capped fuel surcharges. If fuel surcharge revenue programs, base freight rate increases, or other cost-recovery mechanisms do not offset our exposure to rising fuel costs, our results of operations could be adversely affected.
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
We have experienced significant recent turnover in our executive leadership team. If we fail to effectively integrate and retain these new executives, we may not be able to accomplish our growth strategy and our financial performance may suffer.
In the past year, we have experienced significant turnover in our senior management ranks, including the appointment of our new Chief Executive Officer and President and Chief Operating Officer and the hiring of our new Chief Financial Officer. In April 2017, Curtis W. Stoelting was appointed our Chief Executive Officer and Michael L. Gettle was appointed our President and Chief Operating Officer. In May 2017, Terence R. Rogers was appointed our Chief Financial Officer. In addition, during 2017 we have hired a new Chief Information Officer, a new President of our Roadrunner Freight business, and a new Senior Vice President of Human Resources. We also hired a new Controller, Treasurer, and Director of Internal Audit. This lack of management continuity could adversely affect our ability to successfully execute our growth strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult.
In addition, we must successfully integrate any new management personnel into our organization in order to achieve our operating objectives, and changes in other key management positions may affect our financial performance and results of operations while new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for senior management is intense, and we may not be able to retain our management team or attract additional qualified personnel. The loss of a member of senior management would require our remaining executive officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could adversely impact our results of operations.

Our reliance on ICs to provide transportation services to our customers could impact our operations and ability to expand.
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
Our business depends to a large extent on our ability to provide consistent, high quality, technology-enabled transportation and logistics solutions. We generally do not own or control the transportation assets that deliver our customers' freight, and we generally do not employ the people directly involved in delivering the freight. We rely on third parties to provide less-than-truckload, truckload and intermodal brokerage, and domestic and international air services and to report certain information to us, including information relating to delivery status and freight claims. This reliance could cause delays in providing our customers with timely delivery of freight and important service data, as well as in the financial reporting of certain events, including recognizing revenue and recording claims. Carrier bankruptcy may also disrupt our business by delaying movement of the cargo, creating an inability to get access to equipment, and increasing our rates. If we are unable to secure sufficient transportation services to meet our customer commitments, or if any of the third parties we rely on do not meet our needs or expectations, or those of our customers, our results of operations could be adversely affected, and our customers could switch to our competitors temporarily or permanently.
If our ICs are deemed to be employees, our business and results of operations could be adversely affected.
We are a defendant in various purported class-action lawsuits alleging violations of various labor laws. We are a defendant in a number of purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In May 2017, the California Division of Labor Standards and Enforcement ruled against us in a number of cases, which we intend to appeal. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions and recorded a reserve of $3.7 million as of December 31, 2016 in aggregate legal settlements. As of December 31, 2016, we have recorded additional litigation and defense reserves of $6.7 million related to pending lawsuits.
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
Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry, or our operations specifically. New accounting standards or requirements could change the way we record revenues, expenses, assets, and/or liabilities or could be costly to implement. These types of regulations could have a negative impact on our financial position, liquidity, results of operations, and/or access to capital.
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
The transportation industry is subject to seasonal sales fluctuations as shipments are generally lower during and after the winter holiday season. The productivity of our carriers historically decreases during the winter season because companies have the tendency to reduce their shipments during that time and inclement weather can impede operations. At the same time, our operating expenses could increase because harsh weather can lead to increased accident frequency rates and increased claims, as well as reduced commodity production (i.e. poultry, beef, fruit, produce). These commodities and other products we transport are also subject to disease, crop failure, reduction in production quantities or adjustments to automotive model changeovers. Any of the fluctuations could have an adverse effect on our revenues. If we were to experience lower-than-expected revenue during any such period, our expenses may not be offset, which could have an adverse impact on our results of operations.
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
As of December 31, 2016, we had recorded goodwill of $312.5 million and other intangible assets, net of accumulated amortization, of $65.5 million. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill and other intangible assets are evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill are performed at least annually as of July 1 and periodically if indicators or impairment are present.
We have four reporting units for our three segments: TL, LTL, Global Solutions, and Warehousing & Consolidation, which is consolidated into our Global Solutions segment. As a result of the first step of our goodwill impairment analysis, we determined that the fair value of the Global Solutions reporting unit exceeded its carrying value by 8.4%; thus no impairment was indicated for this reporting unit. However, resulting from a combination of the weakened environment, the inability to meet forecast results, and the lower share price, we determined that the fair value of the TL, LTL, and Warehousing & Consolidation reporting units were less than their respective carrying values, requiring us to perform the second step of the goodwill impairment analysis for the TL, LTL, and Warehousing & Consolidation reporting units. We completed the second step of the goodwill impairment analysis and recorded non-cash goodwill impairment charges of $157.5 million, $197.3 million, and $17.2 million for the TL, LTL, and Warehousing & Consolidation reporting units, respectively. No goodwill impairments were identified in 2015 or 2014.
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
We had one direct customer that accounted for approximately 12% of our 2016 revenue. Our contractual relationships with customers generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.
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
The New York Stock Exchange could commence procedures to delist our common stock in the event we do not timely file all required periodic reports with the SEC, in which case the market price of our shares might decline and become more volatile and our stockholders’ ability to trade in our stock could be adversely affected.
As a result of our failure to timely file our Form 10-K for the year ended December 31, 2016 with the SEC, as previously disclosed, on April 4, 2017 we received a notice from the New York Stock Exchange (the “NYSE”) informing us that we were not in compliance with the NYSE’s continued listing requirements under the timely filing criteria set forth in Section 802.01E of the NYSE Listed Company Manual and that we were subject to the procedures set forth in the NYSE’s listing standards related to late filings. Under the NYSE rules, we were provided with six months from April 4, 2017 to file the delinquent Annual Report on Form 10-K. In the event that we did not file the delinquent 2016 Annual Report on Form 10-K and the required 2017 Quarterly Reports on Form 10-Q by the end of that six-month period, we could receive up to an additional six-month extension at the discretion of the NYSE. On October 5, 2017, the NYSE granted us an extension to December 15, 2017 to file our delinquent 2016 Annual Report on Form 10-K and the required 2017 Quarterly Reports on Form 10-Q. On December 18, 2017, the NYSE granted us an extension to April 4, 2018 to file our delinquent 2016 Annual Report on Form 10-K and the required 2017 Quarterly Reports on Forms 10-Q. While we are filing this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 have not been filed and we remain subject to the procedures set forth in the NYSE’s listing standards related to late filings and subject to the risk of delisting.
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
In addition, if our common stock were delisted and we were unable to get our common stock listed for trading within one year, a Triggering Event (as defined in the Certificates of Designations for our Preferred Stock) would occur and, among other things, the dividend rate on certain series of our Preferred Stock would increase by 3.0%. See Note 16 “Subsequent Events” to the consolidated financial statements in this Form 10-K for further information.
Elliott may exercise influence over us, including through their ability to nominate and elect up to two (2) members of our board of directors.
Although the holders of our Preferred Stock will generally not be entitled to vote on any matters submitted to a vote of our stockholders, so long as any shares of our Preferred Stock are outstanding, we may not take certain actions without the prior approval of the holders of shares of our Preferred Stock representing a majority of the aggregate liquidation value of all of the shares of Preferred Stock (the “Preferred Requisite Vote”), voting as a separate class, including, among other matters:

•
amending, altering, repealing, or otherwise modifying any provision of our certificate of incorporation, certificate of designations or bylaws in a manner that would alter or change the terms or the powers, preferences, rights, or privileges of our Preferred Stock;

•	declaring, paying, or setting aside for payment any dividends or distributions upon any junior securities;

•
repurchasing, redeeming, or otherwise acquiring any junior securities or parity securities (other than for certain ordinary course purposes) for any consideration or paying any moneys or making available for a sinking fund for the redemption of any shares of such junior securities or parity securities;

•
authorizing, creating, increasing the authorized amount of, or issuing any class or series of senior securities or parity securities, including any securities convertible into, or exchangeable or exercisable for, any senior securities or parity securities;

•
amending, restating, supplementing, modifying, or replacing any debt agreement or other financing agreement which would restrict the minimum cash dividend payments contemplated by the certificates of designations for the Preferred Stock; or

•	subject to various exceptions, incurring any indebtedness.
Elliott may have interests that diverge from, or even conflict with, those of our other stockholders. For example, Elliott and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. Elliott and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
In addition, the terms of the Investment Agreement grant Elliott certain rights to designate directors to serve on our board of directors. For so long as (x) any shares of our Series B Preferred Stock or Series C Preferred Stock are issued and outstanding and (y) Elliott hold shares of Preferred Stock collectively representing a majority of the liquidation value of the Preferred Stock, the holders of our Preferred Stock have the exclusive right, acting with the Preferred Requisite Vote, to nominate and elect two (2) individuals selected by the holders of Preferred Stock, or to require that our board of directors to fill two (2) vacancies in the board of directors with individuals selected by the holders of our Preferred Stock, to serve as, respectively, a Class II director and a Class III director of our company (the “Preferred Stock Directors”). Following the redemption of all shares of our Series B Preferred Stock and Series C Preferred Stock, and until such time as all shares of Series D Preferred Stock are redeemed, for so long as Elliott holds at least 5.0% of the equity value of our company, the holders of Preferred Stock have the exclusive right acting with the Preferred Requisite Vote, to (i) nominate and elect one (1) Preferred Stock Director, and (ii) designate one (1) individual to act as an observer to our board of directors. Until such time as all shares of Series B Preferred Stock has been redeemed, we will, upon the request of the holders of Preferred Stock, acting with the Preferred Requisite Vote, cause each of our Compensation Committee and Nominating and Corporate Governance Committee to include one Preferred Stock Director, in each case, to the extent permitted under applicable requirements of the NYSE or applicable law.
In addition, in the event of any Triggering Event (as defined in the Certificates of Designations for our Preferred Stock), subject to applicable rules of the NYSE, including, without limitation, independent director requirements, the number of directors constituting our board of directors will be increased such that the number of vacancies on our board of directors resulting from such increase (the “Triggering Event Vacancies”), together with the Preferred Stock Directors (to the extent then serving on our board of directors), constitutes a majority of the board of directors. The holders of Preferred Stock will have the right, acting with the Preferred Requisite Vote, to nominate and elect individuals selected by the holders of Preferred Stock to fill such Triggering Event Vacancies and thereby serve as directors of our company, or to require our board of directors to act to fill such Triggering Event Vacancies with individuals selected by such holders of Preferred Stock, to serve as directors of our company, and the size of our board of directors will be increased as needed. Each such director so elected is referred to as a “Triggering Event Director.”

When a Triggering Event is no longer continuing, then the right of the holders of Preferred Stock to elect the Triggering Event Directors will cease, the terms of office of the Triggering Event Directors will immediately terminate, and the number of directors constituting our board of directors will be reduced accordingly.
Our Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of Elliott differing from those of our common stockholders.
As the holder of certain series of our Preferred Stock, Elliott has the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of our common stock. In addition, dividends on certain series of our Preferred Stock accrue and are cumulative as a percentage of the liquidation value of such series of Preferred Stock. The holders of our Preferred Stock also have certain redemption rights, including upon certain change in control events involving us, which, if exercised, could require us to repurchase all of the outstanding shares of Preferred Stock at 100% or more of the stated value of the shares, plus all accrued but unpaid dividends. See Note 16 “Subsequent Events” to the consolidated financial statements in this on Form 10-K for further information.
These dividend and redemption obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of our Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between Elliott and the holders of our common stock.
Our current principal stockholders continue to have significant influence over us, and they could delay or deter a change of control or other business combination or otherwise cause us to take action with which you might not agree.
Investment funds affiliated with HCI together owned approximately 20.3% of our outstanding common stock as of January 15, 2018. In addition, two of our directors are affiliated with HCI. In addition, Elliott currently owns approximately 8.6% of our outstanding common stock and, as described above, the terms of the Investment Agreement grant Elliott certain rights to designate directors to serve on our board of directors.
As a result, these stockholders will have significant influence over the election of our board of directors and our decision to enter into any corporate transaction and may have the ability to delay or deter any transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such a transaction is in their own best interests. Such concentration of voting power could have the effect of delaying or deterring a change of control or other business combination that might otherwise be beneficial to our stockholders or could limit the price that some investors might be willing to pay in the future for shares of our common stock. The interests of these stockholders may not always coincide with our interests as a company or the interests of our other stockholders.
Provisions in our certificate of incorporation, our bylaws, and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover, and adversely affect existing stockholders.
Our certificate of incorporation, our bylaws, and the Delaware General Corporation Law contain provisions that may make it more difficult or delay attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. These include provisions limiting the stockholders' powers to remove directors or take action by written consent instead of at a stockholders' meeting. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. On May 2, 2017, we issued shares of our preferred stock to affiliates of Elliott pursuant to the Investment Agreement. See Note 16 “Subsequent Events” to the consolidated financial statements in this Form 10-K for further information. In addition, our certificate of incorporation provides for our board to be divided into three classes, serving staggered terms. The classified board provision could have the effect of discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. Delaware law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”
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
We recently announced that we moved our corporate headquarters to Downers Grove, Illinois from Cudahy, Wisconsin to locate our new executive management team for easier travel to both customers and geographically dispersed operating units. We continue to lease 28,824 square feet of space in Cudahy, Wisconsin to house key business and support functions, which include accounting, treasury, marketing, human resources, linehaul support, claims, safety, and information technology support.
For our TL business, we own three and lease 10 company dispatch offices and lease nine cross-dock and drop yard locations throughout the United States and Canada. We own six and lease 35 TL service centers, and lease five warehouses throughout the United States. For our LTL business, we lease 28 service centers throughout the United States. Each service center manages and is responsible for the freight that originates in its service area. The typical service center is configured to perform cross-dock and limited short-term warehouse operations. For our Global Solutions business, we own one and lease 17 office locations to support our international freight forwarding and domestic 3PL business. We also lease five distribution facilities used to support our warehousing and consolidation business.
We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate leasing additional space as needed to accommodate our growth.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million for workers compensation. We believe we have adequate insurance to cover losses in excess of our self-insured and deductible amount. As of December 31, 2016 and 2015, we had reserves for estimated uninsured losses for auto liability, cargo, and workers compensation of $21.5 million and $25.9 million, respectively, included in accrued expenses and other current liabilities.
In addition to the legal proceedings described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In May 2017, the California Division of Labor Standards and Enforcement ruled against us in a number of cases, which we intend to appeal. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions and recorded a reserve of $3.7 million as of December 31, 2016 in aggregate legal settlements. As of December 31, 2016, we have recorded additional litigation and defense reserves of $6.7 million related to pending lawsuits.
Jeffrey Cox and David Chidester filed a Complaint against certain of our subsidiaries in state court in California in a post-acquisition dispute. The Complaint alleges contract, statutory and tort based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment of more than $2.4 million is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted our motion to compel arbitration of all non-employment claims alleged in the Complaint. The plaintiffs are now required to comply with the dispute resolution process outlined in the Central Cal Agreement, and submit the dispute to a Settlement Accountant. The plaintiffs have indicated that they would like to transfer the remaining employment claims to the related and also pending employment dispute.
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

	High	Low
Fiscal 2016:
First quarter	$13.67	$6.39
Second quarter	$12.82	$6.67
Third quarter	$9.15	$6.86
Fourth quarter	$11.83	$6.99
Fiscal 2015:
First quarter	$26.73	$20.20
Second quarter	$28.51	$23.43
Third quarter	$26.95	$18.24
Fourth quarter	$19.22	$8.91
Fiscal 2014:
First quarter	$29.82	$21.17
Second quarter	$28.82	$23.79
Third quarter	$29.02	$22.72
Fourth quarter	$23.96	$19.57
Stockholders
As of January 26, 2018, there were 127 holders of record of our common stock. On January 26, 2018, the closing price of our common stock as reported on the NYSE was $7.38 per share.
Dividends
We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends on our common stock. Payments of any cash dividends on our common stock in the future will depend on our financial condition, results of operations, and capital requirements, as well as other factors deemed relevant by our board of directors. Our ABL Facility restricts us from paying dividends on our common stock unless certain payment conditions are satisfied. The Investment Agreement prohibits us from paying dividends on our common stock without the consent of Elliott.
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12 in Part III of this Form 10-K.
Performance Graph
The following line graph compares cumulative total shareholder returns for the period from December 31, 2011 through December 31, 2016 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Transportation Index. The graph assumes an investment of $100 on December 31, 2011. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Transportation Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graph shall not be deemed to be incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

*	$100 invested on December 31, 2011 in stock or in index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables present selected financial data for each fiscal year in the five-year period ended December 31, 2016. Our past operating results are not necessarily indicative of our future operating results as the consolidated statement of operations includes the results of operations of our acquired companies since the date of their acquisition. The selected financial data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes contained elsewhere in this Form 10-K, including Note 3 “Acquisitions” thereto.
We have derived the consolidated statements of operations and other data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data and other data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013, and 2012 have been revised from our reports previously filed with the SEC related to those periods for the effects of the restatement described in Note 15 “Restatement of Previously Issued Financial Statements”; however, such periods are no longer subject to audit. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements and related notes included elsewhere in this Form 10-K.
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014	2013	2012
		As Revised(1)	As Revised(1)	As Revised(2)	As Revised(2)
Consolidated Statement of Operations Data:
Revenues	$2,033,200	$1,992,166	$1,872,470	$1,361,410	$1,073,354
Purchased transportation costs	1,364,055	1,310,396	1,294,724	944,275	753,459
Personnel and related benefits	286,134	263,254	213,661	151,935	120,366
Other operating expenses	374,979	323,955	271,210	170,053	128,763
Depreciation and amortization	38,145	31,626	24,254	15,444	9,064
Impairment charges	373,661	—	—	—	—
Acquisition transaction expenses	—	564	2,305	851	773
Operating (loss) income	(403,774)	62,371	66,316	78,852	60,929
Interest on debt	22,827	19,439	13,363	7,883	7,981
Dividends on preferred stock subject to mandatory redemption	—	—	—	—	49
(Loss) income before provision for income taxes	(426,601)	42,932	52,953	70,969	52,899
(Benefit from) provision for income taxes	(66,281)	17,312	20,243	25,049	21,204
Net (loss) income	$(360,320)	$25,620	$32,710	$45,920	$31,695
(Loss) earnings per share:
Basic	$(9.40)	$0.67	$0.86	$1.27	$1.02
Diluted	$(9.40)	$0.65	$0.83	$1.21	$0.98
Weighted average common stock outstanding:
Basic	38,318	38,179	37,852	36,133	31,040
Diluted	38,318	39,180	39,259	37,913	32,425
(1) See Note 15 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements in this Form 10-K.

(2) Selected financial data has been revised for the effects of the restatement; however, such periods are no longer subject to audit. The effects of the restatement were as follows:

	Year Ended December 31,
	2013			2012
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues	$1,361,410	$—	$1,361,410	$1,073,354	$—	$1,073,354
Purchased transportation costs	944,275	—	944,275	753,459	—	753,459
Personnel and related benefits	151,158	777	151,935	119,955	411	120,366
Other operating expenses	163,452	6,601	170,053	120,718	8,045	128,763
Depreciation and amortization	16,311	(867)	15,444	9,499	(435)	9,064
Acquisition transaction expenses	851	—	851	773	—	773
Operating income	85,363	(6,511)	78,852	68,950	(8,021)	60,929
Interest on debt	7,883	—	7,883	7,981	—	7,981
Dividends on preferred stock subject to mandatory redemption	—	—	—	49	—	49
Income before provision for income taxes	77,480	(6,511)	70,969	60,920	(8,021)	52,899
Provision for income taxes	28,484	(3,435)	25,049	23,390	(2,186)	21,204
Net income	$48,996	$(3,076)	$45,920	$37,530	$(5,835)	$31,695
Earnings per share:
Basic	$1.36		$1.27	$1.21		$1.02
Diluted	$1.29		$1.21	$1.16		$0.98
Weighted average common stock outstanding:
Basic	36,133		36,133	31,040		31,040
Diluted	37,913		37,913	32,425		32,425

CONSOLIDATED BALANCE SHEET DATA
(In thousands)

	December 31,
	2016	2015	2014	2013	2012
		As Revised(1)	As Revised(2)	As Revised(2)	As Revised(2)
Total assets	$933,554	$1,307,753	$1,250,638	$859,492	$688,041
Adjusted working capital (4)	138,692	153,626	155,950	98,255	71,058
Total debt (including current maturities)	445,589	432,830	423,945	187,165	155,992
Capital lease obligation	6,245	12,464	1,730	1,934	2,145
Total stockholders’ investment	197,468	556,439	524,287	485,141	379,931
(1) See Note 15 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements in this Form 10-K.
(2) Selected financial data has been revised for the effects of the restatement; however, such periods are no longer subject to audit. The effects of the restatement were as follows:

	December 31,
	2014			2013			2012
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Total assets (3)	$1,251,765	$(1,127)	$1,250,638	$871,880	$(12,388)	$859,492	$700,808	$(12,767)	$688,041
Adjusted working capital (4)	179,894	(23,944)	155,950	102,110	(3,854)	98,256	64,097	6,961	71,058
Total debt (including current maturities) (3)	430,000	(6,055)	423,945	192,640	(5,475)	187,165	161,500	(5,508)	155,992
Capital lease obligation	990	740	1,730	1,058	876	1,934	1,138	1,007	2,145
Total stockholders’ investment	558,775	(34,488)	524,287	500,365	(15,224)	485,141	392,079	(12,148)	379,931
(3) Adjustments to total assets and debt balances include effects of reclassification of debt issuance costs from other noncurrent assets to total debt resulting from the adoption of new accounting methodology as disclosed in Note 1 “Organization, Nature of Business and Significant Accounting Policies” to the consolidated financial statements in this Form 10-K.

(4) Adjusted working capital, calculated as current assets less current liabilities, excluding current maturities of debt and short-term capital lease obligations, is not a financial measure presented in accordance with GAAP. The following is a reconciliation of Adjusted working capital from current assets (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
		As Revised	As Revised	As Revised	As Revised
Current assets	$374,487	$346,564	$349,139	$211,115	$160,330
Less: Current liabilities	684,037	630,918	617,367	124,001	106,483
Plus: Short-term capital lease obligation	2,653	5,150	233	204	211
Plus: Current maturities of debt	445,589	432,830	423,945	10,938	17,000
Adjusted working capital	$138,692	$153,626	$155,950	$98,256	$71,058

OTHER DATA
(In thousands)

	December 31,
	2016	2015		2014		2013	2012
		As Revised(2)		As Revised(2)		As Revised(2)	As Revised(2)
EBITDA (3)	$(365,629)	$93,997		$90,570		$94,296	$69,993
Adjusted EBITDA (3)	$7,806	$93,566		$91,103		$85,356	$70,652
Net cash provided by operating activities	29,401	68,214	(1)	37,228	(1)	33,644	34,879
Net cash used in investing activities	(9,593)	(76,671)	(1)	(265,842)	(1)	(124,894)	(101,742)
Net cash provided by financing activities	1,775	5,578	(1)	233,985	(1)	84,780	75,456
(1) See Note 15 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements in this Form 10-K.
(2) Selected financial data has been revised for the effects of the restatement; however, such periods are no longer subject to audit. The effects of the restatement were as follows:

	Year Ended December 31,
	2015			2014
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
EBITDA (3)	$128,996	$(34,999)	$93,997	$120,764	$(30,194)	$90,570
Net cash provided by operating activities	73,362	(5,148)	68,214	40,630	(3,402)	37,228
Net cash used in investing activities	(81,544)	4,873	(76,671)	(268,844)	3,002	(265,842)
Net cash provided by financing activities	5,501	77	5,578	234,121	(136)	233,985

	Year Ended December 31,
	2013			2012
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
EBITDA (3)	$101,674	$(7,378)	$94,296	$78,449	$(8,456)	$69,993
Net cash provided by operating activities	36,123	(2,479)	33,644	36,723	(1,844)	34,879
Net cash used in investing activities	(127,073)	2,179	(124,894)	(103,607)	1,865	(101,742)
Net cash provided by financing activities	84,480	300	84,780	75,477	(21)	75,456
(3) EBITDA represents earnings before interest, taxes, depreciation, and amortization. We use Adjusted EBITDA, which also excludes impairment and other non-cash gains and losses, adjustments to contingent purchase obligation, and share-based compensations expenses, as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe adjusted EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of EBITDA and Adjusted EBITDA eliminates the effects of financing, income taxes, impairments, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. Although our management uses Adjusted EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our results of operations under GAAP. See the consolidated statements of operations included in our consolidated financial statements included elsewhere in this Form 10-K.
The following is a reconciliation of EBITDA and Adjusted EBITDA from net (loss) income:

	Year Ended December 31,
	2016	2015	2014	2013	2012
		As Revised	As Revised	As Revised	As Revised
	(In thousands)
Net (loss) income	$(360,320)	$25,620	$32,710	$45,920	$31,695
Plus: Total interest expense	22,827	19,439	13,363	7,883	8,030
Plus: (Benefit from) provision for income taxes	(66,281)	17,312	20,243	25,049	21,204
Plus: Depreciation and amortization	38,145	31,626	24,254	15,444	9,064
EBITDA	(365,629)	93,997	90,570	94,296	69,993
Plus: Impairment charges	373,661	—	—	—	—
Plus: Share-based compensation expense	2,232	2,500	2,255	1,503	659
Plus: Adjustments for contingent purchase obligation	(2,458)	(2,931)	(1,722)	(10,443)	—
Adjusted EBITDA	$7,806	$93,566	$91,103	$85,356	$70,652

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This financial review presents our operating results for each of our three most recent fiscal years and our financial condition as of December 31, 2016. You should read the following discussion and analysis in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes contained elsewhere in this Form 10-K. As described in Note 15 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements in this Form 10-K, we have restated our previously issued consolidated financial statements for the years ended December 31, 2015 and 2014. This discussion and analysis of our financial condition and results of operations incorporates the revised amounts for these periods. This discussion and analysis of our financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. “Risk Factors.”
Overview
We are a leading asset-right transportation and asset-light logistics service provider offering a full suite of solutions. Our TL and LTL segments offer solutions including less-than-truckload, air and ground domestic and cross-border expedite, dry van and temperature controlled truckload logistics, and intermodal services. Our Global Solutions segment offers domestic freight management, retail consolidation, international freight forwarding, and customs brokerage. We utilize both company drivers and a broad third-party network of transportation providers, comprised of ICs and purchased power providers, to serve a diverse customer base in terms of end-market focus and annual freight expenditures.

We have three segments:
Truckload Logistics. Within our TL business, we arrange the pickup and delivery of truckload, intermodal, and ground and air expedited freight through 42 TL service centers, 40 company brokers, and over 90 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated foods, poultry, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and provides us with more consistent shipping volumes in any given year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and parts of Canada. With 44 LTL service centers and over 150 third-party delivery agents, we are designed to provide customers with high reliability at an economical cost. We employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of lower incidence of damage and reduced fuel consumption.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements and notes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Application of the accounting policies described below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The following is a brief discussion of our critical accounting policies and estimates.
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

We have four reporting units for our three segments: TL, LTL, Global Solutions, and Warehousing & Consolidation, which is consolidated into our Global Solutions segment. We conduct our annual goodwill impairment analysis for each of our four reporting units as of July 1 of each year. As a result of the first step of our goodwill impairment analysis, we determined that the fair value of the Global Solutions reporting unit exceeded its carrying value by 8.4%; thus no impairment was indicated for this reporting unit. However, resulting from a combination of the weakened environment, the inability to meet forecast results, and the lower share price, we determined that the fair value of the TL, LTL, and Warehousing & Consolidation reporting units were less than their respective carrying values, requiring us to perform the second of the goodwill impairment analysis for the TL, LTL, and Warehousing & Consolidation reporting units. We completed the second step of the goodwill impairment analysis and recorded a non-cash goodwill impairment charge of $157.5 million, $197.3 million, and $17.2 million for the TL, LTL, and Warehousing & Consolidation reporting units, respectively. No impairment charges were recorded in 2015 or 2014.
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
Other intangible assets recorded consist primarily of definite lived customer relationships. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indicators of impairment were identified in connection with the shut-down of one of our business operations and as a result, $1.6 million of non-cash impairment charges were recorded in the fourth quarter of 2016. There were also indicators of impairment with certain other business operations in the fourth quarter. Accordingly, we performed the required impairment analysis, but no impairment was identified.
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
Self-Insurance Accruals
We use a combination of purchased insurance and self-insurance programs to provide for the cost of auto liability, cargo damage, workers’ compensation claims, and benefits paid under employee health care programs. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels, which incorporate historical loss experience and judgments about the present and expected levels of cost per claim. We believe our estimated reserves for such claims are adequate, but actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.
A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, trends in health care costs, accident frequency and severity, and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous projections. All of these factors can result in revisions to prior projections and produce a material difference between estimated and actual costs.
Accounts Receivable and Related Reserves
Accounts receivable are uncollateralized customer obligations due under normal trade terms. We extend credit to certain customers in the ordinary course of business based on the customer's credit history. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in customer collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible.

Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, Global Solutions, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and Global Solutions segments is expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and Global Solutions segments is expressed as a percentage of segment revenues. Total statement of operations and corporate and eliminations data is expressed as a percentage of consolidated revenues. In 2016, we realigned two of our operating companies into different segments. Segment data for the years ended December 31, 2015 and 2014 have been retrospectively revised to reflect the change in segments.

	Year Ended December 31,
	2016		2015		2014
	(Dollars in thousands)
Revenues:
TL	$1,246,798	61.3%	$1,128,390	56.6%	$943,055	50.4%
LTL	461,540	22.7%	515,328	25.9%	577,175	30.8%
Global Solutions	335,510	16.5%	377,137	18.9%	367,423	19.6%
Eliminations	(10,648)	(0.5)%	(28,689)	(1.4)%	(15,183)	(0.8)%
Total	2,033,200	100.0%	1,992,166	100.0%	1,872,470	100.0%
Purchased transportation costs:
TL	826,224	66.3%	716,518	63.5%	631,932	67.0%
LTL	320,439	69.4%	357,124	69.3%	421,556	73.0%
Global Solutions	228,040	68.0%	265,443	70.4%	256,419	69.8%
Eliminations	(10,648)	(0.5)%	(28,689)	(1.4)%	(15,183)	(0.8)%
Total	1,364,055	67.1%	1,310,396	65.8%	1,294,724	69.1%
Other operating expenses (1):
TL	397,934	31.9%	340,568	30.2%	253,651	26.9%
LTL	143,337	31.1%	139,965	27.2%	134,726	23.3%
Global Solutions	77,158	23.0%	78,523	20.8%	79,894	21.7%
Corporate	42,684	2.1%	28,717	1.4%	18,905	1.0%
Total	661,113	32.5%	587,773	29.5%	487,176	26.0%
Depreciation and amortization:
TL	27,622	2.2%	22,587	2.0%	15,285	1.6%
LTL	4,052	0.9%	2,801	0.5%	2,964	0.5%
Global Solutions	4,938	1.5%	4,903	1.3%	4,868	1.3%
Corporate	1,533	0.1%	1,335	0.1%	1,137	0.1%
Total	38,145	1.9%	31,626	1.6%	24,254	1.3%
Impairment charges:
TL	159,118	12.8%	—	—%	—	—%
LTL	197,312	42.8%	—	—%	—	—%
Global Solutions	17,231	5.1%	—	—%	—	—%
Corporate	—	—%	—	—%	—	—%
Total	373,661	18.4%	—	—%	—	—%
Operating (loss) income:
TL	(164,100)	(13.2)%	48,717	4.3%	42,187	4.5%
LTL	(203,600)	(44.1)%	15,438	3.0%	17,929	3.1%
Global Solutions	8,143	2.4%	28,268	7.5%	26,242	7.1%
Corporate	(44,217)	(2.2)%	(30,052)	(1.5)%	(20,042)	(1.1)%
Total	(403,774)	(19.9)%	62,371	3.1%	66,316	3.5%
Total interest expense	22,827	1.1%	19,439	1.0%	13,363	0.7%
(Loss) Income before provision for income taxes	(426,601)	(21.0)%	42,932	2.2%	52,953	2.8%
(Benefit from) provision for income taxes	(66,281)	(3.3)%	17,312	0.9%	20,243	1.1%
Net (loss) income	$(360,320)	(17.7)%	$25,620	1.3%	$32,710	1.7%
(1) Reflects the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Consolidated revenues increased by $41.0 million, or 2.1%, to $2,033.2 million in 2016 from $1,992.2 million in 2015, primarily due to an increase in ground and air expedited freight revenues in our TL segments, which were partially offset by a decrease in revenues in our LTL and Global Solutions segments.
TL revenues increased by $118.4 million, or 10.5%, to $1,246.8 million in 2016 from $1,128.4 million in 2015, primarily due to an increase of $197.5 million in ground and air expedited freight and incremental revenue of $20.8 million due the 2015 acquisition of Stagecoach. These increases were partially offset by decreased volumes, continued softness in the spot market, and lower fuel surcharge revenue.
LTL revenues decreased by $53.8 million, or 10.4%, to $461.5 million in 2016 from $515.3 million in 2015. LTL revenues were impacted year-over-year by a drop in fuel prices that resulted in a $16.3 million, or 25.3%, decrease in fuel surcharge revenue and a 12.4% decrease in LTL tonnage, primarily due to weak freight demand and changes in freight mix. These decreases were partially offset by a 4.2% increase in revenue per hundredweight, excluding fuel surcharges, primarily driven by improved pricing and positive freight mix changes resulting from our pricing initiatives.
Global Solutions revenues decreased by $41.6 million, or 11.0%, to $335.5 million in 2016 from $377.1 million in 2015, primarily due to a decrease in domestic freight management business and lower volumes and rates in international freight forwarding, partially offset by an increase of $3.9 million in our warehousing and consolidation business.
Purchased Transportation Costs
Purchased transportation costs increased by $53.7 million, or 4.1%, to $1,364.1 million in 2016 from $1,310.4 million in 2015. Purchased transportation costs as a percent of revenue increased to 67.1% in 2016 from 65.8% in 2015.
TL purchased transportation costs increased by $109.7 million, or 15.3%, to $826.2 million in 2016 from $716.5 million in 2015, primarily due to an increase of $180.4 million in ground and air expedited freight. This increase was partially offset by decreases in volumes and weakened demand. TL purchased transportation costs as a percentage of TL revenues increased to 66.3% in 2016 from 63.5% in 2015.
LTL purchased transportation costs decreased by $36.7 million, or 10.3%, to $320.4 million in 2016 from $357.1 million in 2015. This decrease is primarily the result of lower volume. LTL purchased transportation costs as a percentage of LTL revenues increased to 69.4% in 2016 from 69.3% in 2015. Excluding fuel surcharges, our average linehaul cost per mile remained flat at $1.25 in 2016 and 2015.
Global Solutions purchased transportation costs decreased by $37.4 million, or 14.1%, to $228.0 million in 2016 from $265.4 million in 2015, and decreased as a percentage of Global Solutions revenues to 68.0% in 2016 from 70.4% in 2015. The decreases were primarily due to the lower volumes and market rates in our international freight forwarding and domestic freight management business.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our consolidated statements of operations, increased by $73.3 million, or 12.5%, to $661.1 million in 2016 from $587.8 million in 2015.
Within our TL business, other operating expenses increased by $57.4 million, or 16.8%, to $397.9 million in 2016 from $340.6 million in 2015, primarily due to $14.8 million of incremental costs associated with Stagecoach, which was acquired in the third quarter of 2015, increased equipment lease expense of $10.3 million, increased insurance expense of $10.0 million, increased maintenance costs of $7.5 million, and increased salaries and benefits of $5.1 million. As a percentage of TL revenues, other operating expenses increased to 31.9% in 2016 from 30.2% in 2015.
Within our LTL business, other operating expenses increased by $3.3 million, or 2.4%, to $143.3 million in 2016 from $140.0 million in 2015, primarily as a result of increased insurance and claims expense of $2.8 million, increased building maintenance and rent expense of $2.8 million, and increased professional and outside services expense of $2.1 million, partially offset by lower equipment maintenance expense of $2.7 million and lower employee compensation costs of $2.0 million. As a percentage of LTL revenues, other operating expenses increased to 31.1% in 2016 from 27.2% in 2015.

Within our Global Solutions business, other operating expenses decreased $1.3 million, or 1.7%, to $77.2 million in 2016 from $78.5 million in 2015. As a percentage of Global Solutions revenues, other operating expenses increased to 23.0% in 2016 from 20.8% in 2015.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses increased $14.0 million, or 48.6%, to $42.7 million in 2016 from $28.7 million in 2015, primarily due to increased lease purchase guarantee expenses of $7.0 million and $10.4 million of legal expenses for the settlement, litigation and defense of pending lawsuits, which were partially offset by decreased insurance reserves of $3.8 million.
Depreciation and Amortization
Depreciation and amortization increased to $38.1 million in 2016 from $31.6 million in 2015, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth, as well as increased amortization of customer relationship intangibles of $0.2 million in connection with our 2015 acquisition of Stagecoach.
Goodwill and Other Intangible Impairment
During 2016, we recorded total impairment charges of $373.7 million resulting from a combination of the weakened environment, the inability to meet forecast results, and our lower share price. No impairment charges were recorded during 2015.
As a result of goodwill impairment analysis performed during 2016, non-cash goodwill impairment charges of $157.5 million, $197.3 million, and $17.2 million were recognized for our TL, LTL, and Warehousing & Consolidation reporting units, respectively.
Other intangible assets consist primarily of definite lived customer relationships. Indicators of impairment were identified in connection with the shut-down of one of our business operations, and as a result, a non-cash impairment charge for the customer relationship intangible of $1.6 million was recorded in 2016.
Operating (Loss) Income
Operating results decreased to an operating loss of $403.8 million in 2016 from operating income of $62.4 million in 2015. Operating loss in 2016 included impairment charges of $373.7 million. Excluding the impairment charges, operating loss was $30.1 million in 2016, which was a decrease in operating results of $92.5 million, or 148.3%, from operating income of $62.4 million in 2015.
Within our TL business, operating results decreased to an operating loss of $164.1 million in 2016 from operating income of $48.7 million in 2015. Operating loss in our TL business in 2016 included impairment charges of $159.1 million. Excluding the impairment charges, the operating loss was $5.0 million, which was a decrease in operating results of $53.7 million, or 110.2%, from $48.7 million in 2015.
Within our LTL business, operating results decreased to an operating loss of $203.6 million in 2016 from operating income of $15.4 million in 2015. Operating loss in our LTL business in 2016 included impairment charges of $197.3 million. Excluding the impairment charges, the operating loss in our LTL business was $6.3 million in 2016, which was a decrease in operating results of $21.7 million, or 140.7%, from operating income of $15.4 million in 2015.
Within our Global Solutions business, operating income decreased to $8.1 million in 2016 from operating income of $28.3 million in 2015. Operating income in our Global Solutions business in 2016 included impairment charges of $17.2 million. Excluding the impairment charges, operating income in our Global Solutions business was $25.4 million, which was a decrease of $2.9 million, or 10.2%, from $28.3 million in 2015. Operating income, excluding impairment charges, as a percentage of Global Solutions revenues increased slightly to 7.6% in 2016 from 7.5% in 2015.
Other operating loss that was not allocated to TL, LTL, or Global Solutions increased $14.2 million, or 47.1%, to $44.2 million in 2016 from $30.1 million in 2015.
Interest Expense
Interest expense increased to $22.8 million in 2016 from $19.4 million in 2015, primarily as a result of the increased debt related to our 2015 acquisition of Stagecoach, as well as the increased interest rate year-over-year.
Income Tax
Income tax benefit was $66.3 million in 2016 compared with income tax provision of $17.3 million in 2015. The effective tax rate was 15.5% in 2016 compared to 40.3% in 2015. The non-deductible goodwill impairment charges incurred during 2016 decreased the overall benefit we received during 2016, which lowered our effective tax rate. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences.
Net (Loss) Income
Net loss was $360.3 million in 2016 and net income was $25.6 million in 2015 resulting from the factors described above.
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
Global Solutions revenues increased by $9.7 million, or 2.6%, to $377.1 million in 2015 from $367.4 million in 2014. This growth was primarily driven by our 2014 acquisition of Unitrans, which increased $14.2 million. The increase at Unitrans was offset by a decrease in volume at other Global Solutions companies year-over-year.
Purchased Transportation Costs
Purchased transportation costs increased by $15.7 million, or 1.2%, to $1,310.4 million in 2015 from $1,294.7 million in 2014. Purchased transportation costs as a percent of revenue decreased to 65.8% in 2015 from 69.1% in 2014.
TL purchased transportation costs increased by $84.6 million, or 13.4%, to $716.5 million in 2015 from $631.9 million in 2014, primarily as a result of our acquisitions of Rich Logistics, ISI, and Active Aero, which had incremental purchased transportation costs of $137.5 million. This increase was offset by decreases in our other business primarily related to the lower revenues at our other operating companies. TL purchased transportation costs as a percentage of TL revenues decreased to 63.5% in 2015 from 67.0% in 2014, primarily due to higher user of employee drivers at recently acquired companies, which are reported in other operating expenses.
LTL purchased transportation costs decreased by $64.5 million, or 15.3%, to $357.1 million in 2015 from $421.6 million in 2014, and decreased as a percentage of LTL revenues to 69.3% in 2015 from 73.0% in 2014. Excluding fuel surcharges, our average linehaul cost per mile decreased to $1.25 in 2015 from $1.28 in 2014.
Global Solutions purchased transportation costs increased by $9.0 million, or 3.5%, to $265.4 million in 2015 from $256.4 million in 2014, and increased as a percentage of Global Solutions revenue to 70.4% in 2015 from 69.8% in 2014. The increase was primarily due to our 2014 acquisition of Unitrans, which had increased purchased transportation costs of $9.2 million.
Other Operating Expenses
Other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and acquisition transaction expenses shown in our consolidated statements of operations, increased by $100.6 million, or 20.6%, to $587.8 million in 2015 from $487.2 million in 2014.
Within our TL business, other operating expenses increased by $86.9 million, or 34.3%, to $340.6 million in 2015 from $253.7 million in 2014, primarily as a result of our acquisitions of Rich Logistics, ISI, Active Aero, and Stagecoach, which accounted for incremental costs of $60.3 million. Additionally, we incurred increased leased equipment and maintenance costs of $7.0 million, primarily due to the declining quality and performance of lease purchase units, and increased insurance claims expense of $5.4 million, primarily due to an increase in severe accidents in the latter half of 2015. These cost increases were offset by contingent purchase obligation adjustments related to downward changes to the operating results forecasts for certain acquisitions with contingent consideration thresholds. The value of the expected contingent purchase obligation decreased resulting in a reduction in expenses of $2.9 million in 2015 and $1.7 million in 2014. As a percentage of TL revenues, other operating expenses increased to 30.2% in 2015 from 26.9% in 2014.

Within our LTL business, other operating expenses increased by $5.3 million, or 3.9%, to $140.0 million in 2015 from $134.7 million in 2014, primarily due to increased cargo claims expense of $4.2 million and increased contractor receivable reserves of $0.3 million. As a percentage of LTL revenues, other operating expenses increased to 27.2% in 2015 from 23.3% in 2014.
Within our Global Solutions business, other operating expenses decreased by $1.4 million, or 1.7% to $78.5 million in 2015 from $79.9 million in 2014, primarily due to a decrease in temporary labor costs of $2.0 million, which was partially offset by an increase in salaries and benefits of $0.5 million. As a percentage of Global Solutions revenues, other operating expenses decreased to 20.8% in 2015 from 21.7% in 2014.
Other operating expenses that were not allocated to our TL, LTL, or Global Solutions businesses increased $9.8 million, or 51.9%, to $28.7 million in 2015 from $18.9 million in 2014, primarily as a result of the $5.0 million charge that we recorded in connection with the termination of certain IC lease purchase guarantee programs, as well as $1.2 million of severance expenses related to the separation agreement with a former company executive officer, increased amortization of the lease purchase guarantee unit of $0.9 million related to increased number of units compared to the prior year, and increased compensation cost of $0.7 million.
Depreciation and Amortization
Depreciation and amortization increased to $31.6 million in 2015 from $24.3 million in 2014, reflecting increases in property, plant, and equipment attributable to our acquisitions and continued revenue growth along with increased amortization of customer relationship intangibles of $2.6 million in connection with our 2014 and 2015 acquisitions.
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
Within our LTL business, operating income decreased by $2.5 million, or 13.9%, to $15.4 million in 2015 from $17.9 million in 2014, and as a percentage of LTL revenues decreased from 3.0% in 2015 from 3.1% 2014.
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
Net Income
Net income was $25.6 million in 2015 compared to $32.7 million in 2014, resulting from the factors described above.
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, cash flows from operations, and proceeds from the sale of our common stock. Our primary cash needs are and have been to execute our acquisition strategy, fund normal working capital requirements, finance capital expenditures, and repay our indebtedness. As of December 31, 2016, we had $29.5 million in cash and cash equivalents. On May 1, 2017, we entered into the Investment Agreement with Elliott, pursuant to which we issued and sold shares of our Preferred Stock for an aggregate purchase price of $540.5 million. The proceeds of the sale of the Preferred Stock were used to pay off and terminate our prior senior credit facility and to provide working capital to support our current operations and future growth. In addition, on July 21, 2017, we entered into the ABL Facility. See Note 16 “Subsequent Events” to the consolidated financial statements in this Form 10-K for further information.

Our prior senior credit facility consisted of a $300.0 million term loan and a revolving credit facility up to a maximum aggregate amount of $250.0 million, of which $10.0 million could be used for swing line loans (as defined in the credit agreement) and up to $40.0 million could be used for letters of credit. The prior senior credit facility had a maturity date of July 9, 2019.
Advances under our prior senior credit facility bore interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.5%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.5%. In 2016, the weighted average interest rate on our credit facility was 4.3%.
Our prior senior credit facility was collateralized by all of our assets and contained certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. On June 17, 2016, we entered into a Consent, Waiver, and First Amendment (the “Amendment”) to our prior senior credit agreement. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the Amendment, the maximum cash flow leverage ratio was 3.75 to 1.0 for the four quarters ending December 31, 2016 and the minimum fixed charge coverage ratio was 1.15 to 1.0 for the four quarters ended December 31, 2016.
Additionally, the prior senior credit facility contained negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements.
We were not in compliance with our debt covenants for the four quarters ending December 31, 2016. Additionally, our announcement of the restatement of previously issued financial statements resulted in a default. On February 27, 2017, we entered into a Forbearance Agreement and Second Amendment to our prior senior credit agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, our lenders agreed to forbear from exercising the remedies available under our prior senior credit agreement in respect of certain disclosed prior senior credit agreement events of default until the earliest to occur of (i) a breach by us of any of our covenants in the Forbearance Agreement, (ii) any other default or event of default under our prior senior credit agreement, (iii) March 31, 2017, and (iv) certain other specified events, including a material adverse effect. The Forbearance Agreement also amended certain credit agreement covenants and other provisions, required certain reporting and information, and imposed other obligations on us. On March 31, 2017, we entered into a Forbearance Agreement Extension and Third Amendment to our prior senior credit agreement (the “Forbearance Extension”). Pursuant to the Forbearance Extension, our lenders agreed to forbear from exercising the remedies available under our prior senior credit agreement in respect of certain disclosed prior senior credit agreement events of default until the earliest to occur of (i) a breach by us of any of our covenants in the Forbearance Extension, (ii) any other default or event of default under our senior credit agreement, (iii) May 19, 2017, and (iv) certain other specified events, including a material adverse effect. The Forbearance Extension also amended certain prior senior credit agreement covenants and other provisions, required certain reporting and information, and imposed other obligations on us.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$29,401	$68,214	$37,228
Investing activities	(9,593)	(76,671)	(265,842)
Financing activities	1,775	5,578	233,985
Net change in cash and cash equivalents	$21,583	$(2,879)	$5,371
Cash Flows from Operating Activities
Cash provided by operating activities was $29.4 million. The difference between our $360.3 million net loss and the $29.4 million of cash provided by operating activities during 2016 was primarily attributable to $373.7 million of non-cash impairment charges and $40.7 million of depreciation and amortization expense, offset by a deferred tax benefit of $43.4 million. The remainder is primarily attributable to a net decrease in working capital.
Cash Flows from Investing Activities
Cash used in investing activities was $9.6 million during 2016, which reflects $17.6 million of capital expenditures used to support our operations. These payments were offset by the proceeds from the sale of equipment of $7.0 million and proceeds from sale of non-core business of $1.0 million. We expect capital expenditures in fiscal 2017 to be between $15.0 million and $25.0 million.

Cash Flows from Financing Activities
Cash provided by financing activities was $1.8 million during 2016, which primarily reflects net borrowings of $11.1 million under our credit facility, which were offset by the reduction of a capital lease obligation of $5.1 million, the payment of contingent purchase obligations of $2.5 million, debt issuance costs of $0.9 million associated with the amendments to our credit agreement, and $0.9 million of other miscellaneous reductions.

Quarterly Results of Operations
The following table presents unaudited consolidated statement of operations data for each of the four quarters ended December 31, 2016 and 2015. The first three quarters of 2016 and each of the four quarters of 2015 were revised for the effects of the restatement disclosed in Note 15 “Restatement of Previously Issued Financial Statements” in Part II. Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
In addition to the items discussed in Note 15 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements included in this Form 10-K, the following two items impacted the second and third quarters of 2016 and are reflected in the adjustments in the tables below.
Sale Leaseback
In June 2016, we entered into a sale leaseback transaction to sell a warehouse and office for $3.5 million recognizing an initial gain of $0.9 million and deferring a gain of $0.5 million during the second quarter of 2016. The building and land were initially recorded at $2.1 million at the date of acquisition. We subsequently determined, due to the timing of the sale leaseback transaction relative to the date of acquisition, the building and land were under-valued at the acquisition date resulting in an overstatement of goodwill and accrued expenses and an understatement of property and equipment and other operating expenses. We reversed the gain and deferred gain and corrected goodwill, property and equipment, and other operating expenses in the restated consolidated financial statements.
Goodwill Impairment
As discussed in Note 4 “Goodwill and Intangible Assets” to the consolidated financial statements included in this Form 10-K, we performed our 2016 goodwill impairment analysis as of July 1. We initially recorded the impairment charge in the fourth quarter of 2016 when we completed the second step of our goodwill impairment analysis. The accounting guidance around goodwill impairment analysis requires a company to estimate an impairment charge in the period the impairment is identified. Additionally, some of the restatement adjustments impacted the carrying value of our goodwill and, as such, we updated our impairment analysis to incorporate the restatement adjustments and recorded impairment charges in the third quarter of 2016.
We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Three Months Ended March 31,
	2016			2015
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Total revenues	465,632	914	466,546	488,970	(136)	488,834
Net revenues (total revenues less purchased transportation costs)	157,158	1,349	158,507	160,479	978	161,457
Income before income taxes	4,998	(3,530)	1,468	22,193	(6,328)	15,865
Net income	3,065	(2,165)	900	13,604	(3,784)	9,820
Earnings per share:
Basic	$0.08		$0.02	$0.36		$0.26
Diluted	$0.08		$0.02	$0.35		$0.25

	Three Months Ended June 30,
	2016			2015
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Total revenues	483,432	(15)	483,417	517,930	(307)	517,623
Net revenues (total revenues less purchased transportation costs)	165,977	1,779	167,756	171,857	341	172,198
Income (loss) before income taxes	2,934	(7,403)	(4,469)	26,869	(9,591)	17,278
Net income (loss)	1,798	(4,537)	(2,739)	16,471	(5,900)	10,571
Earnings (loss) per share:
Basic	$0.05		$(0.07)	$0.43		$0.28
Diluted	$0.05		$(0.07)	$0.42		$0.27

	Three Months Ended September 30,
	2016			2015
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Total revenues	532,209	(200)	532,009	497,173	(409)	496,764
Net revenues (total revenues less purchased transportation costs)	171,661	2,077	173,738	170,922	1,030	171,952
Income (loss) before income taxes	12,954	(379,502)	(366,548)	9,446	(6,665)	2,781
Net income (loss)	7,939	(327,557)	(319,618)	5,791	(4,086)	1,705
Earnings (loss) per share:
Basic	$0.21		$(8.34)	$0.15		$0.04
Diluted	$0.21		$(8.34)	$0.15		$0.04

	Three Months Ended	Three Months Ended December 31,
	December 31,	2015
	2016	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Total revenues	551,228	490,946	(2,001)	488,945
Net revenues (total revenues less purchased transportation costs)	169,144	176,267	(104)	176,163
Income (loss) before income taxes	(57,052)	18,726	(11,718)	7,008
Net income (loss)	(38,863)	12,134	(8,610)	3,524
Earnings (loss) per share:
Basic	$(1.01)	$0.32		$0.09
Diluted	$(1.01)	$0.32		$0.09

Contractual Obligations and Commercial Commitments
The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$450,450	$450,450	$—	$—	$—
Interest expense	19,368	19,368	—	—	—
Capital leases	6,954	2,928	3,801	225	—
Operating leases	180,682	52,720	74,609	30,068	23,285
Total	$657,454	$525,466	$78,410	$30,293	$23,285
Off-Balance Sheet Arrangements
We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; engage in leasing, hedging, or research and development services; or have other relationships that expose us to liability that is not reflected in the financial statements. However, as of December 31, 2016, we had outstanding letters of credit totaling $21.8 million. Additionally, we provide a guarantee for a portion of the value of certain IC leased tractors. The potential maximum exposure under these lease guarantees was approximately $13.8 million as of December 31, 2016.
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
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rates on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $250.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $277.8 million as of December 31, 2016, a 1.0% increase in the borrowing rate would increase our annual interest expense by $5.3 million. We do not use derivative financial instruments for hedging or speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the financial statements, the notes thereto, and the report of our independent registered public accounting firm commencing at page F-1 of this Form 10-K, which financial statements, notes, and report are incorporated herein by reference. For the Quarterly Results of Operations, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Based on the Audit Committee Investigation, current management determined that there were deficiencies in the design and/or execution of internal controls that constituted material weaknesses. Current management determined that structural and environmental factors, including the increased size and complexity arising from the acquisition of 25 non-public companies between February 2011 and September 2015, the inconsistency of our accounting systems, policies and procedures and management override of internal controls contributed to the material weaknesses and resulting material accounting errors. Our internal controls failed to prevent or were overridden by management in certain instances to allow recording accounting entries without appropriate support, recording accounting entries that were inconsistent with information known by management at the time, not communicating relevant information within our organization and, in some cases, withholding information from our independent directors, our Audit Committee, and our independent auditors, which resulted in material accounting errors.
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
In connection with the Audit Committee Investigation and management’s review of financial records, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our current CEO (who is also currently serving as our Principal Financial Officer and Principal Accounting Officer). As a result of this evaluation, our current CEO concluded that our disclosure controls and procedures were not effective as of December 31, 2016 (the “Evaluation Date”) because of the material weaknesses in internal control over financial reporting described below.
Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements and unaudited interim financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented based on a number of factors including, but not limited to, (a) the completion of the Audit Committee Investigation and substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b) internal reviews that identified material accounting errors, which in turn led to the restatement of previously issued financial statements, and (c) the commencement of certain remediation actions, as discussed further below.
Management's Report on Internal Control Over Financial Reporting
Management, including our CEO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
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
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016. Deloitte & Touche LLP's opinion, as stated in their report which appears on page 51 of this Form 10-K, is consistent with management's report on internal control over financial reporting as set forth above.
Changes in Internal Control Over Financial Reporting
Except for the identification of the material weaknesses described above, there were no changes during the year ended December 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Control Environment
We have undertaken steps to address material weaknesses in the control environment. Executive management team changes, including our CEO, President and Chief Operating Officer, General Counsel and Chief Compliance Officer, Chief Financial Officer, Vice President and Corporate Controller, Vice President Finance and Treasurer, Chief Information Officer, and the Chief Audit Executive, are committed to implementing and maintaining an effective control environment that will drive a high level of ethical standards and integrity over internal control over financial reporting. Our Audit Committee, our recently formed Executive Committee of the Board of Directors, and management have emphasized and continue to emphasize the importance of internal control over financial reporting, as well as the integrity of our financial statements. Our new executive management team has enhanced compliance with ethical standards by, among other things, updating our code of conduct and whistleblower policies, and improving communication practices among employees with internal control over financial reporting responsibilities as follows:

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

We have audited the internal control over financial reporting of Roadrunner Transportation Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
 These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and this report does not affect our report on such consolidated financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated January 30, 2018 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
January 30, 2018

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table, together with the accompanying text, sets forth the names and certain other information as of January 15, 2018 for each of our directors.

Name	Age	Position(s) Held
James D. Staley(1)(5)(6)(7)	68	Chairman of the Board
Curtis W. Stoelting(7)	57	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Mark A. DiBlasi	61	Director
Scott L. Dobak(2)(5)(6)(7)	55	Director
Christopher L. Doerr(5)(6)(7)	68	Director
John G. Kennedy, III(4)(6)(7)	56	Director
Ralph (“Cody”) W. Kittle III(3)(7)	28	Director
Brian C. Murray(4)(7)	52	Director
Scott D. Rued	61	Director
William S. Urkiel(4)(5)(7)	72	Director
Judith A. Vijums	52	Director
Michael P. Ward(5)(7)	57	Director
(1)     Mr. Staley was appointed Chairman of our board of directors on November 14, 2017.
(2)     Mr. Dobak was elected to our board of directors on June 6, 2017.
(3)     Mr. Kittle was elected to our board of directors on June 6, 2017.
(4)     Member of the audit committee.
(5)    Member of the compensation committee.
(6)     Member of the nominating/corporate governance committee.
(7)    Member of the executive committee
James D. Staley has served as the chairman of our board of directors since November 2017 and has been a director of our company since October 2010. Mr. Staley previously served as the lead independent director of our board of directors from December 2016 to November 2017. Mr. Staley is presently retired. From 2004 through December 2007, Mr. Staley served in various capacities for YRC Worldwide, Inc. (NASDAQ: YRCW) and its subsidiaries, one of the world's largest transportation services providers, including as President and Chief Executive Officer of Roadway Group and YRC Regional Transportation. Prior to that, Mr. Staley served for over 30 years in various capacities for Roadway Express, including President and Chief Operating Officer. Mr. Staley currently serves as the Lead Director and on the audit, compensation, and nominating and corporate governance committees of Douglas Dynamics, Inc. (NYSE: PLOW), a designer, manufacturer, and seller of snow and ice control equipment for light trucks. Mr. Staley was nominated to our board of directors because of his executive and operational experience with a public company in the transportation industry, and his experience on other public company boards of directors.
Curtis W. Stoelting has served as our Chief Executive Officer, principal financial officer and principal accounting officer since April 2017 and has been a director of our company since January 2016. Mr. Stoelting previously served as our President and Chief Operating Officer from January 2016 until April 2017. Prior to joining our company, Mr. Stoelting served as the Chief Executive Officer and a director of TOMY International (formerly RC2 Corporation) from January 2003 to March 2013. RC2 Corporation (NASDAQ: RCRC) was acquired by TOMY Company, Ltd. in April 2011. Mr. Stoelting previously served as RC2's Chief Operating Officer from 2000 to 2003, Executive Vice President from 1998 to 2000 and Chief Financial Officer from 1994 to 1998. Prior to that, Mr. Stoelting was with Arthur Andersen for 12 years. Mr. Stoelting currently serves on the Board of Directors and Compensation Committee of Regal-Beloit Corporation (NYSE: RBC), a publicly traded manufacturer of commercial, industrial, and HVAC electric motors, electric generators and controls, and mechanical motion control products. Mr. Stoelting was nominated to our board of directors because of his role as our chief executive officer, which enables him to provide the board with insight based on his day-to-day interactions with our company, and because of his operational expertise. As a management representative on our board of directors, Mr. Stoelting provides an insider's perspective in board discussions about the business and strategic direction of our company.
Mark A. DiBlasi has been a director of our company since July 2006. Mr. DiBlasi previously served as the vice chairman of our board of directors from April 2017 to November 2017, as our Chief Executive Officer from January 2006 until April 2017, and as our President from January 2006 until January 2016. Prior to joining our company, Mr. DiBlasi served as Vice President - Southern Division for FedEx Ground, a division of FedEx Corporation, from July 2002 to January 2006. Mr. DiBlasi was responsible for all operational matters of the $1.2 billion-revenue Southern Division, which represented one-fourth of FedEx Ground's total operations. From February 1995 to June 2002, Mr. DiBlasi served as the Managing Director of two different regions within the FedEx Ground operation network. From August 1979 to January 1995, Mr. DiBlasi held various positions in operations, sales, and terminal management at Roadway Express before culminating as the Chicago Breakbulk Manager. Mr. DiBlasi was nominated to our board of directors because of his service as our former president and chief executive officer, his intimate knowledge and experience with all aspects of the operations, opportunities, and challenges of our company, and his extensive operational expertise.
Scott L. Dobak has served as a director of our company since June 2017. Mr. Dobak currently serves as the Chief Executive Officer of Dicom Transportation Group, where he has been employed since January 2014. Prior to that, Mr. Dobak served in various leadership roles with our company from January 2007 to December 2013, most recently serving as our President - Less-than-Truckload and Transportation Management Solutions. Mr. Dobak was nominated to our board of directors in connection with the Investment Agreement and because of his proven business acumen, his executive and operational experience in the transportation industry, and his familiarity with our business.
Christopher L. Doerr has served as a director of our company since October 2010. Mr. Doerr is currently the sole member of Passage Partners, LLC, a private investment company. Mr. Doerr served as Co-Chief Executive Officer of Sterling Aviation Holdings, Inc., an aircraft management and charter company, from 2004 to 2014. From 2009 to 2011, Mr. Doerr served as Executive Chairman and Chief Executive Officer of Karl's Rental, Inc., a global manufacturer and supplier of portable event structures and related equipment. Prior to that, Mr. Doerr served as President and Co-Chief Executive Officer of Leeson Electric Corporation from 1986 to 2001. Mr. Doerr currently serves on the board of directors and compensation committee of Regal Beloit Corporation (NYSE: RBC), a publicly traded manufacturer of commercial, industrial, and HVAC electric motors, electric generators and controls, and mechanical motion control products. Mr. Doerr was nominated to our board of directors because of his proven business acumen and executive and operational experience, having served as the chief executive officer of several companies, and because of his experience on other public company boards of directors.
John G. Kennedy, III has served as a director of our company since December 2012. Mr. Kennedy served as Senior Advisor and Managing Director and Head of Capital Markets at Tudor, Pickering, Holt & Co. Securities, Inc., an integrated energy investment and merchant bank, from 2010-2017. Mr. Kennedy currently serves as a Manager for TMX Finance LLC. Mr. Kennedy has more than 30 years of experience in investment banking. Mr. Kennedy served as a Managing Director of Deutsche Bank's investment banking group and served as a Managing Director of Donaldson, Lufkin & Jenrette until its sale to Credit Suisse First Boston. Mr. Kennedy has served or currently serves as trustee or director of various private companies, foundations, and not-for-profit institutions. Mr. Kennedy was nominated to our board of directors because of his proven business acumen and his extensive banking and capital markets experience.
Ralph (“Cody”) W. Kittle III has served as a director of our company since June 2017. Mr. Kittle currently serves as an investment professional with Elliott Management Corporation, where he has been employed since August 2014. Prior to that, Mr. Kittle served as an associate at Wind Point Partners, a private equity firm based in Chicago, and in Investment Banking at J.P. Morgan, where he focused on mergers and acquisitions in the industrial and consumer industries. Mr. Kittle was nominated to our board of directors in connection with the Investment Agreement and because of his significant business and investment experience across a wide range of industries, including in the transportation and logistics sectors, as well as experience with financial and operational matters for businesses.
Brian C. Murray has served as a director of our company since August 2015. Mr. Murray currently serves as the Chief Operating Officer and Chief Financial Officer of Ryan Companies US, Inc., a national firm providing real estate services including architecture and engineering, development, construction, capital markets and real estate management. Mr. Murray has served as Chief Financial Officer of Ryan Companies since November 2009 and as Chief Operating Officer of Ryan Companies since May 2014. Prior to joining Ryan Companies, Mr. Murray held various positions with UnitedHealth Group, Inc., most recently serving as the Chief Financial Officer of its Specialized Care Services division. Mr. Murray was nominated to our board of directors because of his expertise with accounting and audit matters, his deep understanding of financial reporting rules and regulations, and his experience with executive functions as a chief financial officer.
Scott D. Rued has served as a director of our company since March 2005. Mr. Rued also served as the chairman of our board of directors from March 2010 to November 2017 and March 2005 to July 2008. Mr. Rued has been a Managing Partner of HCI Equity Partners (referred to as HCI), a private equity firm, since 2003. HCI is affiliated with investment funds that hold approximately 20.3% of our outstanding common stock. From 1989 to 2003, Mr. Rued held various executive positions at Hidden Creek Industries. Mr. Rued was nominated to our board of directors because of his experience with operations management and his expertise in corporate strategy, development, and mergers and acquisitions. Further, his demonstrated business acumen and knowledge of our company's industry allows him to contribute a broad perspective to discussions about our future activities and our place in the current competitive landscape.
William S. Urkiel has served as a director of our company since May 2010. Mr. Urkiel currently serves on the board of directors and audit committee of Crown Holdings, Inc. (NYSE: CCK), where he has been a director since December 2004. Mr. Urkiel served as a director of Suntron Corporation from August 2006 until June 2013. From May 1999 until January 2005, Mr. Urkiel served as Senior Vice President and Chief Financial Officer of IKON Office Solutions. From February 1995 until April 1999, Mr. Urkiel served as the Corporate Controller and Chief Financial Officer at AMP Incorporated. Prior to 1999, Mr. Urkiel held various financial management positions at IBM Corporation. Mr. Urkiel was nominated to our board of directors because of his financial and accounting expertise evidenced by his position as chief financial officer of multiple companies, his knowledge of corporate finance, accounting principles, and audit procedures, as well as his corporate governance experience.
Judith A. Vijums has served as a director of our company since March 2005. Ms. Vijums has served as a Managing Director of HCI, a private equity firm, since 2003. HCI is affiliated with investment funds that hold approximately 20.3% of our outstanding common stock. From 1993 to 2003, Ms. Vijums held various leadership positions at Hidden Creek Industries and actively participated in the management of several of Hidden Creek Industries' portfolio companies, including Commercial Vehicle Group, Inc., Dura Automotive Systems, Inc., Tower Automotive, Inc., and Automotive Industries Holdings, Inc. Ms. Vijums was nominated to our board of directors because of her expertise in the management and corporate development of multiple transportation companies, her knowledge of public and financial accounting matters, and her extensive experience in mergers and acquisitions.
Michael P. Ward has served as a director of our company since February 2016. Mr. Ward currently serves as the Managing Director of Research at Seaport Global Securities, where he has been employed since 2016. Prior to that time, Mr. Ward served as a Managing Director at Sterne Agee CRT between 2011 and 2016 and as the President of Ward Transportation Research, a small independent research boutique which specialized in the automotive and airline sectors, from 2005 to 2011. Prior to that time, Mr. Ward worked for major Wall Street brokerage firms for 10 years, including Kidder, Peabody & Co., PaineWebber, and Salomon Smith Barney. Mr. Ward was nominated to our board of directors because of his proven business acumen and his extensive experience as a sell-side analyst following the auto and auto parts sectors.
Executive Officers
The following table, together with the accompanying text, sets forth the names and certain other information as of January 15, 2018 for each of our executive officers.

Name	Age	Position(s) Held
Curtis W. Stoelting	57	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Michael L. Gettle	58	President, Chief Operating Officer, and Secretary
Terence R. Rogers	58	Executive Vice President and Chief Financial Officer
Scott B. Cousins	50	Chief Information Officer
Robert M. Milane	64	General Counsel and Chief Compliance Officer
Frank L. Hurst	43	President - Roadrunner Freight
William R. Goodgion	52	President - Ascent Global Logistics
Patrick K. McKay	49	Senior Vice President - Enterprise Fleet Services
Craig Paulson	45	Senior Vice President - Human Resources
Curtis W. Stoelting’s biography is set forth under the heading “Directors” above.
Michael L. Gettle has served as our President, Chief Operating Officer, and Secretary since April 2017. Mr. Gettle previously served as our Executive Vice President from May 2016 until April 2017. Prior to joining our company, Mr. Gettle served as Amercias Chief Executive Officer of TNS, a division of British multinational WPP plc from January 2013 to May 2016 and as Global Chief Financial Officer and Chief Operating Officer from October 2008 to December 2012. Prior to that time, Mr. Gettle served as the Executive Vice President and Chief Financial Officer of Millward Brown from 1992 to October 2008. Prior to joining Millward Brown Mr. Gettle served in various positions with Arthur Andersen LLP for nine years.
Terence R. Rogers has served as our Executive Vice President and Chief Financial Officer since May 2017. Prior to joining our company, Mr. Rogers served as the Chief Financial Officer of The Heico Companies, LLC, the parent company for a diversified portfolio of over 35 businesses, from April 2012 to February 2017. Prior to that time, Mr. Rogers served in various financial positions with Ryerson Inc., a leading distributor and value-added processor of industrial metals, from December 1994 to April 2012, most recently as Chief Financial Officer.

Scott B. Cousins has served as our Chief Information Officer since January 2017. Prior to joining our company, Mr. Cousins served as the Chief Information Officer of KeHE from 2007 to 2017 and NCH Marketing Services from 2005 to 2007. Prior to that time, Mr. Cousins served as Senior Vice President of Information Technology at IndyMac Bank from 2004 to 2005. Prior to joining IndyMac Bank, Mr. Cousins was an Associate Partner at Accenture for 14 years.
Robert M. Milane has served as our Chief Compliance Officer since April 2017 and as our General Counsel since November 2015. Mr. Milane has also served as our Executive Vice President of Risk Management since November 2015. Mr Milane served as our Vice President of Risk Management from June 2014 to October 2015. Prior to joining our company, Mr. Milane served as Managing Director for Risk Management at FedEx Ground from 1999 to 2010 and as Assistant Vice President of Risk Management for Canal Insurance from 2011 to 2013.
Frank L. Hurst has served as our President - Roadrunner Freight since June of 2017. Mr. Hurst previously served as our Senior Vice President of Sales and Marketing of Roadrunner Freight from January 2017 to June 2017. Prior to joining our company, Mr. Hurst served as VP/GM for North American Corporation, a distributor of packaging products, equipment, and service based in Glenview, IL, from January 2014 to December 2016. From August 2012 to December 2013, Mr. Hurst served as Executive Vice President for Vitran Express, where he was responsible for the turnaround, sale, and transition of the US LTL operation. Prior to joining Vitran Express, Mr. Hurst spent 16 years at FedEx Freight, where he was most recently served as VP - Divisional Operations from July 2007 to August 2012.
William R. Goodgion has served as our President - Ascent Global Logistics since April 2015. Prior to joining our company, Mr. Goodgion served as Managing Director - Operations (Central Region) for FedEx Trade Networks Transport & Brokerage, Inc., a subsidiary of FedEx Corporation, from December 2014 through April 2015, and as Managing Director - Global Distribution & Surface Transportation for FedEx Trade Networks Transport & Brokerage, Inc. from March 2000 through April 2015.
Patrick K. McKay has served as our Senior Vice President - Enterprise Fleet Services since February 2017 and was previously our President - Truckload Logistics from July 2014 until February 2017 and our President - Truckload Services from March 2012 to July 2014. Prior to joining our company, Mr. McKay served as a General Manager - Operations for the van truckload division of Schneider National, Inc. from 2008 to 2012. Prior to that, Mr. McKay held various leadership positions with FedEx Ground, Inc. from 1992 to 2008, most recently serving as a Division Managing Director.
Craig Paulson has served as our Senior Vice President - Human Resources since October 2017. Prior to joining our company, Mr. Paulson served as the Director of Human Resources of Generac Corporation since June 2016. Prior to that time, Mr. Paulson served as Vice President of Human Resources - Pump Solutions Group of Dover Corporation from January 2015 to September 2015 and as Vice President of Human Resources - Waukesha Bearings Corporation of Dover Corporation from August 2011 to January 2015. Prior to joining Dover Corporation, Mr. Paulson served in various human resources roles for 11 years.
There are no family relationships among any of our directors or executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our securities to file with the SEC initial reports of ownership and reports of changes in ownership. Directors, executive officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
Based solely upon our review of the copies of such forms that we received during the year ended December 31, 2016, and written representations that no other reports were required, we believe that each person who at any time during such year was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during the year ended December 31, 2016, except that (i) the Form 4 filed on March 4, 2016 by Mr. Armbruster was late; (ii) the Form 3 filed by Mr. Gettle on February 15, 2017 was late; and (iii) the Form 4 filed on March 4, 2016 by Mr. McKay was late.
Code of Ethics
Our board of directors has adopted a code of business conduct and ethics and a code of ethics for our chief executive officer and senior financial officers. We post on our website, at www.rrts.com, our code of business conduct and ethics, our code of ethics for our chief executive officer and senior financial officers, and any amendments or waivers thereto. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at 1431 Opus Place, Suite 530, Downers Grove, Illinois 60515.

Director Recommendation Process
There have been no material changes to the procedures by which security holders may recommend nominees to our board as described in our Definitive Proxy Statement filed with the SEC on April 4, 2016.
Audit Committee
Our board of directors has a separately-designated standing audit committee. The current members of our audit committee are Messrs. Murray (chairman), Kennedy, and Urkiel, each of whom satisfies the independence requirements under the NYSE listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (referred to as the Exchange Act). Our board of directors has determined that Mr. Murray is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with audit committee requirements. In arriving at this determination, our board of directors has examined each audit committee member's professional experience and the nature of their employment in the corporate finance sector.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation paid to our named executive officers.
Named Executive Officers and Recent Changes in Executive Officers
Our executive officers whose 2016 actual compensation and 2017 compensation opportunities are discussed in this Compensation Discussion and Analysis, who we refer to as our named executive officers, are:

•	Mark A. DiBlasi, our former Chief Executive Officer and President;

•	Peter R. Armbruster, our former Chief Financial Officer, Treasurer, and Secretary;

•	Curtis W. Stoelting, our current Chief Executive Officer;

•	Patrick K. McKay, our Senior Vice President - Enterprise Fleet Services and the former President of our Truckload Logistics business unit; and

•	Grant M. Crawford, the former President of our Roadrunner Freight business unit.
In January 2016, Mr. Stoelting was appointed our President and Chief Operating Officer. In April 2017, Mr. Stoelting was appointed our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer and Michael L. Gettle was appointed our President, Chief Operating Officer, and Secretary.
In January 2017, Scott B. Cousins was appointed our Chief Information Officer. In April 2017, Robert M. Milane was appointed as our General Counsel and Chief Compliance Officer. In May 2017, Terence R. Rogers was appointed our Executive Vice President and Chief Financial Officer. In June 2017, Frank L. Hurst was appointed the President of our Roadrunner Freight business unit. In October 2017, Craig Paulson was appointed our Senior Vice President of Human Resources.
Executive Summary
For 2016 and 2017, our compensation committee continued to:

•	use both our compensation peer group and certain composite compensation survey data as the primary tools for evaluating executive compensation;

•	increase the base salaries of our executive officers in light of its assessment of competitive market conditions and to reflect their responsibilities as executives of a public company of our size;

•
tie a substantial portion of our annual incentive bonus plan for our executive officers to our consolidated earnings before interest and taxes (referred to as EBIT) to support collaboration within our senior management team and reward our executive officers for company-wide performance;

•
use performance-based restricted stock unit awards (referred to as PRSUs) as an integral component of our long-term incentive program in order to strengthen our pay-for-performance alignment and directly incorporate revenue and earnings before interest, tax, depreciation and amortization expense (referred to as EBITDA) objectives;

•	use a mix of short-term and long-term incentives to both motivate near-term performance and keep our executive officers focused on longer-term goals that drive stockholder value;

•	provide that the mix of full value equity awards is weighted more toward PRSUs than time-based restricted stock unit awards (referred to as RSUs); and

•	calculate the number of shares of our common stock subject to PRSUs and RSUs by using a 20-day trailing average closing sale price, thereby mitigating the effects of our stock price volatility.
Compensation Philosophy and Objectives
Our executive compensation philosophy is to structure our pay at levels that enable us to attract, motivate, and retain highly qualified executives and key employees and reward the creation of stockholder value. We seek to provide executive compensation packages that are competitive with comparable companies and reward the achievement of short-term and long-term performance goals.
Like most companies, we use a combination of fixed and variable compensation programs to reward and incentivize strong performance, as well as to align the interests of our executives with those of our stockholders. Our compensation philosophy is to target total compensation at approximately the 50th percentile of comparable companies, with higher comparable levels of pay based on higher level of company and individual performance. However, our compensation committee’s decisions on target compensation for specific individuals have also been influenced by a variety of additional factors, including but not limited to market conditions, our company's recent financial performance and operational challenges, and individual performance, including scope of duties within our organizational structure, institutional knowledge, position readiness, internal pay equity, and/or level of difficulty in recruiting a replacement executive.
Our pay mix consists primarily of base salary, annual performance-based cash incentives, time-based equity incentives, and performance-based equity incentives. We have no guaranteed bonuses, no pension plans or other executive retirement plans except our 401(k) plan available to all of our employees, no significant tax gross-up arrangements, and no material executive perquisites such as company-paid personal travel, financial planning assistance, or car allowances. Total compensation levels reflect corporate positions, responsibilities, and achievement of goals. Accordingly, compensation levels may vary significantly from year to year and among our various executive officers.
We believe that we have closely linked executive officer pay to performance primarily through two components of our compensation system. In 2015, we added a performance-based element to our long-term equity incentive program through the award of PRSUs. We also continue to use an annual cash incentive program that is based on our company-wide EBIT and, for 2017, before all non-recurring charges approved by our compensation committee.
An important principle driving our executive compensation programs is our belief that it benefits our stockholders for the target total direct compensation opportunities of our executive officers to be tied to our company’s current and long-term performance. As a result, at-risk pay is expected to comprise an increasingly significant portion of our executive compensation, particularly for our most senior executive officers.
Role of the Compensation Committee
Our compensation committee is responsible for, among other things:

•	the review and approval of our compensation philosophy;

•	the review of all executive compensation plans and structures, including that of our executive officers and other members of management;

•
the approval (or, for certain determinations relating to our chief executive officer, recommendation to our board of directors) of individual compensation for our executive officers and other members of management;

•	the approval of annual and long-term incentive performance metrics, as well as payouts thereunder; and

•	the review of other executive benefit plans, including perquisites.
Our compensation committee also analyzes the reasonableness of our overall executive compensation packages. Our compensation committee has a formal written charter that delineates its responsibilities, a full copy of which is posted on our website at www.rrts.com.
While our chief executive officer and other executive officers may attend meetings of our compensation committee from time to time, the ultimate decisions regarding executive officer compensation are made solely by the members of our compensation committee or, for certain determinations relating to our chief executive officer, our board of directors. These decisions are based not only on our compensation committee’s deliberations, but also from input requested from outside advisors, including in some years our compensation committee’s outside compensation consultant, with respect to, among other things, market data analyses.

The final decisions relating to our chief executive officer’s compensation have historically been based on recommendations of our compensation committee and included discussions with and approval by all of our non-employee directors without the presence of management. Our compensation committee typically discusses proposals for our chief executive officer’s compensation with him but the final decisions regarding his compensation are made when he is not present. Decisions regarding the compensation of our other executive officers have historically been based on recommendations of our compensation committee, after considering recommendations from our chief executive officer (or, in the case of compensation determinations made in February 2017, our then president and chief operating officer).
Compensation-Setting Process
Overall compensation levels for our executive officers are generally determined based on our compensation committee's evaluation of the following factors:

•	the individual’s duties and responsibilities within our company;

•	the individual’s experience and expertise;

•	compensation levels for similar positions in our industry;

•	performance of the individual and our company as a whole; and

•	the levels of compensation necessary to recruit new executive officers.
Each year our compensation committee, after consultation with our senior management, establishes performance targets for our annual incentive bonus plan and our PRSU Program that requires the achievement of specified target financial results. Each year our compensation committee also determines performance-based compensation by assessing prior year actual financial results against these pre-established financial targets. In addition, our compensation committee's decisions on target compensation for specific individuals have also been and will continue to be influenced by a variety of additional factors such as internal pay equity, the executive officer's ability to impact strategic goals, the length of service with our company, and the level of difficulty in recruiting a replacement executive. Ultimately, the amount of compensation awarded to our executives is determined based on our performance and what our compensation committee believes is in the best interest of our stockholders.
Role of Compensation Consultant
Our compensation committee typically engages the services of an outside compensation consultant to provide independent analysis and advice in connection with making executive compensation decisions.
In mid-2015, our compensation committee engaged Compensia, Inc. (referred to as Compensia) to provide the committee with an executive compensation assessment for 2016. The chairman of our compensation committee, in consultation with other committee members, defined the scope of Compensia’s 2016 engagement and related responsibilities. These responsibilities included, among other things, advising on issues of executive compensation and equity compensation structure, assisting with the identification of relevant peer companies, and assisting in the preparation of compensation disclosure for inclusion in our SEC filings.
Our compensation committee determined not to engage Compensia or any other compensation consultant to assist with its 2017 executive compensation analyses and determinations. This decision was primarily based on the company’s poor financial performance in late 2016 and the committee’s belief that it would not be appropriate to adjust the compensation of our senior executive officers in light of those results.
Subsequently, in mid-2017, our compensation committee engaged Compensia to provide the committee with executive and director compensation assessments for 2018.
Compensia did not perform any consulting or advisory services for our management team in 2016 or 2017 and has not been retained to perform any consulting or advisory services for our management team in 2018.
Compensia provided analyses and recommendations that informed our compensation committee’s decisions in 2016, but it did not decide or approve any compensation decisions. Compensia reviewed the criteria used to identify peer and other comparable companies for executive officer and performance comparisons, provided a detailed market assessment of our executive compensation program relative to the competitive market (based on our peer group and compensation survey data), and provided updates on market trends and the regulatory environment for executive compensation. In addition, Compensia furnished our compensation committee with information relating to performance-based equity practices, including a summary of the relevant practices of our compensation peer group and a summary of the potential performance-based program designs. Compensia’s only contact with management was in the gathering of historic compensation information.

Our compensation committee considered the independence of Compensia in light of the listing standards of the NYSE on compensation committee independence and the rules of the SEC. Our compensation committee concluded that the work performed by Compensia for 2016 did not raise any conflict of interest.
Role of Management in Setting Compensation
Our senior human resources executive and members of our finance team have historically worked with our chief executive officer to

•	formulate recommended changes to our executive compensation plans and arrangements;

•	formulate recommendations for financial metrics and related target levels to be achieved under those plans and arrangements;

•	prepare analyses of financial data and other briefing materials to assist our compensation;

•	committee in making its decisions; and

•	ultimately, to implement the decisions of our compensation committee.
Historically, our chief executive officer has been actively engaged in setting compensation for our other executive officers through a variety of means, including recommending for compensation committee approval the financial goals and the annual variable pay amounts for such other executive officers. For 2017, Mr. Stoelting, our then president and chief operating officer, had primary responsibility for these activities. Our chief executive officer and president are generally subject to the same financial performance metrics and related target levels as our other executive officers.
Compensation Structure
Although the final structure may vary from year to year and individual to individual, our compensation committee utilizes three main components for executive officer compensation:

•	Base Salary - fixed pay that takes into account an individual’s duties and responsibilities, experience, expertise, and individual potential and performance.

•	Annual Incentive Bonus - variable cash compensation that takes into account our financial performance during a particular year.

•
Long-Term Incentives - stock-based awards consisting of PRSUs, RSUs and, in certain situations, time-based stock options, all of which reflect the performance of our common stock, encourage retention, and align executive officer and stockholder interests.

Pay Mix
In determining the allocation among base salary, annual incentive bonus opportunity, and long-term incentive compensation, our compensation committee considers the following factors:

•	our short-term and long-term business objectives;

•	competitive trends within our industry; and

•	the importance of creating a performance-based environment that ties a significant portion of each executive officer’s compensation to the achievement of performance targets and corporate objectives.
When considering a proposed compensation package for an executive officer, our compensation committee considers the compensation package as a whole, including each element of total compensation. For example, before determining officer compensation for 2017, our compensation committee reviewed, for each executive officer, each element of compensation paid in 2016, including base salary, the 2016 annual incentive bonus earned, and the value of equity awards made in prior years. Our compensation committee and management use this information to assess the overall effect and long-term implications of compensation decisions, rather than viewing individual decisions in isolation. We have no pre-established policy for allocating between either cash and non-cash or short-term or long-term compensation.
Our compensation committee believes that the particular elements of compensation identified above produce a well-balanced mix of cash versus stock-based compensation, retention value, and “at-risk” compensation that collectively provide each executive officer with both short-term and long-term performance incentives. Base salary provides the executive officer with a measure of security as to the minimum level of compensation he or she will receive while the annual and long-term incentive compensation elements motivate the executive officer to focus on the financial and operational metrics that will produce a high level of company performance over both the annual and long term. Our compensation committee believes that this approach should lead to increases in stockholder value, provide an appropriate reward for our executive officers, and reduce the risk of loss of executive officers to competitors.
While each of the elements of our compensation program is intended to motivate and encourage all executive officers to drive performance and achieve superior results for our stockholders, there is a different emphasis on the three primary elements based on an executive officer’s position and ability to impact our financial results. Historically, the percentage of performance-based pay, or “at-risk” pay, has increased with job responsibility. This is intended to offer an opportunity for increased compensation in the event of successful performance, matched with the prospect of reduced compensation when performance falls short of established financial goals.
For 2017, compensation for our named executive officers (other than our former executive officers Messrs. DiBlasi and Armbruster, who were terminated from their former positions as executive officers effective April 30, 2017 and March 29, 2017, respectively) has been structured so that more than half the compensation consists of equity awards and an annual incentive bonus opportunity that is performance-based and dependent on our 2017 financial results, with the other portion comprising base salary.
While the annual incentive bonus program for our executive officers is based primarily on our company-wide performance, such compensation program is also designed to provide payments to certain executive officers who lead our business units based on a combination of consolidated company and business unit results. For example, a portion of the 2017 annual cash incentive opportunity for the president of our global solutions business unit is based on the performance of that business unit, for which he is primarily responsible. We believe this blended program design motivates business units to work together to achieve greater returns for our stockholders. In any one year, because we are comprised of different business units, executive officers leading high-performing business units may receive significantly more compensation than executive officers leading business units that do not perform well.
Compensation Peer Group
For 2016, our compensation committee reviewed the compensation of our executive officers and compared it with a competitive market assessment that used a peer group of companies and broader, composite market survey data provided by Compensia. This process started with the selection of an appropriate group of peer companies for comparison purposes. We use peer group information as a point of reference, but do not specifically benchmark or target our compensation levels against our peer group.
For its 2016 executive compensation assessment, Compensia reviewed our 2015 compensation peer group and updated it to reflect our revenue size, market capitalization, projected growth, and changes in the peer companies. Under this approach, the peer group companies were selected using the following selection criteria: (1) companies in the transportation and transportation logistics industry; (2) companies with revenue between approximately 50% and 200% of our last four quarters revenue at the time of selection, which resulted in peer companies with revenues between approximately $1.0 billion and $4.0 billion, based upon the last four quarters of reported revenue at the time of selection; and (3) companies with a market capitalization between approximately 25% and 400% of our market capitalization at the time of selection, which resulted in peer companies with market capitalization between approximately $225 million and $3.5 billion at the time of selection.
The 16 companies included in the compensation peer group approved by our compensation committee for our 2016 executive compensation program were as follows:

• ArcBest Corporation	• Atlas Air Worldwide Holdings, Inc.	• Celadon Group, Inc.
• Echo Global Logistics, Inc.	• Forward Air Corporation	• Heartland Express, Inc.
• Hub Group, Inc.	• Knight Transportation, Inc.	• Landstar System, Inc.
• Matson, Inc.	• Park-Ohio Holdings, Corp.	• Saia, Inc.
• Universal Truckload Services, Inc.	• Werner Enterprises, Inc.	• Wesco Aircraft Holdings, Inc.
• XPO Logistics, Inc.
This compensation peer group was used for purposes of analyzing and comparing compensation levels and programs only, and not for any other purposes. This compensation peer group does not represent an established peer group that our management uses for financial or other measurement purposes.
Compensia also provided our compensation committee with broader market compensation data for our executive officers. The composite survey data consisted of a blend between Mercer’s Benchmark Database Executive Compensation Survey and Towers Watson’s General Industry Top Management Compensation Survey.

The proxy statements of the companies in our compensation peer group provide detailed pay data for their named executive officers only (typically their five most highly compensated executive officers). Survey data provides compensation information from a broader group of companies of similar size (based on revenues and market capitalization) to ours across a variety of industries (surveys covering multiple industries were used because there was insufficient data in the transportation/logistics industry subset).
As discussed above, our compensation committee did not engage a compensation consultant to assist with its 2017 executive compensation decisions, and did not use peer group or other benchmarking information.
Compensation-Related Risk Considerations
Our compensation committee believes that our annual incentive bonus and long-term incentive compensation programs provide incentives to create long-term stockholder value. Several elements of these programs are also designed to discourage behavior that leads to inappropriate or excessive risk-taking:

•
Our compensation committee believes that EBIT, the financial metric used to determine the amount of each executive officer’s annual incentive bonus, is a measure that drives long-term stockholder value. Moreover, our compensation committee attempts to set performance ranges for this metric that encourage success without encouraging excessive risk taking to achieve short-term results. In addition, the overall annual incentive bonus for each of our executive officers never exceeds 150% of their base salaries, no matter how much our financial performance exceeds the performance ranges established at the beginning of the year.

•
Our 2017 annual incentive plan continues to provide that our executive officers will receive payments if our company achieves 80% of the target EBIT. Our compensation committee believes that this relatively low threshold discourages our executive officers from taking excessive risk to achieve performance at a higher percentage of the pre-established target level.

•
Our compensation committee believes that EBITDA, the financial metric used in our 2016 and 2017 PRSU program, is also a measure that drives long-term stockholder value. Moreover, our compensation committee attempts to set performance ranges for this metric that encourage success without encouraging excessive risk taking to achieve short-term results.

•	Our PRSUs and RSUs are earned and vest, respectively, over four-year periods, encouraging our executive officers to look to long-term appreciation in equity values.

•	Our 2016 time-based stock option granted to Mr. Stoelting vests over a five-year period, encouraging him to look to long-term appreciation in equity values.
Individual Executive Officer Compensation
Base Salary. Base salaries for our newly hired or appointed executive officers are generally set based on the position within our company, competitive salary levels for comparable positions at other companies, and the executive’s experience. Base salaries of our executive officers are reviewed each year by our compensation committee, and adjustments to base salaries are based on factors such as the overall performance of our company, new roles and responsibilities assumed by the executive, the performance of the executive officer’s area of responsibility, the executive officer’s impact on strategic goals, the length of service with our company, and revisions to our compensation philosophy. However, there is no specific weighting applied to any one factor in setting or adjusting base salaries, and the process ultimately relies on the subjective exercise of our compensation committee’s judgment.
Although salaries have historically been targeted at the 25th to 50th percentile of our peer group and relevant compensation survey data, our compensation committee has also taken into account historical compensation, internal parity with other executives, potential as a key contributor, and special recruiting situations.
Base Salaries for 2016. Base salary deliberations for 2016 were conducted from November 2015 to February 2016. Mr. DiBlasi, our then chief executive officer, met with Mr. Rued, the chairman of our board of directors, regarding the compensation for each of our executive officers (other than himself). Following these discussions, Mr. Rued met with our compensation committee to present recommendations for each of our executive officers, including Mr. DiBlasi. In addition to these recommendations, our compensation committee reviewed peer group data, the composite market survey data provided by Compensia, individual performance evaluations for each executive officer, and the other factors described in “Compensation-Setting Process” above.
For 2016, our compensation committee approved an increase in the base salaries of our named executive officers other than Mr. Stoelting in order to maintain their base salaries between the 25th-to-50th percentiles for the competitive market. The base salary increases became effective on January 31, 2016. A summary of the base salary increases made for 2016 is outlined below:

	Base Salary
Name	2015	2016	Y/Y Change
Mark A. DiBlasi	$527,000	$538,000	2.1%
Peter R. Armbruster	$325,000	$332,000	2.2%
Patrick K. McKay	$278,000	$319,000	14.7%
Grant M. Crawford	$312,000	$319,000	2.2%
In January 2016, Mr. Stoelting was hired and appointed as our president and chief operating officer. Messrs. Rued and DiBlasi, as well as Ms. Judy Vijums, assisted the compensation committee in the negotiation of Mr. Stoelting’s employment agreement, pursuant to which we agreed to pay Mr. Stoelting a base salary of $450,000.
Base Salaries for 2017. Base salary deliberations for 2017 were conducted from November 2016 through February 2017. Mr. Stoelting, who was then serving as our president and chief operating officer, met with Mr. DiBlasi (our then chief executive officer), Mr. Staley (our then lead independent director), and Mr. Rued (the then chairman of our board of directors) regarding the compensation of our executive officers. Following these discussions, Mr. Staley met with the other members of our compensation committee to discuss the base salary recommendations of Messrs. Stoelting, Staley, and Rued.
For 2017, our compensation committee considered potential future changes in our senior management team as well as the other factors discussed in “Compensation-Setting Process” above and, in connection therewith, determined to maintain the base salaries for each of Messrs. DiBlasi, Armbruster, and Crawford at their current levels, decreased the base salary for Mr. McKay, and increased the base salary for Mr. Stoelting. The 2017 changes in base salary for our executive officers became effective on May 1, 2017. A summary of the base salary changes made for 2017 is outlined below for each of our named executive officers:

	Base Salary
Name	2016	2017		Y/Y Change
Mark A. DiBlasi	$538,000	$538,000		—%
Peter R. Armbruster	$332,000	$332,000		—%
Curtis W. Stoelting	$450,000	$510,000	(1)	13.3%
Patrick K. McKay	$319,000	$260,000		(18.5)%
Grant M. Crawford	$319,000	$319,000		—%
(1)     Increased to $571,000 in connection with Mr. Stoelting's April 30, 2017 appointment as our chief executive officer.
Annual Incentive Bonus Plan. In addition to base salary, our compensation committee believes that annual performance-based cash bonuses play an important role in providing incentives to our executive officers to achieve near-term performance goals.
Our compensation committee believes that EBIT is a good indicator of our financial performance relative to competitors given the market in which we compete, and is also a metric that management can easily track and communicate to employees throughout the performance period. Each executive officer has a target annual incentive bonus opportunity, expressed as a percentage of base salary, with the ability to earn above or below that target based on our company's actual performance. Payments pursuant to our cash incentive plan are intended to qualify as “Performance Awards” under our 2010 Incentive Compensation Plan (referred to as the 2010 Plan) and thereby constitute performance-based compensation not subject to the deductibility limitations of Section 162(m) of the Code.
When determining the EBIT target for our annual incentive bonus plan, our chief executive officer typically submits to our compensation committee the initial recommendation for the target based upon our company's annual board-approved budget, as well as the target annual incentive bonus opportunity for each executive officer, and these recommendations are reviewed and discussed by our compensation committee. The major factors used in setting one or more target levels for a particular year are the results for the most recently-completed year and the budget for the current year, as well as general economic and market conditions. Our compensation committee sets the final EBIT target levels during our first quarter, typically at levels our compensation committee believes are challenging, but reasonable, for our company to achieve.
After our financial statements are available each year, our compensation committee determines the level of achievement for the specified EBIT target (after making any appropriate adjustments to such goal for the effects of corporate and economic factors that were not anticipated in establishing the performance measure) and awards credit for the achievement of a percentage of the target. Final determinations as to annual incentive bonus awards are then based on that percentage. If earned, actual bonuses are generally paid to our executive officers early in the second quarter of the subsequent fiscal year.

2016 Annual Incentive Bonus Plan. In February 2016, our compensation committee determined that the 2016 annual incentive bonus plan for our executive officers would be based on a company-wide EBIT target that was consistent with our board-approved 2016 budget. In addition, 35% of the 2016 annual incentive bonus opportunities for Messrs. McKay and Crawford was based on EBIT targets for our truckload logistics and less-than-truckload business units, respectively, that were consistent with our board-approved 2016 budget. For 2016, our compensation committee established a target annual incentive bonus opportunity for each executive officer, expressed as a percentage of base salary, with the ability to earn above or below that target based on our company's actual performance.
Our compensation committee maintained the maximum annual incentive bonus awards at 150% of base salary for Mr. DiBlasi, at 110% of base salary for Mr. Armbruster, and at 90% of base salary for Mr. McKay. The maximum annual incentive bonus award for Mr. Stoelting was set at 150% of base salary for 2016. The maximum annual incentive bonus award for Mr. Crawford was 90% of base salary for 2016.
The following table sets forth the 2016 base salaries and the 2016 annual incentive bonus plan levels for each of our named executive officers:

		Annual Incentive Bonus Plan Levels as % of Base Salary
Name	2016 Base Salary	80% of Target(1)	90% of Target	100% of Target	150% of Target(2)
Mark A. DiBlasi	$538,000	30%	55%	80%	150%
Peter R. Armbruster	$332,000	25%	42.5%	60%	110%
Curtis W. Stoelting	$450,000	30%	55%	80%	150%
Patrick K. McKay(3)	$319,000	12.5%	25%	40%	90%
Grant M. Crawford(4)	$319,000	12.5%	25%	40%	90%

(1)
Represents the annual incentive bonus award (expressed as a percentage of 2016 base salary) that the named executive officer was eligible to receive if we achieved 80% of the company-wide EBIT target. No bonus awards were payable if our actual company-wide EBIT was less than 80% of the target level.

(2) Represents the maximum potential bonus award.
(3) 65% of Mr. McKay's 2016 annual incentive bonus opportunity was based on achieving at least 80% of the company-wide EBIT target using 65% of the percentages set forth in the table above. 35% of Mr. McKay's 2016 annual incentive bonus opportunity was based on achieving at least 80% of the EBIT target for our truckload logistics business unit using 35% of the percentages set forth in the table above.

(4)
65% of Mr. Crawford's 2016 annual incentive bonus opportunity was based on achieving at least 80% of the company-wide EBIT target using 65% of the percentages set forth in the table above. 35% of Mr. Crawford's 2016 annual incentive bonus opportunity was based on achieving at least 80% of the EBIT target for our less-than-truckload business unit using 35% of the percentages set forth in the table above.

For 2016, our company-wide EBIT was less than 80% of the pre-established target. Similarly, the 2016 EBIT of each of our truckload logistics and less-than-truckload business units was also below 80% of the pre-established target levels. Accordingly, no annual incentive bonus awards were made to our named executive officers for 2016.
2017 Annual Incentive Bonus Plan. Our compensation committee determined that the 2017 annual incentive bonus plan for our executive officers will be based on a company-wide EBIT target that is consistent with our board-approved 2017 budget. In addition, 35% of the 2017 annual incentive bonus opportunities for Mr. Crawford will be based on an EBIT target for our Roadrunner Freight business unit that is consistent with our board-approved 2017 budget. For 2017, our compensation committee established a target annual incentive bonus opportunity for each executive officer, expressed as a percentage of base salary, with the ability to earn above or below that target based on our company's actual performance. Mr. DiBlasi did not participate in our 2017 annual incentive bonus plan. The actual annual incentive bonus awards for our 2017 performance will be determined by our compensation committee and paid in early 2018, and may be above or below target bonus levels.

The following table lists the 2017 base salaries and the 2017 annual incentive bonus plan levels for each of our named executive officers (other than Mr. DiBlasi):

		Annual Incentive Bonus Plan Levels as % of Base Salary
Name	2017 Base Salary	80% of Target(1)	90% of Target	100% of Target	150% of Target(2)
Curtis W. Stoelting	$571,000	30%	60%	90%	150%
Peter R. Armbruster	$332,000	25%	42.5%	60%	110%
Patrick K. McKay	$260,000	12.5%	25%	40%	90%
Grant M. Crawford(3)	$319,000	12.5%	25%	40%	90%

(1)
Represents the annual incentive bonus award (expressed as a percentage of 2017 base salary) that the named executive officer is eligible to receive if we achieve 80% of the company-wide EBIT target. No bonus awards will be payable if our actual EBIT is less than 80% of the target level.

(2) Represents the maximum potential bonus award.
(3) 65% of Mr. Crawford's 2017 annual incentive bonus opportunity will be based on achieving at least 80% of the company-wide EBIT target using 65% of the percentages set forth in the table above. 35% of Mr. Crawford's 2017 annual incentive bonus opportunity was based on achieving at least 80% of the EBIT target for our Roadrunner Freight business unit using 35% of the percentages set forth in the table above. In June 2017, Mr. Crawford's employment as the president of our Roadrunner Freight business unit was terminated.
Long-Term Incentives. We believe that providing long-term incentive compensation opportunities in the form of equity awards as a significant portion of our executive officers' total compensation packages aligns their interests with the interests of our stockholders and with our long-term success. By compensating our executive officers with our equity, they receive a stake in our company's financial future, and the gains realized in the long term depend on their ability to drive our financial performance. Equity awards are also a useful vehicle for attracting and retaining executive talent in a competitive market.
Our compensation committee develops its equity award decisions based on its judgment as to whether the total compensation packages provided to our executive officers, including prior equity awards and the level of outstanding vested and unvested equity awards then held by each executive officer, are sufficient to retain, motivate, and adequately reward them. In addition, our compensation committee considers the accounting costs that will be reflected in our financial statements when establishing the form of equity to be granted and the size of the awards as well as the potential dilution associated with the equity awards.
We grant equity awards under our 2010 Plan, which was adopted by our board of directors and approved by our stockholders and permits the grant of stock options, stock appreciation rights, restricted shares, RSUs, performance shares, and other stock-based awards to our officers, directors, employees, and consultants.
Our compensation committee may adjust the mix of equity award types or approve different awards as part of future long-term incentive awards. Awards made in connection with a new, extended, or expanded employment relationship may involve a different mix of PRSUs, time-based RSUs, stock options, or other equity-related awards depending on our compensation committee’s assessment of the total compensation package being offered.
Stock Options. Stock options represent the right to purchase shares of our common stock at a specified exercise price for a specified period of time. The stock options vest and become exercisable in installments as determined by our compensation committee. Although our long-term equity incentives have in recent years consisted primarily of PRSUs and RSUs, we continue to grant stock options to certain of our executive officers on a selective basis. As described more fully below, in January 2016 our compensation committee granted time-based stock options to Messrs. Stoelting and DiBlasi and in 2017 our compensation committee granted time-based stock options to Messrs. Stoelting, Gettle, and Cousins.
Restricted Stock Unit Awards. RSUs represent the right to receive one share of our common stock for each RSU upon the settlement date, which is the date on which certain conditions, such as continued employment with us for a pre-established period of time, are satisfied. RSU awards reflect both increases and decreases in the market prices of our common stock from the grant-date market prices and thus tie compensation more closely to changes in stockholder value at all levels compared to stock options, whose intrinsic value changes only when the market price of our common stock increases above the exercise price. RSUs also have retention value even during periods in which the market price of our common stock does not appreciate, which supports continuity in the senior management team. In addition, RSUs allow our compensation committee to deliver equivalent value with use of fewer authorized shares than stock option awards.
Shares of our stock are issued to RSU holders as the awards vest. The vesting schedule for RSUs granted to our executive officers and other employees provides that each award vests in four equal annual installments. Recipients of RSU awards generally must remain employed by us on a continuous basis through the end of the relevant vesting period in order to receive any shares of our common stock covered by that award, except that recipients may be entitled to accelerated delivery of a portion of their unvested

RSUs in the case of the recipient's death or disability, or upon a change in control of our company. In 2016, our compensation committee granted time-based RSUs as a portion of the annual equity awards to eligible employees, including our executive officers other than Messrs. DiBlasi and Stoelting. In 2017, our compensation committee granted time-based RSUs to all of our then executive officers except Mr. DiBlasi.
Performance RSU Awards. In 2015, our compensation committee added a performance-based element to our long-term incentive compensation program (referred to as the PRSU Program) in order to strengthen the alignment of pay-for-performance. Under the PRSU Program, PRSUs were granted to eligible employees, including our executive officers, in 2016 (other than to Messrs. DiBlasi and Stoelting and in 2017 (other than to Mr. DiBlasi). PRSU awards are intended to reward recipients to the extent we achieve specific pre-established financial performance goals.
Under the PRSU Program, a target number of PRSUs are awarded at the beginning of each one-year performance period. Under the PRSU Program, financial performance goals are set at the beginning of each year, and performance is reviewed at the end of that year. The number of PRSUs ultimately earned will range from zero to 1.5 times the target number depending on our performance during the period. Each PRSU is equal in value to one share of our common stock, and the PRSUs earned vest in four equal installments of 25% on the date our compensation committee certifies the performance results and on March 1 of each of the next three succeeding years. Recipients of PRSU awards generally must remain employed by us on a continuous basis through the end of the relevant vesting period in order to receive any shares of our common stock covered by the PRSU award, except that recipients may be entitled to accelerated delivery of a portion of unvested PRSUs in the case of the recipient’s death or disability, or upon a change in control.
2016 PRSU Program.Under our PRSU Program for 2016, our compensation committee selected company-wide EBITDA as the financial performance metric. The calculation of EBITDA excluded non-cash compensation expense attributable to the PRSU Program, acquisition transaction expenses, and the results of any acquisitions made during the year. The percentage to be applied to each recipient’s target number of PRSUs ranged from zero to 150%, based upon the level of EBITDA performance achieved:

•	If we did not achieve a minimum level of approximately 91.8% of the EBITDA performance target of $152.5 million for the year, the number of PRSUs earned would be zero.

•
If we achieved this minimum level of the EBITDA performance target for the year, a percentage (ranging on a sliding scale from 50% to 150%) would be applied to the recipient’s target number of PRSUs to determine the number of PRSUs earned.

•
If we achieved a maximum level of $165 million (approximately 108.2%) the EBITDA performance target of $152.5 million) or more for the year, the number of PRSUs earned would be 150% of the recipient’s target number of PRSUs.

Our adjusted EBITDA for the year ended December 31, 2016 did not meet the minimum performance level under the PRSU Program for 2016. Accordingly, none of the PRSUs awarded under the PRSU Program for 2016 were earned.
2017 PRSU Program. Under our PRSU Program for 2017, our compensation committee once again selected company-wide EBITDA as the financial performance metric. The calculation of EBITDA will exclude non-cash compensation expense attributable to the PRSU Program, acquisition transaction expenses, the results of any acquisitions that we make during the year, and all non-recurring changes approved by our compensation committee. The percentage to be applied to each recipient’s target number of PRSUs ranges from zero to 150%, based upon the extent to which the actual EBITDA following performance is achieved:

Percentage of Target EBITDA Achieved	Percentage of PRSUs Earned
Less Than 89.5%	—%
89.5%	50.0%
94.7%	75.0%
100.0%	100.0%
104.1%	125.0%
108.3% or more	150.0%
As soon as practicable following the end of 2017, our compensation committee will determine and certify whether the minimum financial performance level has been achieved, the level of attainment of the performance goal, and the number of PRSUs earned by each recipient of a PRSU award.
2016 Equity Awards. In February 2016, our compensation committee determined that the equity awards to be granted to our executive officers (other than Messrs. DiBlasi and Stoelting) would consist of a combination of time-based RSUs and PRSUs. In determining the time-based RSUs and target amounts of PRSUs, our compensation committee considered peer group and survey data, potential dilution, share “burn” rate relative to our company's outstanding stock, and compensation expense attributable to the awards. The following table sets forth the time-based RSUs and target number of PRSUs awarded to our named executive officers for 2016:

Name	Dollar Value of RSUs	Number of RSUs(1)	Target Dollar Value of PRSUs	Target Number of PRSUs(1)
Peter R. Armbruster	$75,000	9,644	$150,000	19,288
Patrick K. McKay	$75,000	9,644	$150,000	19,288
Grant M. Crawford	$50,000	6,429	$100,000	12,858

(1)
The number of RSUs and the target number of PRSUs awarded were calculated using a dollar value per share of $7.78, which was the 20-day trailing average closing sales price for our common stock as of February 4, 2016, the date our compensation committee was presented with the 2016 awards. Due to scheduling conflicts, the compensation committee did not grant the awards until February 12, 2016. On February 12, 2016, the closing sales price for our common stock was $11.14.

Our 2016 financial performance did not exceed the minimum financial performance level established under our 2016 PRSU Program and, accordingly, none of the PRSUs awarded under the PRSU Program for 2016 were earned.
In January 2016, in connection with our hiring and appointment of Mr. Stoelting as our president and chief operating officer, our compensation committee determined to grant stock options to Messrs. Stoelting and DiBlasi to provide appropriate long-term incentives. As a result of these stock option grants, the committee determined not to grant Messrs. Stoelting and DiBlasi any PRSUs or time-based RSUs in 2016.
Our compensation committee granted Mr. Stoelting (a) a seven-year non-qualified stock option to purchase 150,000 shares of our common stock with an exercise price equal to $7.11 per share (the fair market value of our common stock on the grant date), subject to vesting over five years, with 20% vesting on each annual anniversary of the grant date, and (b) a seven-year non-qualified stock option to purchase 150,000 shares of our common stock with an exercise price equal to $14.22 per share (two times the fair market value of our common stock on the grant date), subject to vesting over five years, with 20% vesting on each annual anniversary of the grant date.
Our compensation committee granted Mr. DiBlasi (a) a four-year non-qualified stock option to purchase 125,000 shares of our common stock with an exercise price equal to $7.11 per share (the fair market value of our common stock on the grant date), subject to vesting over three years, with one-third vesting on each annual anniversary of the grant date, and (b) a four-year non-qualified stock option to purchase 125,000 shares of our common stock with an exercise price equal to $14.22 per share (two times the fair market value of our common stock on the grant date), subject to vesting over three years, with one-third vesting on each annual anniversary of the grant date.
2017 Equity Awards. For 2017, our compensation committee determined that the equity awards to be granted to our executive officers would consist of a combination of time-based RSUs and PRSUs, as well as a time-based stock option for Messrs. Stoelting, Gettle, and Cousins. The following table sets forth the time-based RSUs and target number of PRSUs granted to our named executive officers (other than Mr. DiBlasi, who did not receive any equity awards in 2017) on February 28, 2017:

Name	Dollar Value of RSUs	Number of RSUs(1)	Target Dollar Value of PRSUs	Target Number of PRSUs(1)
Curtis W. Stoelting	$166,667	23,070	$333,333	46,139
Peter R. Armbruster	$75,000	10,381	$150,000	20,763
Patrick K. McKay	$75,000	10,381	$150,000	20,763
Grant M. Crawford	$50,000	6,921	$100,000	13,842
(1) The number of RSUs and the target number of PRSUs awarded were calculated using a dollar value per share of $7.22, which was the 20-day trailing average closing sales price for our common stock as of February 28, 2017, the date our compensation committee approved the 2017 awards. On February 28, 2017, the closing price for our common stock was $7.54.
For 2017, our compensation committee also granted a stock option to Mr. Stoelting to provide an additional long-term incentive. On February 28, 2017, the committee granted Mr. Stoelting a seven-year non-qualified stock option to purchase 167,000 shares of our common stock with an exercise price equal to $7.54 per share (the fair market value of our common stock on the grant date), subject to vesting over four years, with 25% vesting on each annual anniversary of the grant date.

Other Compensation Elements
Pension and Nonqualified Deferred Compensation. None of our executive officers participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us.
Other Compensation. All of our executive officers are eligible to participate in our employee benefit plans, including medical, dental, life insurance, and Section 401(k) plans. These plans are available to all of our employees and do not discriminate in favor of executive officers. It is generally our policy to not extend significant perquisites to our executive officers that are not broadly available to our other employees. In designing these compensation elements, we seek to provide an overall level of benefits that is competitive with that offered by companies in the markets in which we operate based upon our general understanding of industry practice. These benefits are not considered by our compensation committee in determining the compensation of our executive officers.
Employment Agreements. We generally do not maintain employment contracts with our executive officers or other employees. However, we have from time-to-time provided employment letter agreements to our executive officers. We also entered into employment agreements with Messrs. Stoelting and Gettle upon joining our company, which were subsequently amended and restated in connection with their April 30, 2017 appointments as our chief executive officer and chief operating officer, respectively. Those restated agreements, as well as our employment agreements with Messrs. Rogers, Hurst, and Paulson, each of whom was hired and appointed as an executive officer in 2017, are described below under “Executive Compensation - Employment and Other Agreements” below.
Severance Payments due Upon Termination of Employment and/or a Change in Control. We currently provide for the accelerated vesting of outstanding and unvested equity awards in connection with any “change in control” of our company. Our compensation committee believes that for our executive officers, accelerated vesting of equity awards in the event of a change in control is generally appropriate because in some change in control situations, equity of the target company is cancelled, making immediate acceleration necessary in order to preserve the value of the award. In addition, we rely primarily on equity awards to provide our executive officers with the opportunity to accumulate substantial resources to fund their retirement income, and our compensation committee believes that a change in control event is an appropriate liquidation point for awards designed for such purpose.
In addition, Messrs. Stoelting, Gettle, Rogers, Cousins, Hurst, and Paulson are, and Messrs. DiBlasi and Armbruster were, eligible to receive cash severance payments in certain circumstances related to involuntary terminations of employment. These payments are intended to provide a level of transition assistance in the event of an involuntary termination of employment. Our compensation committee believes these provisions are fair and reasonable based on its understanding of market practices among industry competitors and within the broader environment of similarly sized businesses.
We believe these post-employment severance payments and benefits are an essential element of our compensation package for our executive officers and assist us in recruiting and retaining talented individuals. In addition, we believe that it is more equitable to offer severance payments based on a standard formula determined as a multiple of base pay because severance often serves as a bridge when employment is involuntarily terminated, and should therefore not be affected by other, longer-term compensation arrangements. As a result, other compensation decisions are not generally based on the existence of this severance protection. For a detailed description of the post-employment compensation of our named executive officers, see “Potential Payments Upon Termination of Employment or Change in Control” below.
Prohibitions on Hedging and Pledging of Shares. Among other things, our insider trading policy prohibits our executive officers from engaging in put, call, derivative, or short sale transactions, as well as pledging our securities as collateral for a loan.
Stock Ownership Guidelines. We do not currently maintain stock ownership guidelines for our executive officers.
Compensation Recovery (“Clawback”) Policy. We do not currently maintain a formal compensation recovery “clawback” policy or practice regarding the adjustment or recovery of awards or payments if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment. However, in connection with the adoption of rules under the Dodd-Frank Act, our compensation committee expects that in the future it will establish mechanisms to recover incentive compensation in the event of a financial restatement or similar event.
Approval Process for Equity Awards
Our executive officers and other employees receive long-term equity awards pursuant to the terms of the 2010 Plan. Our compensation committee administers the 2010 Plan and establishes the rules for all awards granted thereunder, including grant guidelines, vesting schedules, and other provisions. Our compensation committee reviews these rules from time to time and considers, among other things, the interests of our stockholders, market conditions, information provided by the compensation committee's compensation consultant and our legal advisor, performance objectives, and recommendations made by our chief executive officer.

Our compensation committee reviews awards for all employees. Our compensation committee has established a process in which it reviews the recommendations of our chief executive officer for our executive officers (other than himself) and other employees, modifies the proposed grants in certain circumstances, and approves the awards effective as of the date of its approval.
We have no practice of timing the grant of equity awards to coordinate with the release of material non-public information, and we have not timed the release of material non-public information for the purpose of affecting the value of named executive officer compensation. In addition, our practice of calculating the number of shares of our common stock subject to equity awards based on the 20-day trailing average closing sale price of our common stock mitigates the effects of both our stock price volatility and the impact of grant timing.
In August 2013, our compensation committee created an employee RSU committee and appointed Mr. DiBlasi as the committee’s sole member. In August 2017, Mr. Stoelting replaced Mr. DiBlasi as the committee’s sole member. The employee RSU committee has the authority to grant RSUs pursuant to the 2010 Plan solely to newly hired non-executive officer employees of our company (other than “Covered Employees” as defined in the 2010 Plan) as follows:

•	the specified dollar value of any individual award of RSUs by the committee shall not exceed $50,000;

•
the specific number of RSUs to be granted by the committee shall be calculated using the 20-day trailing average closing sales price for our common stock on the NYSE during the 20 trading days immediately prior to the grant date;

•	all awards of RSUs by the committee shall have standard terms, including vesting; and

•	the committee shall promptly following the end of each calendar quarter provide our compensation committee with a report regarding the grants made by the committee during the prior quarter.
In August 2013, our compensation committee provided that the aggregate dollar value of all awards of RSUs to be granted by the employee RSU committee could not exceed $250,000. In February 2016, our compensation committee authorized an additional $250,000 aggregate dollar value of awards of RSUs to be granted by the employee RSU committee, subject to the conditions specified above.
Impact of Tax and Accounting
As a general matter, our compensation committee takes into account the various tax and accounting implications of the compensation vehicles employed by us. While structuring compensation programs to result in more favorable tax and financial reporting treatment is a general objective, our compensation committee balances this goal with other business needs that may be inconsistent with obtaining the most favorable tax and accounting treatment for each component of compensation.
Deductibility. Section 162(m) of the Code does not permit publicly traded companies to take income tax deductions for compensation paid to our chief executive officer and certain other executive officers to the extent that his or her compensation exceeds $1 million in any taxable year and does not otherwise qualify as performance-based compensation. The 2010 Plan is structured so that the compensation deemed paid to an executive officer in connection with annual bonuses paid under our annual incentive bonus plan and PRSUs granted under the 2010 Plan should qualify as performance-based compensation not subject to the $1 million limitation. Our time-based RSUs are not considered performance-based compensation for purposes of Section 162(m) because they vest over time rather than based on the achievement of performance goals. Accordingly, compensation related to those RSUs held by our executive officers subject to Section 162(m) may not be fully deductible (depending on the value of our stock and the amount of other nonperformance-based compensation an officer has during the year in which any portion of the RSU vests).
Our compensation committee will continue to consider steps that might be in our best interests to comply with Section 162(m) of the Code, including the impact from the Tax Cuts and Jobs Act signed into law on December 22, 2017. However, in establishing the cash and equity incentive compensation programs for our executive officers, our compensation committee believes that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole or primary factor. Our compensation committee believes that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to our financial success, even if all or part of that compensation may not be deductible by reason of the limitations of Section 162(m) of the Code.
Additional Tax Implications. Section 409A of the Code imposes additional income taxes on executive officers and others for certain types of deferred compensation that do not comply with Section 409A. We attempt, in good faith, to structure compensation so that it either conforms with the requirements of or qualifies for an exception under Section 409A and will consider any changes resulting from the Tax Cuts and Jobs Act signed into law on December 22, 2017. Sections 280G and 4999 of the Code impose an excise tax on payments to executive officers who hold significant equity interests and certain other service providers of payments and benefits received in connection with a change in control of our company that exceed the levels specified in the Section 280G rules. Our executive officers may receive the amounts shown in the section entitled “Executive Compensation-Potential Payments Upon Termination or Change in Control” as change of control payments and benefits that could trigger this excise tax. We do not offer our executive officers, as part of their change of control benefits, any gross ups or other payments related to this excise tax under Section 4999 of the Code.
Accounting Considerations. When determining the size of long-term incentive awards to our executive officers and employees, our compensation committee examines the accounting cost associated with such awards. Under Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718, “Compensation - Stock Compensation,” grants of stock options, PRSUs, and RSUs result in an accounting charge for us equal to the grant date fair value of those securities. For stock options, the accounting cost is calculated using the Black Scholes option pricing model. The cost is then amortized over the requisite vesting period. For time-based RSUs, the accounting cost is generally equal to the fair market value of the underlying shares of common stock on the date of the award. The cost is then amortized over the requisite service period. For PRSUs, the accounting cost is generally equal to the fair market value of the underlying shares of common stock on the date of the award that are expected to vest under the performance criteria. Adjustments to the accounting cost are made each quarter based on re-evaluations of expected vesting under the performance criteria.
Compensation Committee Interlocks and Insider Participation
In 2016, Messrs. Urkiel, Doerr, and Staley served as members of our compensation committee. During such fiscal year, none of these individuals had any relationship requiring disclosure under Item 404 of Regulation S-K.
None of Messrs. Urkiel, Doerr, or Staley has, at any time, been an officer or employee of our company. During 2016, none of our executive officers served on the compensation committee or board of directors of any entity whose executive officers serve as a member of our board of directors or compensation committee.

Compensation Committee Report
Our compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K. Based on such review and discussion, the compensation committee recommended to our board of directors, and our board of directors approved, that our Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2016 for filing with the SEC.
William S. Urkiel, Chairman
Scott L. Dobak
Christopher L. Doerr
James D. Staley
Michael P. Ward
Fiscal Year 2016 Summary Compensation Table
The following table sets forth compensation information for our named executive officers.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation(4)	Total
Mark A. DiBlasi	2016	$537,154	$—	$405,300	$—	$9,138	$951,592
Former Chief Executive Officer and President(5)	2015	$543,885	$661,534	$—	$—	$8,754	$1,214,173
	2014	$498,846	$370,718	$—	$163,368	$4,384	$1,037,316

Peter R. Armbruster	2016	$331,462	$322,302		$—	$8,724	$662,488
Former Chief Financial Officer, Treasurer, and Secretary(6)	2015	$335,192	$441,040		$—	$8,754	$784,986
	2014	$306,154	$231,704		$82,600	$4,370	$624,828

Curtis W. Stoelting	2016	$432,692	$—	$595,600	$—	$4,749	$1,033,041
Chief Executive Officer(7)

Patrick K. McKay	2016	$315,846	$322,302	$—	$—	$8,220	$646,368
Senior Vice President - Enterprise Fleet Services(8)	2015	$286,692	$385,897	$—	$—	$8,230	$680,819
	2014	$254,185	$162,186	$—	$86,364	$3,880	$506,615

Grant M. Crawford	2016	$318,462	$214,857	$—	$—	$270	$533,589
Former President - Roadrunner Freight(9)	2015	$322,154	$330,780	$—	$—	$7,437	$660,371

(1)
Amounts reflect the grant date fair value of stock awards. The grant date fair value is calculated in accordance with ASC Topic 718, “Compensation - Stock Compensation.” The fair value of time-vest RSUs is based on the closing market price of our common stock on the date of grant. The fair value of PRSUs is based on the closing market price of our common stock on the date of grant and was calculated based on the probable achievement of the performance goals as determined at the date of grant, which was determined to be the target level of performance. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 8 to our 2016 consolidated financial statements included in this Form 10-K. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers with respect to these awards.

The table below reflects the target number of PRSUs granted under the PRSU Program to our named executive officers (other than Messrs. DiBlasi and Stoelting) for 2016, the grant date fair value of the target PRSUs reflected in the table above for fiscal 2016, and the actual number of PRSUs earned under the PRSU Program for 2016. Since our financial performance did not meet the threshold financial performance level under the PRSU Program for 2016, none of the PRSUs awarded under the PRSU Program for 2016, including to our named executive officers, were earned. See “Compensation Discussion and Analysis - Individual Executive Officer Compensation - Equity Awards - Performance RSUs”.

	Target Number of PRSUs	Probable Grant Date Fair Value	Number of Earned PRSUs
Peter R. Armbruster	19,288	$214,868	—
Patrick K. McKay	19,288	$214,868	—
Grant M. Crawford	12,858	$143,238	—
(2) Amounts reflect the grant date fair value of option awards. The grant date fair value is calculated in accordance with ASC Topic 718, “Compensation - Stock Compensation.” For a discussion of valuation assumptions, see Note 8 to our 2016 consolidated financial statements included in this Form 10-K. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers with respect to these awards.
(3) Amounts for fiscal 2016 and 2015 reflect that we did not meet the threshold level of financial performance under our 2016 and 2015 cash incentive plans; accordingly, our named executive officers did not receive any payout under those plans. Amounts in this column for fiscal 2014 represent the amounts earned and payable under our 2014 cash incentive plan, which were earned in fiscal 2014 but not paid until the second quarter of fiscal 2015. For a description of our 2016 cash incentive plan, see “Compensation Discussion and Analysis - Individual Executive Officer Compensation - Annual Cash Incentive Plan - 2016 Cash Incentive Plan.” 100% of the bonus potential under our 2014 cash incentive plan for Mr. McKay was based on achieving at least 80% of the EBIT target for our truckload logistics business unit.

(4)
Amounts for 2014, 2015, and 2016 reflect matching contributions under our 401(k) plan and a gross-up tax reimbursement to cover taxes on term life insurance premiums computed in accordance with Internal Revenue Service guidelines. Our executive officers participate in our medical and disability insurance plans in the same manner as our other employees and do not receive any perquisites.

(5)
Mr. DiBlasi served as our Chief Executive Officer from January 2006 until April 2017 and as our President from January 2006 to January 2016. Mr. DiBlasi's employment was terminated effective April 30, 2017.

(6)	Mr. Armbruster served as our Chief Financial Officer, Treasurer, and Secretary from December 2005 until March 2017. Mr Armbruster's employment was terminated effective March 29, 2017.

(7)
Mr. Stoelting was appointed our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer in April 2017. Mr. Stoelting previously served as our President and Chief Operating Officer from January 2016 until April 2017.

(8)
Mr. McKay was appointed our Senior Vice President - Enterprise Fleet Services in February 2017. Mr McKay previously served as our President - Truckload Logistics from July 2014 until February 2017 and our President - Truckload Services from March 2012 to July 2014.

(9)	Mr. Crawford's employment as our President - Roadrunner Freight was terminated in June 2017.
Employment and Other Agreements
Historically, we did not have written employment agreements with our executive officers. We have, however, provided employment letter agreements to our executive officers, which provided them with the right to participate in our incentive compensation plans and the right to participate in all insurance, retirement, and other fringe benefit plans as may from time to time be provided to our executives. The employment letter agreements with Messrs. DiBlasi, Armbruster, and Cousins also contain severance benefits. Recently, however, we have entered into employment agreements with certain of our new executive officers, which are described below. For a discussion of the severance benefits provided to our named executive officers, see “Executive Compensation - Potential Payments Upon Termination or Change of Control.”
On April 30, 2017, in connection with our appointment of Mr. Stoelting as our Chief Executive Officer, we entered into a second amended and restated employment agreement with Mr. Stoelting. Pursuant to the terms of the employment agreement, Mr. Stoelting will receive an annual base salary of $571,000. Mr. Stoelting is also eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our employee benefit programs. The employment agreement provides that, in the event we terminate Mr. Stoelting’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Stoelting terminates his employment for “good reason” (as such term is defined in the employment agreement), we will continue to pay Mr. Stoelting his base salary for the 18-month period following the date of such termination, and we will pay Mr. Stoelting a lump sum amount equal to 18 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for an 18-month period. If, however, we terminate Mr. Stoelting’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Stoelting terminates his employment for “good reason” (as such term is defined in the employment agreement) during the two year period immediately following a “change in control” (as such term is defined in the 2010 Plan), then in lieu of the payments described in the preceding sentence, we will continue to pay Mr. Stoelting his base salary for the 24-month period following the date of such termination, we will pay Mr. Stoelting a lump sum amount equal to two times Mr. Stoelting’s bonus, based on the target established under our bonus plan, payable during the year in which the termination of employment occurs, and we will pay Mr. Stoelting a lump sum amount equal to 24 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for an 24-month period. Mr. Stoelting must execute a general release in order to receive any severance benefits.
On April 30, 2017, in connection with our appointment of Mr. Gettle as our President and Chief Operating Officer, we entered into a second amended and restated employment agreement with Mr. Gettle. Pursuant to the terms of the employment agreement, Mr. Gettle will receive an annual base salary of $571,000. Mr. Gettle is also eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our employee benefit programs. The employment agreement provides that, in the event we terminate Mr. Gettle’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Gettle terminates his employment for “good reason” (as such term is defined in the employment agreement), we will continue to pay Mr. Gettle his base salary for the 18-month period following the date of such termination, and we will pay Mr. Gettle a lump sum amount equal to 18 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for an 18-month period. If, however, we terminate Mr. Gettle’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Gettle terminates his employment for “good reason” (as such term is defined in the employment agreement) during the two year period immediately following a “change in control” (as such term is defined in the 2010 Plan), then in lieu of the payments described in the preceding sentence, we will continue to pay Mr. Gettle his base salary for the 24-month period following the date of such termination, we will pay Mr. Gettle a lump sum amount equal to two times Mr. Gettle’s bonus, based on the target established under our bonus plan, payable during the year in which the termination of employment occurs, and we will pay Mr. Gettle a lump sum amount equal to 24 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for an 24-month period. Mr. Gettle must execute a general release in order to receive any severance benefits.
On May 22, 2017, in connection with our appointment of Mr. Rogers as our Executive Vice President and Chief Financial Officer, we entered into an employment agreement with Mr. Rogers. Pursuant to the terms of the employment agreement, Mr. Rogers will receive an annual base salary of $400,000. Mr. Rogers is also eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our employee benefit programs. The employment agreement provides that, in the event we terminate Mr. Rogers’ employment without “cause” (as such term is defined in the employment agreement) or Mr. Rogers terminates his employment for “good reason” (as such term is defined in the employment agreement), we will continue to pay Mr. Rogers his base salary for the 12-month period following the date of such termination, and we will pay Mr. Rogers a lump sum amount equal to 12 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for a 12-month period. If, however, we terminate Mr. Rogers’ employment without “cause” (as such term is defined in the employment agreement) or Mr. Rogers terminates his employment for “good reason” (as such term is defined in the employment agreement) during the two year period immediately following a “change in control” (as such term is defined in the 2010 Plan), then in lieu of the payments described in the preceding sentence, we will continue to pay Mr. Rogers his base salary for the 18-month period following the date of such termination, we will pay Mr. Rogers a lump sum amount equal to one and one-half times Mr. Rogers’ bonus, based on the target established under our bonus plan, payable during the year in which the termination of employment occurs, and we will pay Mr. Rogers a lump sum amount equal to 18 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for an 18-month period. Mr. Rogers must execute a general release in order to receive any severance benefits.
On July 31, 2017, in connection with our appointment of Mr. Hurst as our President - Roadrunner Freight, we entered into an employment agreement with Mr. Hurst. Pursuant to the terms of the employment agreement, Mr. Hurst will receive an annual base salary of $295,000. Mr. Hurst is also eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our employee benefit programs. The employment agreement provides that, in the event we terminate Mr. Hurst’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Hurst terminates his employment for “good reason” (as such term is defined in the employment agreement), we will continue to pay Mr. Hurst his base salary for the 12-month period following the date of such termination, and we will pay Mr. Hurst a lump sum amount equal to 12 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for a 12-month period. Mr. Hurst must execute a general release in order to receive any severance benefits.
On October 4, 2017, in connection with our appointment of Mr. Paulson as our Senior Vice President - Human Resources, we entered into an employment agreement with Mr. Paulson. Pursuant to the terms of the employment agreement, Mr. Paulson will receive an annual base salary of $200,000. Mr. Paulson is also eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our employee benefit programs. The employment agreement provides that, in the event we terminate Mr. Paulson’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Paulson terminates his employment for “good reason” (as such term is defined in the employment agreement), we will continue to pay Mr. Paulson his base salary for the nine-month period following the date of such termination, and we will pay Mr. Paulson a lump sum amount equal to nine times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for a nine-month period. Mr. Paulson must execute a general release in order to receive any severance benefits.

Fiscal Year 2016 Grants of Plan-Based Awards
The following table provides information with respect to grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3)	All Other Option Awards: Number of Securities Underlying Options	Exercise of Base Price Option Awards	Grant Date Fair Value of Awards(4)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Mark A. DiBlasi(5)		$161,400	$430,400	$807,000
	1/18/2016								125,000(6)	$7.11	$291,966
	1/18/2016								125,000(6)	$14.22	$113,334
Peter R. Armbruster(7)		$83,000	$199,200	$365,200
	2/12/2016				9,644	19,288	28,931				$214,868
	2/12/2016							9,644			$107,434
Curtis W. Stoelting		$135,000	$360,000	$675,000
	1/18/2016								150,000(8)	$7.11	$406,358
	1/18/2016								150,000(8)	$14.22	$189,242
Patrick K. McKay		$39,875	$127,600	$287,100
	2/12/2016				9,644	19,288	28,931				$214,868
	2/12/2016							9,644			$107,434
Grant M. Crawford(9)		$39,875	$127,600	$287,100
	2/12/2016				6,429	12,858	19,288				$143,238
	2/12/2016							6,429			$71,619

(1)
Amounts reflect the threshold, target and maximum amounts that could have been paid to the named executive officer under our 2016 cash incentive plan. For fiscal 2016, we did not meet the threshold level of financial performance under our 2016 cash incentive plan; accordingly, our named executive officers did not receive any payout under that plan. For a description of our 2016 cash incentive plan, see “Compensation Discussion and Analysis - Individual Executive Officer Compensation - Annual Cash Incentive Plan - 2016 Cash Incentive Plan.”

(2)
Amounts reflect the threshold, target, and maximum number of shares of our common stock subject to PRSUs granted to our named executive officers under the PRSU Program for 2016. Our financial performance did not exceed the threshold financial performance level under the PRSU Program for 2016. Accordingly, none of the PRSUs awarded under the PRSU Program for 2016, including to our named executive officers, were earned. See “Compensation Discussion and Analysis - Individual Executive Officer Compensation - Equity Awards - 2016 Equity Awards.”

(3)	Such RSUs vest 25% on each of March 1, 2017, 2018, 2019, and 2020.

(4)
Amounts reflect the grant date fair value of stock and option awards. The grant date fair value is calculated in accordance with ASC Topic 718, “Compensation - Stock Compensation.” See footnotes 1 and 2 of the Fiscal Year 2016 Summary Compensation Table above.

(5)
Mr. DiBlasi served as our Chief Executive Officer from January 2006 until April 2017 and as our President from January 2006 to January 2016. Mr. DiBlasi’s employment was terminated effective April 30, 2017.

(6)	One-third of the total number of shares underlying this stock option vest on each of January 18, 2017, 2018, and 2019.

(7)	Mr. Armbruster served as our Chief Financial Officer, Treasurer, and Secretary from December 2005 until March 2017. Mr. Armbruster’s employment was terminated effective March 29, 2017.

(8)	20% of the total number of shares underlying this stock option vest on each of January 18, 2017, 2018, 2019, 2020, and 2021.

(9)	Mr. Crawford’s employment as our President - Roadrunner Freight was terminated in June 2017.

Outstanding Equity Awards at Fiscal Year-End 2016
The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2016.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested(1)
Name	Exercisable	Unexercisable
Mark A. DiBlasi(2)	59,726	—	$13.39	3/15/2017
	—	125,000 (3)	$7.11	1/18/2020
	—	125,000 (3)	$14.22	1/18/2020
					4,563(4)	$47,410
					8,328(5)	$86,528
Peter R. Armbruster(6)					2,676(4)	$27,804
					5,205(5)	$50,469
					9,644(7)	$100,201
Curtis W. Stoelting	—	150,000 (8)	$7.11	1/18/2023
	—	150,000 (8)	$14.22	1/18/2023
Patrick K. McKay					2,131(4)	$22,141
					3,644(5)	$37,861
					9,644(7)	$100,201
Grant M. Crawford(9)					2,770(10)	$28,780
					6,429(7)	$66,797
(1) Based on the closing price of our common stock on December 31, 2016.
(2) Mr. DiBlasi served as our Chief Executive Officer from January 2006 until April 2017 and as our President from January 2006 to January 2016. Mr. DiBlasi's employment was terminated effective April 30, 2017.
(3) One-third of the total number of shares underlying this stock option vest on each of January 18, 2017, 2018, and 2019.

(4)	Such RSUs vest 25% on each of March 1, 2014, 2015, 2016, and 2017.

(5)	Such RSUs vest 25% on each of March 1, 2015, 2016, 2017, and 2018.
(6) Mr. Armbruster served as our Chief Financial Officer, Treasurer, and Secretary from December 2005 until March 2017. Mr. Armbruster's employment was terminated effective March 29, 2017.

(7)	Such RSUs vest 25% on each of March 1, 2017, 2018, 2019, and 2020.

(8)	20% of the total number of shares underlying this stock option vest on each of January 18, 2017, 2018, 2019, 2020, and 2021.

(9)	Mr. Crawford's employment as our President - Roadrunner Freight was terminated in June 2017.

(10)	Such RSUs vest 25% on each of June 23, 2015, 2016, 2017, and 2018.
Option Exercises and Stock Vested in Fiscal Year 2016
The following table sets forth information concerning the value realized by each of our named executive officers upon the exercise of stock options and the vesting of stock awards during 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Mark A. DiBlasi			12,204	$144,495
Peter R. Armbruster			7,095	$84,005
Curtis W. Stoelting			—	$—
Patrick K. McKay			4,817	$56,695
Grant M. Crawford			1,385	$10,969
(1) The value realized equals the fair market value of our common stock on the date of vesting multiplied by the number of shares released on vest date.

Pension Benefits
We do not offer any defined benefit pension plans for any of our employees. We have a 401(k) plan in which our employees may participate. In 2016, no discretionary contributions to our 401(k) plan were made on behalf of our executive officers.
Nonqualified Deferred Compensation and Retirement Plans
We do not offer any deferred compensation plans, defined benefit pension plans, or supplemental retirement plans for our executive officers.
401(k) Plan
We sponsor a defined contribution profit sharing plan for our full-time employees, which is intended to qualify as a tax qualified plan under Section 401 of the Code. The plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to the statutory limit. The plan permits us to make discretionary contributions of up to an additional 50% of each participant’s contributions not to exceed 4% of his or her pre-tax compensation, up to the statutory limit, which generally vest over three years. We match 50% of each participant’s contributions up to the first 6% contributed.
Potential Payments Upon Termination or Change in Control
As described above, the employment agreements with Messrs. Stoelting, Gettle, Rogers, Hurst, and Paulson provide for severance benefits upon certain terminations of employment, including following a change in control. See “Employment and Other Agreements.” In addition, the employment letter agreements with Messrs. DiBlasi and Armbruster provide for severance benefits upon certain terminations of employment. Pursuant to the employment letters, if Messrs. DiBlasi and Armbruster (i) is terminated for any reason other than for cause, (ii) terminates his employment voluntarily for good reason, or (iii) is terminated without cause during the one-year period following a change of control, he is entitled to receive his current base salary for a period of 12 months in accordance with our normal payroll practices and will be eligible to receive all benefits under all benefit plans and programs provided by us (including medical and group life plans and programs) for the same period. Our obligation to pay severance benefits is subject to Messrs. DiBlasi’s or Armbruster’s compliance with any confidentiality, non-competition, and non-solicitation agreements with us, as well as Messrs. DiBlasi’s or Armbruster’s execution and delivery to us of a release. The definitions of “change of control,” “cause,” and “good reason” and the descriptions of the payments and benefits can be found in the employment letter agreements, which we have filed with the SEC. Further, the employment letter agreement with Mr. Cousins provides for severance benefits upon certain terminations of employment. Pursuant to the employment letter, if Mr. Cousins (i) is terminated for any reason other than for cause or (ii) is terminated because of a change of control, he is entitled to receive a severance payment equal to 12 months of his base pay. Our obligation to pay severance benefits is subject to Mr. Cousins’ execution and delivery to us of a release. The arrangements reflected in these agreements are designed to encourage the officers' full attention and dedication to our company currently and, in the event of termination following a change of control, provide these officers with individual financial security.
In addition, in the event of a change in control (as defined in the 2010 Plan), all outstanding and unvested stock options, RSUs, and earned PRSUs, as well as the target number of PRSUs if the change in control occurs before the “Performance Determination Date” (as defined in the PRSU Award Agreement, a form of which has been filed with the SEC) with respect to such PRSUs, including those held by our named executive officers, will immediately vest as of the date of the change in control.
The tables below provide certain information regarding potential payments and other benefits that would be payable to our named executive officers upon any termination of employment or a change of control of our company. The tables below assume that the termination or change of control event occurred on December 31, 2016.
Mark A. DiBlasi

Executive Benefits	Termination without Cause or for Good Reason	Termination without Cause within 12 Months Following a Change of Control	Change in Control
Cash-based Severance	$538,000	$538,000	$—
Health and Welfare Benefits	$15,256	$15,256	$—
Equity Treatment	$—	$—	$543,937	(1)
(1) The amounts shown represent the market value of unvested stock options and RSUs that would become fully vested upon a change in control and is based on the closing price of our common stock on December 31, 2016.

Peter R. Armbruster

Executive Benefits	Termination without Cause or for Good Reason	Termination without Cause within 12 Months Following a Change of Control	Change in Control
Cash-based Severance	$332,000	$332,000	$—
Health and Welfare Benefits	$15,256	$15,256	$—
Equity Treatment	$—	$—	$382,487	(1)
(1) The amounts shown represent the market value of unvested RSUs and the target number of PRSUs granted during 2016 that would become fully vested upon a change in control and is based on the closing price of our common stock on December 31, 2016.
Curtis W. Stoelting(1)

Executive Benefits	Termination without Cause or for Good Reason	Termination without Cause within 24 Months Following a Change of Control	Change in Control
Cash-based Severance	$675,000	$900,000	$900,000
Health and Welfare Benefits	$728	$728	$—
Bonus	$—	$—	$720,000
Equity Treatment	$—	$—	$492,000	(2)
(1) Based on the second amended and restated employment agreement that we entered into with Mr. Stoelting on April 30, 2017.
(2) The amounts shown represent the market value of unvested stock options that would become fully vested upon a change in control and is based on the closing price of our common stock on December 31, 2016.
Patrick K. McKay

Executive Benefits	Change in Control
Equity Treatment	$360,606	(1)
(1) The amounts shown represent the market value of unvested RSUs and the target number of PRSUs granted during 2016 that would become fully vested upon a change in control and is based on the closing price of our common stock on December 31, 2016.
Grant M. Crawford

Executive Benefits	Change in Control
Equity Treatment	$229,173	(1)
(1) The amounts shown represent the market value of unvested RSUs and the target number of PRSUs granted during 2016 that would become fully vested upon a change in control and is based on the closing price of our common stock on December 31, 2016.
Director Compensation
We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the amount of time that directors spend fulfilling their duties as a director, including committee assignments.
We seek to provide director compensation packages that are customary for boards of directors for similarly situated companies. For fiscal 2016, we paid each independent director an annual cash retainer of $35,000, payable quarterly. Payments to directors are prorated for service provided for partial years. In addition, for fiscal 2016, the chairman of our audit committee received an annual cash retainer of $7,500, the chairman of our compensation committee received an annual cash retainer of $5,000, and the chairman of our nominating/corporate governance committee received an annual cash retainer of $3,000.
In February 2016, each of our independent directors received a grant of 7,072 RSUs having a value on the grant date of $55,000 based upon the 20-day trailing average closing sales price for our common stock as of the grant date. Each RSU is equal in value to one share of our common stock, and the RSUs vest 25% each year over four years. Each independent director generally must remain a member of our board of directors through the end of the relevant vesting period in order to receive any amount of the RSUs covered by that award, except that recipients may be entitled to accelerated delivery of a portion of unvested RSUs in the case of the recipient's death or disability, or upon a change in control.

We also reimburse each director for travel and related expenses incurred in connection with attendance at board and committee meetings.
Our non-independent directors are not compensated for service as directors.
Director Summary Compensation Table for Fiscal 2016
The following table sets forth the compensation earned by our independent directors in respect of their services as a director or committee chair during fiscal 2016.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Christopher L. Doerr	$35,000	$78,782	$113,782
John G. Kennedy, III	$35,000	$78,782	$113,782
Brian C. Murray	$42,500	$78,782	$121,282
James D. Staley	$38,000	$78,782	$116,782
William S. Urkiel	$40,000	$78,782	$118,782
Michael P. Ward(2)	$21,731	$78,782	$100,513

(1)
Amounts reflect the fair value of RSUs at the date of grant. The value is calculated in accordance with ASC Topic 718, “Compensation - Stock Compensation.” The fair value of an RSU is based on the closing market price of our common stock on the date of grant. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 8 to our 2016 consolidated financial statements included in this Form 10-K. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the directors with respect to these awards. The table below provides information with respect to the outstanding stock awards held by each of our independent directors as of December 31, 2016.

(2)	Mr. Ward was elected to our board of directors in February 2016.
The following table lists all outstanding stock awards held by our independent directors as of December 31, 2016:

Name	Stock Awards
Christopher L. Doerr	10,524
John G. Kennedy, III	10,524
Brian C. Murray	7,072
James D. Staley	10,524
William S. Urkiel	10,524
Michael P. Ward	7,072

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options, warrants, and rights under our incentive compensation plans as of December 31, 2016.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity Compensation Plans Approved by Stockholders	1,020,023	$12.34	1,228,594
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,020,023	$12.34	1,228,594

(1) Includes 274,764 shares issuable upon the vesting and delivery of RSUs granted under the 2010 Plan and 650,000 shares issuable upon the exercise of outstanding stock options granted under our 2010 Plan, and 95,259 shares issuable upon the exercise of outstanding stock options granted under our previously maintained key employee equity plan, which we have discontinued.
(2) The weighted average exercise price does not take into account the 274,764 shares issuable upon the vesting and delivery of outstanding RSUs.
(3) Under the 2010 Plan, we have reserved 2,500,000 shares of common stock for issuance pursuant to awards granted under such plan.
2010 Incentive Compensation Plan
The purpose of the 2010 Plan is to assist our company and our subsidiaries and other designated affiliates, which we refer to as Related Entities, in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to our company or our Related Entities by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The 2010 Plan is intended to qualify certain compensation awarded under the 2010 Plan for tax deductibility under Section 162(m) of the Code to the extent deemed appropriate by the plan administrator, described below.
Eligibility
Officers, directors, employees, and consultants of our company and our Related Entities, as determined by the plan administrator (described below), are eligible to participate in the 2010 Plan, which we refer to each as an Eligible Person.
Shares Available for Awards; Annual Per-Person Limitations
Subject to certain adjustments as described in the 2010 Plan, a total of 2,500,000 shares of our common stock were initially reserved for issuance as awards under the 2010 Plan. As of December 31, 2016, a total of 251,383 shares had been issued under the 2010 Plan, 1,020,023 shares were subject to outstanding awards under the 2010 Plan, and 1,228,594 shares were available for the future grant of awards under the 2010 Plan.
If any shares of our common stock subject to an award under the 2010 Plan are forfeited, repurchased by our company, expire, or otherwise terminate without issuance of such shares, or any award is settled for cash or otherwise does not result in the issuance of all or a portion of the shares subject to such award, the shares will, to the extent of such forfeiture, repurchase, expiration, termination, cash settlement, or non-issuance, again be available for awards under the 2010 Plan. In the event that any option or other award is exercised by the withholding of shares from the award by our company, or withholding tax liabilities arising from such option or other award are satisfied by the withholding of shares from the award by our company, then only the net number of shares actually issued to the participant, excluding the shares withheld, will be counted as issued for purposes of determining the maximum number of shares available for grant under the 2010 Plan.
The 2010 Plan imposes individual limitations on the amount of certain awards in part with the intention to comply with Section 162(m) of the Code. Under these limitations, for each fiscal year in which awards granted under the 2010 Plan are subject to the requirements of Section 162(m) of the Code, an Eligible Person may not be granted awards under the 2010 Plan under which more than 2,500,000 shares of our common stock could be received by the participant, subject to adjustment in certain circumstances. In addition, the maximum dollar value payable to any one participant with respect to a stock unit, the payment for which is conditioned upon the satisfaction of performance criteria, is $5,000,000 per each 12 month period in a performance period (pro-rated on a straight-line basis for any performance period that is greater than or less than 12 months in length).

Administration
Our board of directors has the authority to administer the 2010 Plan as the plan administrator. However, our board of directors has the authority to delegate its authority as plan administrator to one or more committees, including its compensation committee. Subject to the terms of the 2010 Plan, the plan administrator determines which of the Eligible Persons will be granted awards, when and how each award will be granted, what type or combination of types of awards will be granted, the provisions of each award granted (which need not be identical), including the time or times when a person will be permitted to receive shares or cash pursuant to an award, and the number of shares or amount of cash with respect to which an award will be granted to each such person. In addition, the plan administrator may construe, interpret, and make all determinations under the 2010 Plan and awards granted under it, and establish, amend, and revoke rules and regulations for the 2010 Plan’s administration. The plan administrator may, with the consent of any adversely affected participant, (i) reduce the exercise price of any outstanding award under the 2010 Plan, (ii) cancel any outstanding award and grant a new award and/or cash or other valuable consideration in substitution thereof, or (iii) perform any other action that is treated as a repricing under generally accepted accounting principles.
Stock Options and Stock Appreciation Rights
Each stock option and stock appreciation right award granted pursuant to the 2010 Plan must be set forth in an award agreement. The plan administrator determines the terms of the stock options and stock appreciation rights granted under the 2010 Plan, including the exercise price in the case of a stock option, the grant price in the case of a stock appreciation right, the vesting schedule, the maximum term of the stock option or stock appreciation right, and the period of time the stock option or stock appreciation right remains exercisable after the participant's termination of service. The exercise price of a stock option, however, may not be less than the fair market value of the stock on its grant date. All stock options granted under the 2010 Plan are nonstatutory stock options. Stock appreciation rights may be either freestanding or in tandem with other awards.
Restricted Stock Awards
Restricted stock awards must be granted pursuant to an award agreement. The plan administrator determines the terms of the restricted stock award, including the restrictions on transferability, risk of forfeiture and other restrictions, if any, for the restricted stock, and the vesting schedule, if any, for the restricted stock award. Except to the extent restricted under the terms of the 2010 Plan and any award agreement relating to the restricted stock award, a participant granted restricted stock will have all of the rights of a stockholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the plan administrator).
Stock Units
Stock unit awards must be granted pursuant to an award agreement. The plan administrator determines the terms of the stock unit award, including any restrictions (which may include a risk of forfeiture) as the plan administrator may impose, if any, which restrictions may lapse at the expiration of the time period or at earlier specified times (including based on achievement of performance goals and/or future service requirements), separately or in combination, in installments or otherwise, as the plan administrator may determine. A stock unit award may be satisfied by delivery of shares of common stock, cash equal to the fair market value of the specified number of shares of common stock covered by the stock unit award, or a combination thereof, as determined by the plan administrator at the date of grant or thereafter. Prior to satisfaction of an award of stock units, an award of stock units carries no voting or dividend or other rights associated with share ownership.
Bonus Stock and Awards in Lieu of Obligations
The plan administrator is authorized to grant shares of our common stock as a bonus, or to grant shares of our common stock or other awards in lieu of our obligations to pay cash or deliver other property under the 2010 Plan or under other plans or compensatory arrangements, subject to such terms as determined by the plan administrator and subject to certain limitations under the 2010 Plan.
Dividend Equivalents
The plan administrator is authorized to grant dividend equivalents to receive cash, shares of our common stock, other awards, or other property equal in value to dividends paid with respect to a specified number of shares of our common stock, or other periodic payments. Dividend equivalents may be awarded on a free-standing basis or in connection with another award. The terms of an award of dividend equivalents will be set forth in a written award agreement which will contain provisions determined by the plan administrator and not inconsistent with the 2010 Plan. The plan administrator may provide that dividend equivalents will be paid or distributed when accrued or will be deemed to have been reinvested in additional shares of our common stock, awards, or other investment vehicles, and subject to such restrictions on transferability and risks of forfeiture, as the plan administrator may specify.

Other Stock-Based Awards
The plan administrator is authorized, subject to limitations under applicable law, to grant such other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares of our common stock, as deemed by the plan administrator to be consistent with the purposes of the 2010 Plan, including, without limitation, convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of our common stock, purchase rights for shares of our common stock, awards with value and payment contingent upon our performance or any other factors designated by the plan administrator, and awards valued by reference to the book value of our common stock or the value of securities of or the performance of specified Related Entities or business units. The plan administrator will determine the terms and conditions of such awards, which will be set forth in a written award agreement. Cash awards, as an element of or supplement to any other award under the 2010 Plan, may also be granted under the 2010 Plan.
Performance Awards
Performance awards are payable in cash, shares of our common stock, other property, or other awards, on terms and conditions established by the plan administrator. The performance criteria to be achieved during any performance period and the length of the performance period will be determined by the plan administrator upon the grant of each performance award. Except as provided in the 2010 Plan or as may be provided in an award agreement, performance awards will be distributed only after the end of the relevant performance period.
If and to the extent that the plan administrator determines, at the time an award is granted to an Eligible Person who is, or is likely to be, as of the end of the tax year in which we would claim a tax deduction in connection with such award, a “covered employee,” the provisions of the 2010 Plan, which are intended to qualify such awards as “performance-based compensation” under Section 162(m) of the Code, will be applicable to such award. If and to the extent the foregoing provisions of the 2010 Plan are applicable to any award, one or more of the following business criteria for our company, on a consolidated basis, and/or for our Related Entities, or for business or geographical units of our company and/or our Related Entities (except with respect to the total stockholder return and earnings per share criteria), will be used by the plan administrator in establishing performance goals for performance awards intended to qualify as “performance-based compensation” under Section 162(m) of the Code: (1) earnings per share; (2) revenues or margins; (3) cash flow; (4) operating margin; (5) return on net assets, investment, capital, or equity; (6) economic value added; (7) direct contribution; (8) net income; pretax earnings; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; earnings after interest expense and before extraordinary or special items; operating income; income before interest income or expense, unusual items and income taxes, local, state or federal and excluding budgeted and actual bonuses which might be paid under any ongoing bonus plans of our company; (9) working capital; (10) management of fixed costs or variable costs; (11) identification or consummation of investment opportunities or completion of specified projects in accordance with corporate business plans, including strategic mergers, acquisitions or divestitures; (12) total stockholder return; and (13) debt reduction. Any of the above goals may be determined on an absolute or relative basis or as compared to the performance of a published or special index deemed applicable by the plan administrator including, but not limited to, the Standard & Poor’s 500 Stock Index or a group of companies that are comparable to our company. The plan administrator will exclude the impact of an event or occurrence which the plan administrator determines should appropriately be excluded, including without limitation (i) restructurings, discontinued operations, extraordinary items, and other unusual or non-recurring charges, (ii) an event either not directly related to the operations of our company or not within the reasonable control of our management, or (iii) a change in accounting standards required by generally accepted accounting principles. For awards granted to covered employees, the performance goals and the determination of their achievement will be made in accordance with Section 162(m) of the Code and the plan administrator may, in its discretion, reduce the amount of a settlement otherwise to be made in connection with such awards.
Other Terms of Awards
Awards granted under the 2010 Plan may, in the discretion of the plan administrator, be granted either alone or in addition to, in tandem with, or in substitution or exchange for, any other award or any award granted under another plan of our company, any Related Entity, or any business entity to be acquired by our company or a Related Entity, or any other right of a participant to receive payment from our company or any Related Entity. In addition, awards may be granted in lieu of cash compensation, including in lieu of cash amounts payable under other plans of our company or any Related Entity.
Subject to the terms of the 2010 Plan and any applicable award agreement, payments to be made by our company or a Related Entity upon the exercise of an option or other award or settlement of an award may be made in such forms as the plan administrator determines, including, without limitation, cash, other awards, or other property, and may be made in a single payment or transfer, in installments, or on a deferred basis. Except as may be prohibited by Section 409A of the Code, the settlement of any award may be accelerated in the discretion of the plan administrator or upon occurrence of one or more specified events. Installment or deferred payments may be required by the plan administrator (subject to certain provisions of the 2010 Plan) or permitted at the election of the participant on terms and conditions established by the plan administrator.

Except as provided in an award agreement, a participant may not assign, sell, transfer, or otherwise encumber or subject to any lien any award or other right or interest granted under the 2010 Plan, in whole or in part, other than by will or by operation of the laws of descent and distribution, and such awards or rights that may be exercisable will be exercised during the lifetime of the participant only by the participant or his or her guardian or legal representative. Notwithstanding the foregoing, the plan administrator, in its sole discretion, may permit the transfer of an option as follows: (i) by gift to certain members of the participant’s immediate family (as set forth in the 2010 Plan) or (ii) by transfer by instrument to a trust providing that the option is to be passed to beneficiaries upon death of the participant.
Change in Control; Corporate Transaction
The plan administrator may, in its discretion, accelerate the vesting, exercisability, lapsing of restrictions, or expiration of deferral of any award, including upon a “change in control,” as defined in the 2010 Plan. In addition, the plan administrator may provide in an award agreement that the performance goals relating to any award will be deemed to have been met upon the occurrence of any change in control.
In the event of a “corporate transaction,” as defined in the 2010 Plan, any surviving corporation or acquiring corporation, which we refer to as a successor corporation, may either (i) assume any or all awards outstanding under the 2010 Plan; (ii) continue any or all awards outstanding under the 2010 Plan; or (iii) substitute similar stock awards for outstanding awards. In the event that any successor corporation does not assume or continue any or all such outstanding awards or substitute similar stock awards for such outstanding awards, then with respect to awards that have been not assumed, continued, or substituted, then such awards will terminate if not exercised (if applicable) at or prior to such effective time (contingent upon the effectiveness of the corporate transaction).
In the event that the successor corporation in a corporate transaction refuses to assume, continue, or substitute for an award, then the award will fully vest and be exercisable (if applicable) as to all of the shares of our common stock subject to such award, including shares of our common stock as to which such award would not otherwise be vested or, if applicable, exercisable.
The plan administrator, in its discretion and without the consent of any participant, may (but is not obligated to) either (i) accelerate the vesting of any awards (and, if applicable, the time at which such awards may be exercised) in full or as to some percentage of the award to a date prior to the effective time of such corporate transaction as the plan administrator will determine (contingent upon the effectiveness of the corporate transaction) or (ii) provide for a cash payment in exchange for the termination of an award or any portion thereof where such cash payment is equal to the fair market value of the shares of our common stock that the participant would receive if the award were fully vested and exercised (if applicable) as of such date (less any applicable exercise price).
Adjustments
In the event that any dividend or other distribution (whether in the form of cash, shares of our common stock, or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange, liquidation, dissolution, or other similar corporate transaction or event affects our common stock and/or such other securities of our company or any other issuer, then the plan administrator will, to avoid anti-dilution or other enlargement or loss of value to awards, equitably adjust (i) the number and kind of shares of our common stock reserved for issuance in connection with awards granted thereafter, (ii) the number and kind of shares of common stock by which annual per-person award limitations are measured, (iii) the number and kind of shares of our common stock subject to or deliverable in respect of outstanding awards, (iv) the exercise price, grant price, or purchase price relating to any award and/or make provision for payment of cash or other property in respect of any outstanding award, and (v) any other aspect of any award that the plan administrator determines to be appropriate.
In addition, the plan administrator is authorized to make adjustments in the terms and conditions of, and the criteria included in, awards (including awards subject to performance goals) in recognition of unusual or nonrecurring events affecting our company, any Related Entity, or any business unit, or the financial statements of our company or any Related Entity, or in response to changes in applicable laws, regulations, accounting principles, tax rates and regulations or business conditions or in view of the plan administrator’s assessment of the business strategy of our company, any Related Entity, or business unit thereof, performance of comparable organizations, economic and business conditions, personal performance of a participant, and any other circumstances deemed relevant. However, the plan administrator may not make any adjustment described in this paragraph if doing so would cause any award granted under the 2010 Plan to covered employees and intended to qualify as “performance-based compensation” under Section 162(m) of the Code and the regulations thereunder to otherwise fail to qualify as “performance-based compensation” under Section 162(m) of the Code and regulations thereunder.
Amendment and Termination
Our board of directors may amend, alter, suspend, discontinue, or terminate the 2010 Plan, or any committee’s authority to grant awards under the 2010 Plan, without the consent of stockholders or participants. Any amendment or alteration to the 2010 Plan will be subject to the approval of our company’s stockholders if such stockholder approval is deemed necessary and advisable by our board of directors. However, without the consent of an affected participant, no such amendment, alteration, suspension, discontinuance, or termination of the 2010 Plan may materially and adversely affect the rights of such participant under any previously granted and outstanding award. The plan administrator may waive any conditions or rights under, or amend, alter, suspend, discontinue, or terminate any award theretofore granted and any award agreement relating thereto, except as otherwise provided in the 2010 Plan; provided that, without the consent of an affected participant, no such action may materially and adversely affect the rights of such participant under such award. The 2010 Plan will terminate no later than ten years from the date of the later of (i) the 2010 Plan’s effective date and (ii) the date an increase in the number of shares reserved for issuance under the 2010 Plan is approved by our board of directors (so long as such increase is also approved by our stockholders).
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock as of January 15, 2018 by the following:

•	each of our named executive officers and directors;

•	all of our executive officers and directors as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than five percent of our common stock.
Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of January 15, 2018 and RSUs that are currently vested or will be vested within 60 days of January 15, 2018. Shares issuable pursuant to options, warrants, and RSUs are deemed outstanding for computing the percentage of the person holding such options, warrants, or RSUs but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose. Our calculation of the percentage of beneficial ownership is based on 38,423,391 shares of common stock outstanding as of January 15, 2018.
Except as otherwise indicated, the address of each person listed in the table is c/o Roadrunner Transportation Systems, Inc., 1431 Opus Place, Suite 530, Downers Grove, Illinois 60515.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors:
Curtis W. Stoelting(1)	217,218	*
Patrick K. McKay (2)	18,993	*
Mark A. DiBlasi (3)	227,583	*
Peter R. Armbruster	75,059	*
Grant M. Crawford	3,485	*
Scott L. Dobak (4)	1,397	*
Christopher L. Doerr (5)	20,820	*
John G. Kennedy, III (5)	15,335	*
Ralph (“Cody”) W. Kittle III	—	*
Brian C. Murray (6)	10,439	*
Scott D. Rued (7)	7,901,625	20.6%
James D. Staley (5)	16,520	*
William S. Urkiel (8)	24,020	*
Judith A. Vijums	5,000	*
Michael P. Ward (6)	5,439	*
All executive officers and directors as a group (22 persons) (9)	8,639,114	22.2%

5% Stockholders:
HCI Entities (10)	7,801,625	20.3%
Elliott Reporting Entities(11)	3,310,483	8.6%
Barclays Reporting Entities(12)	4,199,056	10.9%
BlackRock, Inc.(13)	3,903,766	10.2%
Dimensional Fund Advisors LP(14)	2,151,602	5.6%
FMR Reporting Entities (15)	4,285,280	11.2%
The Vanguard Group (16)	2,576,613	6.7%
* Represents beneficial ownership of less than 1% of our outstanding common stock

(1)	Includes 167,518 shares of common stock issuable upon the exercise of vested stock options and the delivery of shares underlying RSUs that will be vested within 60 days of January 15, 2018.

(2)	Includes 6,829 shares of common stock issuable upon the delivery of shares underlying RSUs that will be vested within 60 days of January 15, 2018.

(3)	Includes 170,831 shares of common stock issuable upon the exercise of vested stock options and the delivery of shares underlying RSUs that will be vested within 60 days of January 15, 2018.

(4)	Includes 1,397 shares of common stock issuable upon the delivery of shares underlying RSUs that will be vested within 60 days of January 15, 2018.

(5)	Includes 4,793 shares of common stock issuable upon the delivery of shares underlying RSUs that will be vested within 60 days of January 15, 2018.

(6)	Includes 3,671 shares of common stock issuable upon the delivery of shares underlying RSUs that will be vested within 60 days of January 15, 2018.

(7)
Consists of 100,000 shares of common stock held by Mr. Rued and 7,801,625 shares of common stock held by the HCI Entities, as described in note 7 below; Mr. Rued is a Managing Partner of HCI Equity Partners, L.L.C., which is an affiliate of the HCI Entities. Accordingly, Mr. Rued may be deemed to beneficially own the shares held by the HCI Entities. Mr. Rued disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of Mr. Rued is c/o HCI Equity Partners, 1730 Pennsylvania Avenue, N.W., Suite 525, Washington, D.C. 20006.

(8)	Includes 4,793 shares of common stock issuable upon the delivery of shares underlying RSUs that will be vested within 60 days of January 15, 2018 and 8,000 shares held by Mr. Urkiel's trust.

(9)
Includes 463,259 shares of common stock issuable to our executive officers and directors as a group upon the exercise of vested stock options, the exercise of outstanding warrants, and the delivery of shares underlying RSUs that will be vested within 60 days of January 15, 2018.

(10)
Represents shares held by Thayer Equity Investors V, L.P.; TC Roadrunner-Dawes Holdings, L.L.C.; TC Sargent Holdings, L.L.C.; HCI Equity Partners III, L.P.; and HCI Co-Investors III, L.P., all of which are affiliates and referred to collectively as the “HCI Entities.” Mr. Rued is a Managing Partner of HCI Equity Partners, L.L.C., which is an affiliate of the HCI Entities. Accordingly, Mr. Rued may be deemed to beneficially own the shares held by the HCI Entities. Mr. Rued disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each of the HCI Entities is c/o HCI Equity Partners, 1730 Pennsylvania Avenue, N.W., Suite 525, Washington, D.C. 20006.

(11)
Represents shares of our common stock held by Elliott Associates, L.P., or “Elliott,” Elliott International, L.P., or “Elliott International,” and Elliott International Capital Advisors Inc., or “EICA,” and collectively with Elliott and Elliott International, the “Elliott Reporting Entities.” Elliott has sole voting power and sole dispositive power with regard to 1,059,356 shares, and Elliott International and EICA each have shared voting power and shared dispositive power with regard to 2,251,127 shares. Such information is as reported on Schedule 13D filed by the Elliott Reporting Entities with the SEC on April 3, 2017 (as amended on May 4, 2017). The Elliott Reporting Entities also own shares of our preferred stock. See the Schedule 13D/A filed by the Elliott Reporting Entities on May 4, 2017. The address for each of the Elliott Reporting Entities is 40 West 57th Street, New York, New York 10019.

(12)
Represents shares of our common stock held by Barclays Bank PLC, or “Barclays,” Barclays Bank PLC, or “Barclays Bank,” Barclays Capital Derivatives Funding LLC, or “Barclays Capital Derivatives,” and Barclays Capital Securities Limited, or “Barclays Capital Securities,” and collectively with Barclays, Barclays Bank, and Barclays Capital Derivatives, the “Barclays Reporting Entities.” Barclays has sole voting power and sole dispositive power with regard to 2,099,528 shares, Barclays Bank has sole voting power and sole dispositive power with regard to 721,097 shares, Barclays Capital Derivatives has sole voting power and sole dispositive power with regard to 22,831 shares, and Barclays Capital Securities has sole voting power and sole dispositive power with regard to 1,355,600 shares. Such information is as reported on Schedule 13G filed by the Barclays Reporting Persons with the SEC on February 14, 2017. The address for Barclays and Barclays Banks is 1 Churchill Place, London, E14 5HP, England, the address for Barclays Capital Derivatives is c/o Corporation Trust Company, Corporation Trust Center, 1209 Orange Street, Wilmington, DE 19801, and the address for Barclays Capital Securities is 5 The North Colonnade, Canary Wharf, London, E14 4BB, England.

(13)
Represents shares of our common stock held by BlackRock, Inc. and certain of its affiliates, referred to as BlackRock. BlackRock has sole voting power over 3,835,287 shares and sole dispositive power over 3,903,766 shares. Such information is as reported on Schedule 13G/A filed by BlackRock with the SEC on January 19, 2018. The address for BlackRock is 55 East 52nd Street, New York, New York 10055.

(14)
Represents shares of our common stock held by Dimensional Fund Advisors LP, referred to as Dimensional. Dimensional has sole voting power over 2,042,227 shares and sole dispositive power over 2,151,602 shares. Such information is as reported on Schedule 13G filed by Dimensional with the SEC on February 9, 2017. The address for Dimensional is Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(15)
Represents shares of our common stock held by FMR LLC and certain of its affiliates, referred to as “FMR.” FMR has sole voting power over 627,383 shares and sole dispositive power over 4,285,280 shares. Such information is as reported on Schedule 13G/A filed by FMR with the SEC on February 14, 2017. The address for FMR is 245 Summer Street, Boston, Massachusetts 02210.

(16)
Represents shares of our common stock held by The Vanguard Group and certain of its affiliates, referred to as “Vanguard.” Vanguard has sole voting power over 37,391shares, shared voting power over 4,479 shares, sole dispositive power over 2,536,407 shares, and shared dispositive power over 40,206 shares. Such information is as reported on Schedule 13G/A filed by Vanguard with the SEC on February 10, 2017. The address for Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
Other than as set forth below, there were no transactions or series of similar transactions since January 1, 2016 to which we were or are a party that involved an amount exceeding $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.
Management and Consulting Agreement
Upon consummation of our May 2010 initial public offering, we entered into an advisory agreement with HCI Equity Management, L.P. (formerly Thayer | Hidden Creek Management, L.P.), which advisory agreement was amended and restated on September 12, 2011, pursuant to which HCI Equity Management provided advisory services to us. These services included identification, support, negotiation, and analysis of acquisitions and dispositions and support, negotiation, and analysis of financing alternatives. In exchange for such services, HCI Equity Management was reimbursed for its expenses and could be paid a transaction fee in connection with the consummation of each acquisition or divestiture by us or our subsidiaries, excluding certain specified transactions, and in connection with any public or private debt offering by us or our subsidiaries negotiated by HCI Equity Management. The amount of any such fee was determined through good faith negotiations between our board of directors and HCI Equity Management. In 2016, we paid $0.2 million to HCI Equity Management for services performed in conjunction with the advisory fee and travel expenses. On May 2, 2017, we and HCI Equity Management entered into a termination agreement, pursuant to which we and HCI Equity Management agreed to terminate the advisory agreement.
Preferred Stock Investment Agreement
On May 1, 2017, we entered into the Investment Agreement, with Elliott, pursuant to which we issued and sold to Elliott, for an aggregate purchase price of $540,500,100, (a) 155,000 shares of a Series B Preferred Stock at a purchase price of $1,000 per share; (b) 55,000 shares of Series C Preferred Stock at a purchase price of $1,000 per share; (c) 100 shares of Series D Preferred Stock at a purchase price of $1.00 per share; (d) 90,000 shares of Series E Preferred Stock at a purchase price of $1,000 per share; and (e) 240,500 shares of Series F Preferred Stock at a purchase price of $1,000 per share. We consummated the transactions described above on May 2, 2017. The proceeds of the sale of the Preferred Stock were used to pay off and terminate our senior credit facility and to provide working capital to support our operations and future growth.
We made certain customary representations and warranties in the Investment Agreement and agreed to certain covenants, including agreeing to use reasonable best efforts to enter into, within 90 days following the closing date, an asset based lending facility (the “New ABL Facility”) (the earlier of (i) the date of such entry and (ii) the expiration of such 90-day period, the “Refinancing Date”). We agreed to use the proceeds from the New ABL Facility, if any, to redeem the outstanding shares of Series F Preferred Stock and, if and to the extent sufficient proceeds were available, shares of Series E Preferred Stock. From the closing date until the Refinancing Date, we agreed to pay Elliott a daily payment in an amount equal to $33,333.33 per calendar day (which amount accrued daily and was payable monthly in arrears). On July 21, 2017, we entered into the ABL Facility (which was deemed to be the “New ABL Facility” under the Investment Agreement) and used the initial proceeds from the ABL Facility for working capital purposes and to redeem all of the outstanding shares of the Series F Preferred Stock issued to Elliott.

On September 15, 2017, we closed the sale of Unitrans, Inc. for cash consideration of $95,000,000. We used a portion of the proceeds from the sale to redeem 52,500 shares of Series E Preferred Stock issued to Elliott.
Warrant Agreement
In connection with the issuance of the Preferred Stock pursuant to the Investment Agreement, we and Elliott entered into a Warrant Agreement, pursuant to which we issued to Elliott eight year warrants to purchase an aggregate of 379,572 shares of our common stock at an exercise price of $0.01 per share.
Stockholders’ Agreement
In connection with the issuance of the Preferred Stock pursuant to the Investment Agreement, we and Elliott entered into the Stockholders’ Agreement, pursuant to which Elliott was granted certain preemptive rights and other rights. Subject to customary exceptions, each Eligible Elliott Party (as defined in the Stockholders’ Agreement) shall have the right to purchase their pro rata percentage of subsequent issuances of equity securities offered by us in any non-public offering.
Registration Rights Agreement
In connection with the issuance of the Preferred Stock pursuant to the Investment Agreement, we, Elliott, and investment funds affiliated with HCI entered into the Registration Rights Agreement, pursuant to which we granted certain demand and piggyback registration rights.
Related Party Transaction Policies and Procedures
It is the responsibility of our board of directors, with the assistance of our audit committee, to review and approve related party transactions. It is our management's responsibility to bring such related party transactions to the attention of our board of directors. From time to time our nominating/corporate governance committee, in accordance with its charter, will also review potential conflict of interest transactions involving members of our board of directors and our executive officers.
Independence of Directors
Our common stock is listed on the NYSE. Under the rules of the NYSE, independent directors must comprise a majority of a listed company's board of directors.
Our board of directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon all of the relevant facts and circumstances, including information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has affirmatively determined that each of Messrs. Dobak, Doerr, Kennedy, Murray, Staley, Urkiel, and Ward is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE. Accordingly, a majority of our directors are independent, as required under applicable NYSE rules. Our board of directors found that none of these directors had a material or other disqualifying relationship with our company. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including each non-employee director's beneficial ownership of our capital stock. Messrs. DiBlasi and Stoelting are not considered independent directors as a result of their positions as executive officers of our company. Mr. Rued and Ms. Vijums are not considered independent directors as a result of their relationships with HCI, which is affiliated with investment funds that hold approximately 20.3% of our outstanding common stock and which is affiliated with HCI Equity Management, to whom we paid $0.2 million in 2016 pursuant to our advisory agreement with HCI Equity Management. Mr. Kittle is not considered “independent” as a result of his relationship with Elliott, which holds approximately 8.6% of our outstanding common stock and all of our Preferred Stock, and to whom we paid $2.7 million in 2017 pursuant to the Investment Agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fees
The following is a summary of fees for audit and other professional services performed by Deloitte & Touche LLP (referred to as “D&T”) during the fiscal years ended December 31, 2016 and 2015:

	2016(1)	2015
Audit fees	$1,800,000	$1,075,800
Audit-related fees	23,700	299,154
Tax fees	548,126	487,586
All other fees	—	—
Total	$2,371,826	$1,862,540
(1) 2016 fees reported include fees only through February 2017. Audit fees and related services related to the restatement are not included.
Audit Fees
This category includes fees for the audit of our annual consolidated financial statements, for reviews of our quarterly financial statements, and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
Audit-Related Fees
This category consists of fees for assurance and related services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included under “Audit Fees” above. For 2016, audit related fees consisted of advisory services in connection with an SEC comment letter received. For 2015, audit related fees consisted of advisory services in connection with a secondary offering and acquisition transactions.
Tax Fees
This category consists of tax services provided by the independent registered public accounting firm with respect to tax compliance, tax advice, and tax planning.
All Other Fees
This category consists of fees paid for products and services that would not otherwise be included in any of the categories listed above.
Pre-Approval Policies and Procedures for Independent Registered Public Accounting Firm Fees
As set forth in its charter, the audit committee is responsible for pre-approving all audit, audit related, tax, and other services to be performed by the independent registered public accounting firm. Any pre-approved services that involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the audit committee. Unless otherwise specified by the audit committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The audit committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm. The audit committee may delegate to the audit committee chair or any one or more members of the audit committee the authority to grant pre-approvals of permissible audit and non-audit services, provided that such pre-approvals by a member who has exercised such delegation must be reported to the full audit committee at the next scheduled meeting. All of the audit services provided by D&T described in the table above for 2016 were approved by our audit committee pursuant to our audit committee's pre-approval policies.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

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

10.28(A)	Consent, Waiver and First Amendment to Sixth Amended and Restated Credit Agreement (10)

10.28(B)	Waiver, dated November 14, 2016, among the Registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto (11)

10.29*	Employment Agreement, dated January 18, 2016 by and between the Registrant and Curtis W. Stoelting (12)

10.30*	Form of Stock Option Agreement (12)

10.34*	Separation Agreement and Release, dated October 3, 2015, by and between Registrant and Mark T. Peterson

21.1	List of Subsidiaries

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification of Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed with the SEC on August 11, 2014.

(2)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on May 7, 2010.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on September 11, 2008.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on March 4, 2010.

(5)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2011.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2011.

(7)	Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on February 24, 2015.

(8)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 3, 2015.

(9)	Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on September 28, 2015.

(10)	Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2016.

(11)	Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on November 17, 2016.

(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 10, 2016.

*	Indicates management contract or compensation plan or agreement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

	By:	/s/ Curtis W. Stoelting
Curtis W. Stoelting
Chief Executive Officer

Date: January 30, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Curtis W. Stoelting, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

We have audited the accompanying consolidated balance sheets of Roadrunner Transportation Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roadrunner Transportation Systems, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2018 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
January 30, 2018

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
		As Restated(1)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$29,513	$7,930
Accounts receivable, net of allowances of $18,573 and $14,026, respectively	272,924	260,029
Deferred income taxes	—	20,891
Income tax receivable	40,766	20,663
Prepaid expenses and other current assets	31,284	37,051
Total current assets	374,487	346,564
Property and equipment, net of accumulated depreciation of $88,453 and $64,780, respectively	171,857	195,364
Other assets:
Goodwill	312,541	682,810
Intangible assets, net	65,549	75,694
Other noncurrent assets	9,120	7,321
Total other assets	387,210	765,825
Total assets	$933,554	$1,307,753
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$445,589	$432,830
Accounts payable	149,067	116,166
Accrued expenses and other current liabilities	89,381	81,922
Total current liabilities	684,037	630,918
Long-term deferred tax liabilities	44,174	105,088
Other long-term liabilities	7,875	15,308
Total liabilities	736,086	751,314
Commitments and contingencies (Note 12)
Stockholders' investment:
Common stock $.01 par value; 100,000 shares authorized; 38,341 and 38,266 shares issued and outstanding, respectively	383	383
Additional paid-in capital	398,602	397,253
Retained (deficit) earnings	(201,517)	158,803
Total stockholders’ investment	197,468	556,439
Total liabilities and stockholders' investment	$933,554	$1,307,753
(1) See Note 15 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
		As Restated (1)	As Restated (1)
	(In thousands, except per share amounts)
Revenues	$2,033,200	$1,992,166	$1,872,470
Operating expenses:
Purchased transportation costs	1,364,055	1,310,396	1,294,724
Personnel and related benefits	286,134	263,254	213,661
Other operating expenses	374,979	323,955	271,210
Depreciation and amortization	38,145	31,626	24,254
Impairment charges	373,661	—	—
Acquisition transaction expenses	—	564	2,305
Total operating expenses	2,436,974	1,929,795	1,806,154
Operating (loss) income	(403,774)	62,371	66,316
Interest expense	22,827	19,439	13,363
(Loss) income before provision for income taxes	(426,601)	42,932	52,953
(Benefit from) provision for income taxes	(66,281)	17,312	20,243
Net (loss) income	$(360,320)	$25,620	$32,710
(Loss) earnings per share:
Basic	$(9.40)	$0.67	$0.86
Diluted	$(9.40)	$0.65	$0.83
Weighted average common stock outstanding:
Basic	38,318	38,179	37,852
Diluted	38,318	39,180	39,259
(1) See Note 15 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock
	Shares		Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Investment
	(In thousands, except share amounts)
BALANCE, January 1, 2014 (1)	37,564,446		$376	$384,292	$100,473	$485,141
Issuance of common stock, net of issuance costs	300,716		3	3,411	—	3,414
Issuance of restricted stock units, net of taxes paid	60,002		—	(674)	—	(674)
Share-based compensation	—		—	2,255	—	2,255
Excess tax benefit on share-based compensation	—		—	1,441	—	1,441
Net income(1)	—		—		32,710	32,710
BALANCE, December 31, 2014 (1)	37,925,164		$379	$390,725	$133,183	$524,287
Issuance of common stock, net of issuance costs	265,734		3	4,008	—	4,011
Issuance of restricted stock units, net of taxes paid	74,971		1	(930)	—	(929)
Issuance costs from secondary stock offering	—		—	(225)	—	(225)
Share-based compensation	—		—	2,500	—	2,500
Excess tax benefit on share-based compensation	—		—	1,175	—	1,175
Net income(1)	—		—	—	25,620	25,620
BALANCE, December 31, 2015 (1)	38,265,869		$383	$397,253	$158,803	$556,439
Issuance of restricted stock units, net of taxes paid	74,738	—	—	(303)	—	(303)
Issuance costs from secondary stock offering	—		—	(33)	—	(33)
Share-based compensation	—	—	—	2,232	—	2,232
Tax deficiency on share-based compensation	—		—	(547)	—	(547)
Net loss	—		—	—	(360,320)	(360,320)
BALANCE, December 31, 2016	38,340,607		$383	$398,602	$(201,517)	$197,468
(1) See Note 15 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
		As Restated (1)	As Restated (1)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(360,320)	$25,620	$32,710
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,720	33,911	26,321
Loss on disposal of property and equipment	4,144	1,300	209
Gain on sale of business	(5,416)	—	—
Share-based compensation	2,232	2,500	2,255
Adjustments to contingent purchase obligations	(2,458)	(2,931)	(1,722)
Provision for bad debts	5,127	4,816	9,653
Tax deficiency (excess tax benefit) on share-based compensation	547	(1,175)	(1,441)
Deferred tax (benefit) provision	(43,441)	2,754	2,467
Impairment charges	373,661	—	—
Changes in (net of acquisitions):
Accounts receivable	(18,020)	19,041	(43,628)
Income taxes receivable	(20,103)	(7,020)	(5,899)
Prepaid expenses and other assets	8,152	(6,028)	(5,035)
Accounts payable	32,901	(11,929)	14,921
Accrued expenses and other liabilities	11,675	7,355	6,417
Net cash provided by operating activities	29,401	68,214	37,228
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(32,765)	(230,818)
Capital expenditures	(17,573)	(49,984)	(41,975)
Proceeds from sale of property and equipment	6,980	6,078	6,951
Proceeds from sale of business	1,000	—	—
Net cash used in investing activities	(9,593)	(76,671)	(265,842)
Cash flows from financing activities:
Borrowings under revolving credit facilities	292,124	183,852	383,074
Payments under revolving credit facilities	(262,573)	(275,703)	(170,089)
Debt borrowings	—	110,000	33,750
Debt payments	(18,500)	(8,750)	(9,375)
Debt issuance cost	(871)	(2,798)	(2,524)
Payments of contingent purchase obligations	(2,455)	(3,317)	(4,804)
Proceeds from issuance of common stock, net of issuance costs	—	3,786	3,414
Proceeds from issuance of restricted stock units, net of taxes paid	(303)	(929)	(674)
(Tax deficiency) excess tax benefit on share-based compensation	(547)	1,175	1,441
Reduction of capital lease obligation	(5,100)	(1,738)	(228)
Net cash provided by financing activities	1,775	5,578	233,985
Net increase (decrease) in cash and cash equivalents	21,583	(2,879)	5,371
Cash and cash equivalents:
Beginning of period	7,930	10,809	5,438
End of period	$29,513	$7,930	$10,809
Supplemental cash flow information:
Cash paid for interest	$19,473	$16,725	$11,351
Cash paid for income taxes (net of refunds)	$(3,943)	$20,812	$21,802
Non-cash sale of business	$3,860	$—	$—
Non-cash capital leases and other obligations to acquire assets	$—	$12,417	$—
Non-cash contingent purchase obligation	$—	$4,114	$—
(1) See Note 15 “Restatement of Previously Issued Financial Statements.”
See accompanying notes to consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Downers Grove, Illinois and has the following three segments: Truckload Logistics (“TL”); Less-than-Truckload (“LTL”); and Global Solutions. Within its TL business, the Company operates 42 TL service centers, has over 40 company brokers and is augmented by over 90 independent brokerage agents. Within its LTL business, the Company operates 44 LTL service centers throughout the United States, complemented by relationships with over 150 delivery agents. Within its Global Solutions business, the Company operates from 18 office locations to support its international freight forwarding and domestic third party logistics business. The Company also operates five distribution facilities used to support its warehousing and consolidation business. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service, including domestic and international air and ocean transportation services, to its customers. The Company operates primarily in the United States.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2016, all subsidiaries were 100% owned and all intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheets as of December 31, 2015, and the consolidated statements of operations, stockholders' investment, and cash flows for the years ended December 31, 2015 and 2014 have been revised for the effects of the restatements of previously issued financial statements disclosed in Note 15.
The Company owned 37.5% of Central Minnesota Logistics, Inc. (“CML”), which operates as one of the Company's brokerage agents. CML is accounted for under the equity method and is insignificant to the consolidated financial statements. The Company records its investment in CML in other noncurrent assets and recognizes its share of the net income and loss of CML.
Change in Accounting Principle
On January 1, 2016, the Company adopted a new methodology for accounting for debt issuance costs in accordance with the Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30), which requires debt issuance costs related to a recognized debt liability in the balance sheet to be presented as a direct reduction from the carrying amount of that debt liability. The change in methodology has been applied retrospectively. Debt issuance costs of $4.9 million and $6.6 million have been reclassified from other noncurrent assets to a direct reduction of debt on the consolidated balance sheets as of December 31, 2016 and 2015, respectively.
In the fourth quarter of 2016, the Company adopted a new methodology for accounting for deferred taxes in accordance with Accounting Standards Update No. 2015-17, Income Taxes (Topic 740) (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The Company adopted ASU 2015-17 prospectively and reclassified the deferred income taxes previously reported within current assets to deferred tax liabilities reported in other long-term liabilities on the consolidated balance sheet. Prior periods were not retrospectively adjusted.
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
Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three segments: TL, LTL, and Global Solutions. In 2016, the Company realigned two of its operating companies to different existing segments based on consideration of services provided, alignment with segment management, and consistent with how the business is viewed by the chief operating decision maker. The change in segments did not have any impact on previously

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

reported consolidated financial results, but prior year segment results have been retrospectively revised to align with the new segment structure.
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
Accounts Receivable and Related Reserves
Accounts receivable represent trade receivables from customers and are stated net of an allowance for doubtful accounts of approximately $18.6 million and $14.0 million as of December 31, 2016 and 2015, respectively. Management estimates the portion of accounts receivable that will not be collected and accounts are written off when they are determined to be uncollectible. Accounts receivable are uncollateralized and are generally due 30 days from the invoice date.
The Company provides reserves for accounts receivable. The rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$14,026	$10,775	$4,571
Provision, charged to expense	5,127	4,816	9,653
Write-offs, less recoveries	(580)	(1,565)	(3,449)
Ending balance	$18,573	$14,026	$10,775
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
Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Accelerated depreciation methods are used for tax reporting purposes.
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
Spare Parts for Aircraft Fleet
Spare parts for aircraft fleet are categorized into several categories: rotables, repairables, expendables, and materials and supplies. Rotable and repairable spare parts for aircraft fleet are typically significant in value, can be repaired and re-used, and generally have an expected useful life consistent with the aircraft fleet these parts support. Spare parts for aircraft fleet are recorded

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

at cost and depreciated over the lesser of the life of the aircraft or spare part. The cost of repairing the aircraft fleet spare parts is expensed as incurred. Expendables and materials and supplies are expensed when purchased.
Goodwill and Other Intangibles
Goodwill and other intangible assets result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over amounts assigned is recorded as goodwill.
Goodwill is tested for impairment at least annually on July 1 or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires a two-step approach, the first of which is to compare the estimated fair value at each of the reporting units to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, a non-cash goodwill impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount.
For purposes of the impairment analysis, the fair value of the Company's reporting units is estimated based upon an average of the market approach and the income approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates and growth rates, among others. The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, and property and equipment. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.
The Company has four reporting units for its three segments: TL, LTL, Global Solutions, and Warehousing & Consolidation, which is consolidated into the Company's Global Solutions segment. The Company conducted its goodwill impairment analysis for each of its four reporting units as of July 1, 2016. As a result of the first step of the Company's goodwill impairment analysis, the Company determined that the fair value of the Global Solutions reporting unit exceeded its carrying value by 8.4%; thus no impairment was indicated for this reporting unit. However, resulting from a combination of the weakened environment, the inability to meet forecast results, and the Company's lower share price, the Company determined that the fair value of the TL, LTL, and Warehousing & Consolidation reporting units were less than their respective carrying values, requiring the Company to perform the second step of the goodwill impairment analysis for its TL, LTL, and Warehousing & Consolidation reporting units. The Company completed the second step of the goodwill impairment analysis and recorded non-cash goodwill impairment charges of $157.5 million, $197.3 million, and $17.2 million for its TL, LTL, and Warehousing & Consolidation reporting units, respectively.
Other intangible assets recorded consist primarily of definite lived customer relationships. The Company evaluates its other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. During 2016, indicators of impairment were identified in connection with certain of the Company's business operations and the Company performed the required impairment analysis for the long-lived assets associated with these business operations. No impairment was identified; however, the Company did record $1.6 million of non-cash impairment charges in connection with the shutdown of one of its other business operations. No indicators of impairment were identified in 2015 or 2014. See Note 4 for additional information on the Company's goodwill and intangible assets.

Debt Issuance Costs
Debt issuance costs represent costs incurred in connection with the financing agreement described in Note 6 . The unamortized debt issuance costs aggregate to $4.9 million and $6.6 million as of December 31, 2016 and 2015, respectively, and as noted above,

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

have been classified as a reduction to debt in the consolidated balance sheets. Such costs are being amortized over the expected maturity of the financing agreements using the effective interest rate method.
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
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Fair Value of Financial Instruments
The fair value of cash approximates cost. The estimated fair value of the Company's debt approximated its carrying value as of December 31, 2016 and 2015 as the debt agreement bears interest based on prevailing variable market rates currently available and as such would be categorized as a Level 2 in the fair value hierarchy as defined in Note 5.
Revenue Recognition
TL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; delivery has occurred; and the Company’s obligation to fulfill a transaction is complete and collection of revenue is reasonably assured. This occurs when the Company completes the delivery of a shipment or the service has been fulfilled.
LTL revenue is recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; and collection of revenue is reasonably assured. The Company uses a percentage of services completed method to recognize revenue, which results in an allocation of revenue between reporting periods based on the distinctive phases of each LTL transaction completed in each reporting period, with expenses recognized as incurred. The Company believes that this is the most appropriate method for LTL revenue recognition based on the multiple distinct phases of a typical LTL transaction, which is in contrast to the single phase of a typical TL transaction.
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
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will be effective for the Company in 2017 and includes simplification of the following aspects of share-based payment transactions:
Accounting for income taxes - All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) will be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. An entity also will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.
Classification of excess tax benefits on the statement of cash flow - Excess tax benefits will be classified along with other income tax cash flows as an operating activity.
Forfeitures - An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.
The Company expects to prospectively adopt ASU 2016-09 in January 2017. Upon adoption of ASU 2016-09 in January 2017, the Company will recognize any excess tax benefits or tax deficiencies through the consolidated statements of operations. The Company has historically been able to offset excess tax benefits and/or tax deficiencies against taxes payable, so no cumulative effect adjustment to retained earnings is expected upon adoption. Effective January 1, 2017, the Company will no longer present excess tax benefits and/or tax deficiencies under both operating activities and financing activities within the consolidated statements of cash flows for any year presented. The Company will elect to recognize forfeitures as they occur and the Company expects that the cumulative effect of adjustments to retained earnings, if any, will be de minimis.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which was updated in August 2015 by Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

specified good or service (that is, the entity is a principal) or to arrange for that good or service to be provided by another party. When the principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount. When an entity that is an agent satisfies the performance obligation, that entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. Both ASU 2014-09 and ASU 2016-08 will be effective for the Company in 2018 and can be adopted using either the retrospective or cumulative effect transition method. The Company is in the process of evaluating the effect that the guidance will have on revenue recognition within each of its segments. The Company's revenue within its TL and LTL segments are primarily generated from freight sales which contain a single delivery element. Revenue within the Company's TL segment is recognized when ownership and control transfer and, as such, the Company does not expect there to be a material impact on the TL segment revenues. The Company currently recognizes revenue when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; and collection of revenue is reasonably assured; however, revenue is recognized based on a percentage of services completed for freight-in-transit. The Company expects that the timing of LTL revenues may be affected. Global Solutions revenue includes both freight and services revenues. Freight revenue is recognized when the shipment is delivered and fees for services are recognized when the service has been rendered. Occasionally, customers request an all-inclusive “door-to-door” fee for a set of services and revenue is allocated to the elements and recognized as each service is completed. The Company is in the process of determining what impact, if any, the principal versus agent considerations may have on the revenue recognized within its Global Solutions segment. The Company has not yet concluded on its adoption methodology or quantified the potential impact.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which will be effective for the Company in 2018. ASU 2016-15 provides guidance on specific cash flow issues, including but not limited to: debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; and distributions received from equity method investees. ASU 2016-15 provides guidance on how to account for the cash inflows and/or outflows in the statement of cash flows. The Company is in the process of evaluating the guidance for ASU 2016-15, but does not expect this to have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which will be effective for the Company in 2018. Current GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfers other than inventory (e.g. property and equipment) until the asset has been sold to an outside party. Under ASU 2016-16, the FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs. ASU 2016-16 does not include any new disclosure requirements; however, existing disclosure around the rate reconciliations and types of temporary differences and/or carryforward that give rise to a significant portion of deferred income taxes may be applicable. The Company is in the process of evaluating the guidance for ASU 2016-16 and has not yet quantified the potential impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will be effective for the Company in 2019. For financing leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset; and (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to: (1) recognize the right-to-use asset and a lease liability, initially measured at the present value of the lease payments; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company is in the process of evaluating the guidance in ASU 2016-02 and will determine the total impact of the new guidance based on the current lease arrangements that are expected to remain in place. The Company expects adoption of this guidance will have a material impact on the Company's consolidated balance sheet given the Company will be required to record operating leases with lease terms greater than 12 months within assets and liabilities on the consolidated balance sheets. The Company has not yet determined how it will handle lease terms of 12 months or less.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which will be effective for the Company in 2020, but early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2017-04 eliminates step two from the goodwill impairment test and instead requires an entity to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 reduces the amount of time and money spent determining the implied fair value of goodwill, which would allow the Company to more quickly evaluate and identify a recognized impairment.
2. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2016	2015
Land	$3,189	$4,721
Buildings and leasehold improvements	18,520	17,553
Computer equipment and software	47,313	40,683
Office equipment, furniture, and fixtures	6,250	4,259
Dock, warehouse, and other equipment	8,852	9,815
Tractors and trailers	147,015	156,953
Aircraft fleet and rotable spare parts	29,171	26,160
Property and equipment, gross	260,310	260,144
Less: Accumulated depreciation	88,453	64,780
Property and equipment, net	$171,857	$195,364
Depreciation expense was $29.6 million, $23.2 million, and $18.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.
3. Acquisitions
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
On July 28, 2015, the Company acquired all of the outstanding partnership interests of Stagecoach Cartage and Distribution LP (“Stagecoach”) for the purpose of expanding its presence within the TL segment. Cash consideration paid was $32.3 million. The acquisition was financed with borrowings under the Company's credit facility. The Stagecoach purchase agreement called for contingent consideration in the form of a contingent purchase obligation capped at $5.0 million. The former owners of Stagecoach were entitled to receive a payment equal to the amount by which Stagecoach's operating income before depreciation and amortization, as defined in the purchase agreement, exceeded $7.0 million for the twelve month periods ending July 31, 2016, 2017, 2018, and 2019. Approximately $4.1 million was recorded as a contingent purchase obligation on the opening balance sheet. The Company paid $1.7 million of the contingent purchase obligation in the fourth quarter of 2016. Based on future expected earnings, the Company did not expect to pay any additional contingent purchase obligation and recorded an adjustment to write-

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

off the remaining contingent purchase obligation in 2016. In December 2017, the Company and the former owners of Stagecoach signed an agreement releasing the Company from any further obligation under the contingent purchase obligation.
The results of operations and financial condition of these acquisitions have been included in the Company's consolidated financial statements since their acquisition dates. The acquisition of Stagecoach is considered immaterial. The acquisitions of Rich Logistics, Unitrans, ISI, and Active Aero (collectively, “2014 acquisitions”) are considered individually immaterial, but material in the aggregate. The following table summarizes the allocation of the purchase price paid to the fair value of the net assets for the 2014 acquisitions, in the aggregate (in thousands):

Accounts receivable	$69,857
Other current assets	8,813
Property and equipment	39,604
Goodwill	146,150
Customer relationship intangible assets	54,347
Accounts payable and other liabilities	(87,866)
Total	$230,905
The goodwill for the acquisitions, in the aggregate, is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Purchase accounting is considered final for the 2014 acquisitions and the 2015 acquisition of Stagecoach.
From the dates of acquisition through December 31, 2014, the 2014 acquisitions contributed revenues of $331.7 million and net income of $16.4 million. The following supplemental unaudited pro forma financial information of the Company for the year ended December 31, 2014 includes the results of operations for the 2014 acquisitions, in the aggregate, as if the acquisitions had been completed on January 1, 2014 (in thousands):

Year Ended December 31,
2014
Revenues	$2,103,346
Net income	$40,514
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
The Company has four reporting units for its three segments: TL, LTL, Global Solutions, and Warehousing & Consolidation, which is consolidated into the Company's Global Solutions segment. The Company conducts its goodwill impairment analysis for each of its four reporting units as of July 1 of each year. As a result of the first step of the Company's goodwill impairment analysis as of July 1, 2016, the Company determined that the fair value of the Global Solutions reporting unit exceeded its carrying value by 8.4%; thus no impairment was indicated for this reporting unit. However, resulting from a combination of the weakened environment, the inability to meet forecast results, and the lower share price, the Company determined that the fair value of the TL, LTL, and Warehousing & Consolidation reporting units were less than their respective carrying values, requiring the Company to perform the second step of the goodwill impairment analysis for its TL, LTL, and Warehousing & Consolidation reporting units. The Company completed the second step of the goodwill impairment analysis for its TL, LTL, and Warehousing & Consolidation reporting units and recorded non-cash goodwill impairment charges of $157.5 million, $197.3 million, and $17.2 million for its TL, LTL, and Warehousing & Consolidation reporting units, respectively. No goodwill impairment charges were recorded in 2015 or 2014. The gross amount of accumulated goodwill impairment losses are equal to the 2016 goodwill impairment charges.
 As indicated in Note 1, in connection with the change in segments, the Company reallocated goodwill of $77.5 million between the TL and Global Solutions segments as of December 31, 2014. Additionally, the goodwill balances have been adjusted for the effects of the restatement discussed in Note 15. The following is a rollforward of goodwill from December 31, 2014 to December 31, 2016 by segment (in thousands):

	TL	LTL	Global Solutions	Total
Goodwill balance as of December 31, 2014	$236,585	$197,312	$230,780	$664,677
Adjustments to goodwill for purchase accounting	984	—	(222)	762
Goodwill related to acquisitions	17,371	—	—	17,371
Goodwill balance as of December 31, 2015	$254,940	197,312	230,558	682,810
Adjustments to goodwill for purchase accounting	1,812	—	—	1,812
Goodwill impairment	(157,538)	(197,312)	(17,231)	(372,081)
Goodwill balance as of December 31, 2016	$99,214	$—	$213,327	$312,541
Intangible assets consist primarily of customer relationships acquired from business acquisitions. As indicated in Note 1, in connection with the change in segments, the Company reallocated net intangible assets of $2.7 million between the TL and Global Solutions segments as of December 31, 2015. Additionally, the gross carrying amount of the TL customer relationship intangible has been reduced by $1.6 million of impairment discussed below and adjusted for the effects of the restatement discussed in Note 15. Intangible assets were as follows as of December 31 (in thousands):

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$54,973	$(13,606)	$41,367	$57,468	$(9,714)	$47,754
LTL	1,358	(1,083)	275	1,358	(1,017)	341
Global Solutions	38,427	(14,520)	23,907	38,427	(10,828)	27,599
Total intangible assets	$94,758	$(29,209)	$65,549	$97,253	$(21,559)	$75,694

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The customer relationships intangible assets are amortized over their estimated five to 12 year useful lives. Amortization expense was $8.6 million, $8.4 million, and $5.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. In the fourth quarter of 2016, the Company decided to shut down one of its TL business operations due to the significant decline in volume resulting from the loss of a significant customer. The Company reviewed the customer relationship intangible associated with the business operation, considered the decline in volumes and determined the customer relationship intangible was impaired. An impairment loss of $1.6 million was recorded in 2016 to impairment charge included in the results of operations. The Company identified indicators of impairment with certain other business operations and performed the required impairment analysis, but no impairment was identified.
Estimated amortization expense for each of the next five years based on intangible assets as of December 31, 2016 is as follows (in thousands):

Amount
Year Ending:
2017	$8,198
2018	7,933
2019	7,629
2020	7,257
2021	7,075
Thereafter	27,457
Total	$65,549
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
Certain of the Company’s acquisitions contain contingent purchase obligations as described in Note 3. The contingent purchase obligation related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company uses to determine fair value. Changes to the fair value are recognized as income or expense within other operating expenses in the consolidated statements of operations. In measuring the fair value of the contingent purchase obligation, the Company used an income approach that considers the expected future earnings of the acquired businesses, for the varying performance periods, based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate. There are no remaining contingent purchase obligations as of December 31, 2016.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents information as of December 31, 2015, about the Company’s financial liabilities (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Contingent purchase obligation related to acquisitions	$—	$—	$4,913	$4,913
Total liabilities at fair value	$—	$—	$4,913	$4,913
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three years ended December 31 (in thousands):

	2016	2015	2014
Balance, beginning of period	$4,913	$6,842	$13,005
Contingent purchase obligation recorded on the opening balance sheet	—	4,114	—
Payment of contingent purchase obligations	(2,455)	(3,317)	(4,804)
Interest expense	—	205	363
Adjustments to contingent purchase obligations (1)	(2,458)	(2,931)	(1,722)
Balance, end of period	$—	$4,913	$6,842

(1)	Adjustments to contingent purchase obligations are reported in other operating expenses in the consolidated statements of operations.

6. Debt
Debt
Debt consisted of the following at December 31 (in thousands):

	2016	2015
Senior debt:
Revolving credit facility	$172,700	$143,149
Term loans	277,750	296,250
Total debt	450,450	439,399
Less: Debt issuance costs	(4,861)	(6,569)
Total debt, net of debt issuance costs	445,589	432,830
Less: Current maturities	(445,589)	(432,830)
Total debt, net of current maturities	$—	$—
Maturities for each of the next five years based on debt as of December 31, 2016 are as follows (in thousands)

Amount
Year Ending:
2017	$450,450
Total	$450,450
On July 9, 2014, the Company entered into a fifth amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) and other lenders, which increased the revolving credit facility from $200.0 million to $350.0 million and the term loan from $175.0 million to $200.0 million. On September 24, 2015, the Company entered into a sixth amended and restated credit agreement (the “credit agreement”) with U.S. Bank and other lenders, which increased the revolving credit facility to $400.0 million and the term loan to $300.0 million. The credit facility had a maturity date of July 9, 2019. Principal on the term loan was due in quarterly installments of $3.8 million. On June 17, 2016, the Company entered into a Consent, Waiver, and First Amendment (the “Amendment”) to the credit agreement. Pursuant to the Amendment, the Company, among other things, reduced the revolving line of credit under the senior credit facility from a maximum aggregate amount of $400.0 million to $300.0 million.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company further reduced the revolving line of credit under the senior credit facility to $250.0 million pursuant to a Waiver entered into on November 14, 2016.
The credit agreement was collateralized by all assets of the Company and contained certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the Amendment, the maximum cash flow leverage ratio was 3.75 to 1.0 for the four quarters ending December 31, 2016 and the minimum fixed charge coverage ratio was 1.15 to 1.0 for the four quarters ended December 31, 2016.
Additionally, the credit agreement contained negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements.
The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy as defined in Note 5. The carrying value of the Company's debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. Borrowings under the credit agreement bore interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.5%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.5%. The revolving credit facility also provided for the issuance of up to $40.0 million in letters of credit. As of December 31, 2016, the Company had outstanding letters of credit totaling $21.8 million. As of December 31, 2016, total availability under the revolving credit facility was $55.5 million and the average interest rate on the credit agreement was 4.3%.
The Company was not in compliance with its debt covenants for the year ended December 31, 2016 or December 31, 2015 and accordingly, the Company's senior debt has been classified as current on its consolidated balance sheets. Additionally, the Company's announcement of the restatement of previously issued financial statements resulted in a default. On February 27, 2017, the Company entered into a Forbearance Agreement and Second Amendment to the credit agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Company's lenders agreed to forbear from exercising the remedies available under the credit agreement in respect to certain disclosed credit agreement events of default. until the earliest to occur of (i) a breach by the Company of any of its covenants in the Forbearance Agreement, (ii) any other default or event of default under the credit agreement, (iii) March 31, 2017, and (iv) certain other specified events, including a material adverse effect. The Forbearance Agreement also amended certain credit agreement covenants and other provisions, required certain reporting and information, and imposed other obligations on the Company. On March 31, 2017, the Company entered into a Forbearance Agreement Extension and Third Amendment to the credit agreement (the “Forbearance Extension”). Pursuant to the Forbearance Extension, the Company’s lenders agreed to forbear from exercising the remedies available under the credit agreement in respect of certain disclosed credit agreement events of default until the earliest to occur of (i) a breach by the Company of any of its covenants in the Forbearance Extension, (ii) any other default or event of default under the credit agreement, (iii) May 19, 2017, and (iv) certain other specified events, including a material adverse effect. The Forbearance Extension also amended certain credit agreement covenants and other provisions, required certain reporting and information, and imposed other obligations on the Company.
On May 1, 2017, the Company entered into an Investment Agreement (“Investment Agreement”) with affiliates of Elliott Management Corporation (“Elliott”), pursuant to which the Company issued and sold shares of its preferred stock, which will be accounted for similar to debt, for an aggregate purchase price of $540.5 million. The proceeds from the sale of the preferred stock were used to pay off and terminate the senior credit facility and to provide working capital to support the Company's current operations and future growth. See Note 16 for additional information regarding the Investment Agreement.
In addition, on July 21, 2017, the Company entered into a credit agreement with BMO Harris Bank, N.A. and certain other lenders (the “ABL Facility”). The Company used the initial proceeds from the ABL Facility for working capital purposes and to redeem all of the outstanding shares of its Series F Preferred Stock. See Note 16 for additional information regarding the ABL Facility.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Capital Lease Obligations
The Company has a building and certain equipment classified as capital leases. As of December 31, 2016, the gross property and equipment value of capital lease assets was $11.6 million. The following is a schedule of future minimum lease payments under the capital leases with the present value of the net minimum lease payments as of December 31, 2016 (in thousands):

Amount
Year Ending:
2017	$2,928
2018	1,932
2019	1,869
2020	204
2021	21
Total minimum lease payments	6,954
Less: amount representing interest	(590)
Present value of net minimum lease payments(1)	$6,364

(1)	Reflected in the consolidated balance sheets as $2.7 million of accrued expenses and other current liabilities and $3.7 million of other long-term liabilities.
7. Stockholders’ Investment
Common Stock
The Company's common stock has voting rights — one vote for each share of common stock. In March 2007, the Company entered into a second amended and restated stockholders’ agreement (the “Stockholders' Agreement”). The Stockholders' Agreement provided that, any time after the Company was eligible to register its common stock on a Form S-3 registration statement under the Securities Act, certain of the Company’s stockholders, including entities affiliated with HCI Equity Partners, L.L.C. (the “HCI Stockholders”), could request registration under the Securities Act of all or any portion of their shares of common stock. These stockholders were limited to a total of two of such registrations. In addition, if the Company proposed to file a registration statement under the Securities Act for any underwritten sale of shares of any of its securities, certain of the Company's stockholders could request that the Company include in such registration the shares of common stock held by them on the same terms and conditions as the securities otherwise being sold in such registration. In connection with the closing of the transactions contemplated by the Investment Agreement, the Company, affiliates of Elliott, and the HCI Stockholders entered into a Registration Rights Agreement that, with respect to the HCI Stockholders, amended and restated the Stockholders’ Agreements. See Note 16 for additional information regarding the Investment Agreement.
In August 2015, in a secondary offering, the HCI Stockholders sold 2.0 million shares of common stock. The Company did not issue any shares in the offering and did not receive any proceeds from the sale of the shares; however, the Company incurred costs of $0.2 million.
Warrants to Acquire Common Stock
In connection with a business combination entered in 2007, the Company issued to existing Sargent Transportation Group, Inc. stockholders warrants that, upon the closing of the Company's initial public offering, became the right to acquire 2,269,263 shares of common stock at an exercise price of $13.39 per share. The warrants were exercisable at the option of the holder any time prior to March 13, 2017. Subsequent to year-end, but prior to filing, all of these warrants expired. No warrants were exercised during the year ended December 31, 2016 or 2015.
On December 11, 2009, in connection with financing the acquisition of Bullet Freight Systems, Inc. (“Bullet”), the Company issued warrants that, upon the closing of the Company's initial public offering, became the right to acquire 1,746,971 shares of common stock at an exercise price of $8.37 per share. The warrants were exercisable at the option of the holder any time prior to December 11, 2017. Subsequent to year-end, but prior to filing, all of these warrants expired. No warrants were exercised during the year ended December 31, 2016 or 2015.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On May 1, 2017, in connection with the issuance of Preferred Stock pursuant to the Investment Agreement, the Company issued 8-year warrants to purchase an aggregate of 379,572 shares of common stock, at an exercise price of $0.01 per share. See Note 16 for additional information regarding the Investment Agreement.
8. Share-Based Compensation
The Company's 2010 Incentive Compensation Plan (the “2010 Plan”) allows for the issuance of 2,500,000 shares of common stock. The 2010 Plan provides for the grant of stock options, restricted stock units, performance restricted stock units, and other awards to the Company's employees and directors.
In 2015, the Company added performance restricted stock units to its share-based compensation plan. Under the new program, performance restricted stock units were awarded to eligible employees based on pre-established financial performance goals. No performance restricted stock unit awards were earned as of December 31, 2016 or 2015.
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
The following table summarizes the nonvested restricted stock units as of December 31, 2016 and 2015:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2014	332,136	$22.76	2.5
Granted	19,051	23.60
Vested	(111,180)	21.34
Forfeitures	(31,232)	23.17
Nonvested as of December 31, 2015	208,775	$23.75	1.7
Granted	190,179	11.12
Vested	(104,886)	22.05
Forfeitures	(19,304)	20.04
Nonvested as of December 31, 2016	274,764	$15.67	1.8
Unrecognized share-based compensation expense for restricted stock units was $2.8 million and $3.1 million as of December 31, 2016 and 2015, respectively.
The Company previously maintained a Key Employee Equity Plan (“Equity Plan”), a stock-based compensation plan that permitted the grant of stock options to Company employees and directors. Stock options under the Equity Plan were granted with an exercise price equal to or in excess of the fair value of the Company’s stock on the date of grant. Such options vested ratably over a two or four year service period and were exercisable ten years from the date of grant, but only to the extent vested as specified in each option agreement. The Company no longer issues awards under this plan.
Group Transportation Services (“GTS”) previously maintained a Key Employee Equity Plan (“GTS Plan”), which permitted the grant of stock options to employees and directors. Stock options under the GTS Plan were granted with an exercise price equal to or in excess of the fair value of GTS’ stock on the date of grant. Such options vested ratably over a two or four year service period and were exercisable ten years from the date of grant, but only to the extent vested as specified in each option agreement. In connection with the Company’s merger with GTS effective upon the IPO, all options granted pursuant to the GTS Plan outstanding at the effective time of the merger became options to purchase shares of the Company’s common stock. The Company no longer issues awards under this plan.
Under the 2010 Plan, the Company may award stock options to certain key employees. The stock options vest ratably over a three to five year service period and are exercisable four to seven years from the date of grant, but only to the extent vested as specified in each option agreement. Stock options awarded are valued based upon the Black-Scholes option pricing model and

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. During 2016, the Company granted stock options to purchase 650,000 shares. No stock options were granted by the Company in 2015 or 2014.
Stock option fair value assumptions for the stock options granted during the year ended December 31, 2016 are as follows:

2016
Option life (years)	4 to 7 years
Risk free interest rate	1.3% to 1.8%
Dividend yield	—
Expected volatility	40.8% to 46.9%
Expected life (years)	3 to 5 years
Weighted average fair value of stock options granted	$2.04
A summary of the option activity for the years ended December 31, 2016 and 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of December 31, 2014	555,101	$14.92	1.7	$4,680
Granted	—	—
Exercised	(265,734)	15.09
Outstanding as of December 31, 2015	289,367	$14.77	0.7	$—
Granted	650,000	$10.20
Forfeited	(194,108)	15.97
Outstanding as of December 31, 2016	745,259	$12.34	4.4	$—
Unrecognized stock compensation expense for stock options was $1.0 million as of December 31, 2016. There was no unrecognized stock compensation expense as of December 31, 2015.
All outstanding options are non-qualified options. There were 95,259, 289,367, and 555,101 options exercisable as of December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, for exercisable options, the weighted-average exercise price was $12.34, the weighted average remaining contractual term was approximately four years and there was no estimated aggregate intrinsic value per share. As of December 31, 2016, 650,000 options were unvested.
Stock-based compensation expense for restricted stock units and stock options was $2.2 million, $2.5 million, and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. The related estimated income tax benefit recognized in the accompanying consolidated statements of operations, net of estimated forfeitures, was $0.9 million for each of the years ended December 31, 2016, 2015, and 2014.
9. Earnings (Loss) Per Share
Basic earnings or basic loss per common share is calculated by dividing net income or net loss by the weighted average number of common stock outstanding during the period. Diluted earnings or diluted loss per share is calculated by dividing net income or net loss by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company had stock options and warrants outstanding of 3,037,447 and 2,499,606 as of December 31, 2016 and 2015, respectively, that were not included in the computation of diluted earnings (loss) per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the year ended December 31, 2016. As of December 31, 2014, all stock options and warrants were included in the computation of diluted earnings (loss) per share. The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Year Ended December 31,
	2016	2015	2014
Basic weighted average common stock outstanding	38,318	38,179	37,852
Effect of dilutive securities:
Stock Options	—	72	169
Warrants	—	885	1,183
Restricted Stock Units	—	44	55
Diluted weighted average common stock outstanding	38,318	39,180	39,259
10. Income Taxes
The components of the Company’s (benefit from)/provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(23,500)	$10,931	$14,922
Foreign, state and local	660	3,627	2,854
Deferred:
Federal	(39,695)	1,874	2,388
Foreign, state and local	(3,746)	880	79
(Benefit from) provision for income taxes	$(66,281)	$17,312	$20,243
The Company’s income tax (benefit)/provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax (loss)/income as shown in the following reconciliations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statutory federal rate	$(149,310)	$15,026	$18,534
Meals and entertainment	324	287	247
State income taxes — net of federal benefit	(5,368)	1,294	1,348
Goodwill impairment	86,776	—	—
Contingent purchase obligation adjustments	(860)	(955)	(408)
Change in valuation allowance	1,624	99	126
Other	533	1,561	396
Total	$(66,281)	$17,312	$20,243

The Company recorded assets for refundable current federal and state income taxes of $40.8 million and $20.7 million as of December 31, 2016 and 2015, respectively. These are classified in the consolidated balance sheets as income tax receivable.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The tax rate effects of temporary differences that give rise to significant elements of deferred tax assets and deferred tax liabilities as of December 31 were as follows (in thousands):

	2016	2015
Current deferred income tax assets:
Accounts receivable	$—	$5,701
Accrued expenses and other current liabilities	—	15,190
Total	$—	$20,891
Noncurrent deferred income tax assets (liabilities):
Accounts receivable	$7,140	$—
Accrued expenses and other current liabilities	18,823	—
Prepaid expenses and other current assets	(6,572)	—
Net operating losses	3,358	726
Goodwill and intangible assets	(20,005)	(64,747)
Property and equipment	(45,711)	(41,187)
Deferred compensation	746	449
Total	$(42,221)	$(104,759)
Valuation allowance	(1,953)	(329)
Total, net of valuation allowance	$(44,174)	$(105,088)
The Company had $21.5 million of current deferred tax assets and $0.6 million of current deferred tax liabilities as of December 31, 2015. As discussed in Note 1, the Company is adopting the amendments of ASU 2015-17 on a prospective basis, as of December 31, 2016. Therefore, there is no current asset as of December 31, 2016 classified as deferred income taxes in the consolidated balance sheet. A net current deferred tax asset of $20.9 million as of December 31, 2015 was classified as deferred income taxes in the consolidated balance sheet. The Company had $0.8 million of noncurrent deferred tax assets (net of valuation allowance) and $105.9 million of noncurrent deferred tax liabilities as of December 31, 2015. The net noncurrent deferred income tax liability of $44.2 million (net of current deferred tax assets and valuation allowance) as of December 31, 2016 and $105.1 million as of December 31, 2015 (net of valuation allowance) is classified in the consolidated balance sheets as long-term deferred tax liabilities.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including through reversals of existing cumulative temporary differences. With respect to separate state and local tax returns filed by certain subsidiaries, a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. On the basis of the Company's evaluation, the Company has recorded a valuation allowance of $2.0 million and $0.3 million as of December 31, 2016 and 2015, respectively, primarily related to net operating loss carryforwards and other deferred tax assets that will not “more likely than not” be realized in the future on separately filed state and local tax returns. Federal net operating loss carryforwards (some of which are subject to annual Section 382 limitations) expire between 2030 and 2036. State net operating loss carryforwards expire between 2019 and 2036.
There was an immaterial liability for unrecognized tax benefits recorded as of December 31, 2016 and 2015. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Income tax related interest and penalties were immaterial as of December 31, 2016 and 2015. The Company is subject to federal tax examinations for all tax years subsequent to December 31, 2012, and state tax examinations for tax years subsequent to December 31, 2011. The Internal Revenue Service (“IRS”) is currently reviewing the Company's 2013 amended federal tax return and 2014-2016 originally filed federal tax returns. Although the pre-2013 and pre-2012 years are no longer subject to examinations by the IRS and various state taxing authorities, respectively, certain state net operating loss carryforwards generated in those years were used by the Company during 2015 and may still be adjusted upon examination by state taxing authorities if they were used after 2011 or will be used in a future period.
11. Guarantees

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2020.  The potential maximum exposure under these lease guarantees was approximately $13.8 million as of December 31, 2016.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease. The Company estimated the fair value of its liability under this on-going guarantee to be $1.6 million and $4.7 million, which is recorded in accrued expenses and other current liabilities, as of December 31, 2016 and December 31, 2015, respectively.
In 2016, the Company began to offer a new lease purchase program that did not include a guarantee, and offered newer equipment under factory warranty that was more cost effective to the ICs. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In late 2016, management committed to a plan to divest of these older assets. The Company recorded a loss reserve of $8.9 million as of December 31, 2016 for the guarantee and reconditioning costs associated with the planned divestiture.
The Company made payments for the termination of certain lease purchase assets and associated reconditioning costs of $9.3 million for the year ended December 31, 2016 and $5.9 million for the year ended December 31, 2015.
12. Commitments and Contingencies
Employee Benefit Plans
The Company sponsors defined contribution profit sharing plans for substantially all employees of the Company and its subsidiaries. The Company provides matching contributions on some of these plans. Total expense under these plans was $2.4 million, $2.8 million, and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Operating Leases
The Company leases terminals, office space, trucks, trailers, and other equipment under noncancelable operating leases expiring on various dates through 2027. The Company incurred rent expense from operating leases of $72.8 million, $66.6 million, and $56.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2016 (in thousands):

Year Ending:	Amount
2017	$52,720
2018	44,807
2019	29,802
2020	19,200
2021	10,868
Thereafter	23,285
Total	180,682
Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amounts. As of December 31, 2016 and 2015, the Company had reserves for estimated uninsured losses of $21.5 million and $25.9 million, respectively, included in accrued expenses and other current liabilities.

In addition to the legal proceedings described above, the Company is a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In May 2017, the California Division of Labor Standards and Enforcement ruled against the Company in a number of these cases, which the Company intends to appeal. In 2017 and 2018, the Company reached settlement agreements on a number of these labor related lawsuits and administrative actions and recorded a reserve of $3.7 million as of December 31, 2016 in aggregate legal settlements. As of December 31, 2016 the Company has recorded additional litigation and defense reserves of approximately $6.7 million related to pending lawsuits, which are recorded in the consolidated balance sheets in accrued expenses and other current liabilities.
Jeffrey Cox and David Chidester filed a Complaint against certain of the Company’s subsidiaries in state court in California in a post-acquisition dispute. The Complaint alleges contract, statutory and tort based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment of more than $2.4 million is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted the Company’s motion to compel arbitration of all non-employment claims alleged in the Complaint. The plaintiffs are now required to comply with the dispute resolution process outlined in the Central Cal Agreement, and submit the dispute to a Settlement Accountant. The plaintiffs have indicated that they would like to transfer the remaining employment claims to the related and also pending employment dispute.
Following the Company's press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin on behalf of a class of persons who acquired common stock of the Company between May 8, 2014 and January 30, 2017, inclusive. The Complaints allege that the Company, Mark A. DiBlasi, and Peter R. Armbruster violated Section 10(b) of the Exchange Act, and Messrs. DiBlasi and Armbruster violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding its internal control over financial reporting and its financial statements. The Complaints seek certification as a class action, compensatory damages, and attorney’s fees and costs. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation, and appointed Public Employees’ Retirement System as lead plaintiff. Counsel for lead plaintiff has advised the Company of their intent to file a consolidated Amended Complaint after the Company issues its restated financial statements.
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
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on the Company's behalf and class action claims in the United States District Court for the Eastern District of Wisconsin (Case No. 17-cv-00893-PP) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, Brian van Helden, Scott Dobak, and Ralph Kittle. Count I of the Complaint alleges the Individual Defendants other than Armbruster, Dobak, Evans, Kittle, and van Helden, violated Section 14(a) of the Exchange Act by making false and misleading statements in proxies concerning the Company's financial statements and internal controls. Count II of the Complaint alleges: (i) all the Individual Defendants breached their fiduciary duties of good faith, candor, and loyalty by creating a culture of lawlessness; (ii) the Officer Defendants knew, were reckless, or were grossly negligent in not knowing that the Company lacked effective internal controls and its financial statements were inaccurate; (iii) the Director Defendants other than Dobak and Kittle breached their duty of loyalty by recklessly permitting the improper statements concerning the Company's internal controls and financial statements; (iv) the Director Defendants other than Dobak and Kittle breached their fiduciary duty and committed the ultra vires act of appointing the interlocking director defendant Dobak to the Board in violation of Section 8 of the Clayton Act; and (v) the Audit Committee Defendants breached their fiduciary duty of loyalty by approving the statements concerning the Company's internal controls and financial statements. Count III of the Complaint alleges all the Individual Defendants wasted corporate assets by: (i) spending hundreds of millions of dollars to purchase various companies in connection with its alleged reckless growth-through-acquisition strategy; (ii) forcing the Company to have to defend itself in the securities fraud lawsuits; and (iii) paying improper compensation and bonuses to certain of its executive officers and directors who breached their fiduciary duty. Count IV of the Complaint alleges all the Individual Defendants were unjustly enriched as a result of the compensation and director remuneration they received while breaching their fiduciary duties. Count V of the Complaint alleges a direct claim against the Company's current directors based on its failure to hold an annual meeting of stockholders by June 18, 2017 (13 months after its previous annual meeting of stockholders). The Complaint seeks judgment awarding unspecified damages, directing us to make certain corporate governance changes, awarding restitution, ordering disgorgement, directing the Company to hold its annual meeting of stockholders, and directing its Board to remove Dobak from the Board. On September 29, 2017, all the Defendants filed a motion to dismiss the complaint. The motion is being held in abeyance pending the Company filing its restated consolidated financial statements.
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
13. Related Party Transactions
The Company had an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay transaction fees and an annual advisory fee of $0.1 million. The Company owed $0.1 million to HCI for advisory services and travel expenses for the year ended December 31, 2016. The Company paid an aggregate of $0.2 million to HCI for services performed in connection with the sixth amended and restated credit agreement, advisory fees, and travel expenses during the year ended December 31, 2016. The Company paid an aggregate of $0.9 million to HCI for services performed in connection with the fifth amended and restated credit agreement, advisory fees, and travel expenses during the year ended December 31, 2015. As disclosed in Note 16, the advisory agreement was terminated on May 2, 2017.
As part of the acquisition of Bullet, certain existing stockholders and their affiliates received eight-year warrants that, upon the closing of the Company's initial public offering, became the right to acquire 1,388,620 shares of the Company's common stock. No warrants were exercised by affiliated parties during 2016 or 2015. There were 274,362 warrants outstanding as of December 31, 2016 and 2015. Subsequent to year-end, but prior to filing, all of these warrants expired.
The Company has a number of dedicated carriers that haul freight for the operating companies that are owned by employees of the operating companies. The Company paid an aggregate of $8.3 million and $5.6 million to these carriers during the years ended December 31, 2016 and 2015, respectively.
The Company has a number of facility leases with related parties. At one of the facilities the Company also contracts dock workers from the leasing company. The Company paid an aggregate of $3.7 million and $1.5 million for the lease and dock workers during the years ended December 31, 2016 and 2015, respectively.
During 2016, the Company entered into and completed a sale leaseback transaction to sell the Stagecoach warehouse and corporate office to an entity owned by the individual who manages Stagecoach for a total sale price of $3.5 million.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $0.9 million and $0.2 million during the years ended December 31, 2016 and 2015, respectively.
14. Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three segments: TL; LTL; and Global Solutions. As indicated in Note 1, the Company realigned two of its operating companies into different segments. Segment disclosures as of and for the years ended December 31, 2015 and 2014 have been

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

retrospectively revised to reflect the change in segments. Subsequent to December 31, 2016, the Company re-branded Global Solutions as Ascent Global Logistics.
These segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed corporate, which is not a segment and includes legal expenses, lease purchase guarantee reserve expenses, acquisition transaction expenses, corporate salaries, and share-based compensation expense.
One direct customer, General Motors, accounted for approximately 12% of revenue, or approximately $252.1 million within the Company's TL segment, for the year ended December 31, 2016. No single direct customer accounted for more than 10% of revenue for the years ended December 31, 2015 and 2014.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table reflects certain financial data of the Company’s segments, which has been adjusted for the effects of the restatement described in Note 15 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
TL	$1,246,798	$1,128,390	$943,055
LTL	461,540	515,328	577,175
Global Solutions	335,510	377,137	367,423
Eliminations	(10,648)	(28,689)	(15,183)
Total	2,033,200	1,992,166	1,872,470
Impairment charges:
TL	$159,118	$—	$—
LTL	197,312	—	—
Global Solutions	17,231	—	—
Total	373,661	—	—
Operating (loss) income:
TL	$(164,100)	$48,717	$42,187
LTL	(203,600)	15,438	17,929
Global Solutions	8,143	28,268	26,242
Corporate	(44,217)	(30,052)	(20,042)
Total operating (loss) income	(403,774)	62,371	66,316
Interest expense	22,827	19,439	13,363
(Loss) income before income taxes	$(426,601)	$42,932	$52,953
Depreciation and amortization:
TL	$27,622	$22,587	$15,285
LTL	4,052	2,801	2,964
Global Solutions	4,938	4,903	4,868
Corporate	1,533	1,335	1,137
Total	$38,145	$31,626	$24,254
Capital expenditures(1):
TL	$9,630	$48,527	$32,525
LTL	4,051	11,367	5,147
Global Solutions	3,813	429	1,715
Corporate	79	2,078	2,588
Total	$17,573	$62,401	$41,975
(1) The total capital expenditures for the year ended December 31, 2015 includes both the cash and non-cash portions as reflected in the Consolidated Statement of Cash Flows.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2016	2015	2014
Total assets:
TL	$498,330	$656,491	$594,296
LTL	129,899	330,203	326,489
Global Solutions	302,164	317,453	330,559
Corporate	4,189	8,057	6,050
Eliminations (1)	(1,028)	(4,451)	(6,756)
Total	$933,554	$1,307,753	$1,250,638
(1) Eliminations represents intercompany trade receivable balances between the three segments.
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
On January 27, 2017, the Audit Committee, as a result of the information obtained in connection with the ongoing internal investigation and after considering the recommendation of management, determined that previously issued (1) consolidated financial statements as of December 31, 2015 and 2014 and for the three years in the period ended December 31, 2015; (2) unaudited condensed consolidated financial statements for the quarterly periods in the years ended December 31, 2015 and 2014; and (3) the unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2016, June 30, 2016, and September 30, 2016, should no longer be relied upon due to the identification of material accounting errors. The restatement also affects periods prior to the year ended December 31, 2014, with the cumulative effect of the errors reflected in the adjustment to the January 1, 2014 opening stockholders' investment balance.
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
The Company determined that it did not properly establish an accrual for contractor or driver payables incurred but not paid at the acquisition date for one of its operating companies. It was also determined that subsequent accruals were also not established, thereby understating purchase transportation costs. Using actual payment data, the Company determined the accrual for its driver and contractor payables at the date of acquisition and at the end of each subsequent period. Additionally, the Company identified discrepancies between how certain operating companies were recording settlement deductions for ICs resulting in an overstatement of purchased transportation costs and an understatement of other operating expenses. The Company corrected purchased transportation costs and other operating expenses in the restated consolidated financial statements.
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
Debt Reclassification
As discussed in Note 6, after considering the effects of the restatement adjustments, the Company was not in compliance with its debt covenants and as such, reclassified all of its debt from long-term to current.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Impact on Consolidated Statements of Operations
The net effect of the restatement described above on the Company's previously issued consolidated statements of operations for the years ended December 31, 2015 and 2014 is as follows (in thousands):

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

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Impact on Consolidated Balance Sheets
The net effect of the restatement described above on the Company's previously issued consolidated balance sheets as of December 31, 2015 is as follows (in thousands):

	December 31, 2015
	As Previously Reported(1)	Receivables & Related Reserves	Unrecorded Charges & Contingent Liabilities		Insurance Reserves & Related Receivables	Capital Improvements & Aircraft Spare Parts	Income Taxes & Debt Reclassification	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$8,664	$—	$(734)		$—	$—	$—	$7,930
Accounts receivable	272,176	(12,147)	—		—	—	—	260,029
Deferred income taxes	4,876	—	—		—	—	16,015	20,891
Income taxes receivable	11,262	—	—		—	—	9,401	20,663
Prepaid expenses and other current assets	50,839	(112)	(10,464)		(2,405)	(807)		37,051
Total current assets	347,817	(12,259)	(11,198)		(2,405)	(807)	25,416	346,564
Property and equipment, net	197,744	—	302	—	—	(2,682)	—	195,364
Other assets:
Goodwill	691,118	(2,136)	(530)		—	(9,626)	3,984	682,810
Intangible assets, net	76,694	—	(1,000)		—	—	—	75,694
Other noncurrent assets	12,752	(230)	1,368		—	—	(6,569)	7,321
Total other assets	780,564	(2,366)	(162)		—	(9,626)	(2,585)	765,825
Total assets	$1,326,125	$(14,625)	$(11,058)		$(2,405)	$(13,115)	$22,831	$1,307,753
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$15,000	$—	$—		$—	$—	$417,830	$432,830
Accounts payable	104,357	11,125	684		—	—	—	116,166
Accrued expenses and other current liabilities	48,657	288	15,225		17,644	—	108	81,922
Total current liabilities	168,014	11,413	15,909		17,644	—	417,938	630,918
Long-term debt, net of current maturities	424,399	—	—		—	—	(424,399)	—
Long-term deferred tax liabilities	104,400	—	—		—	—	688	105,088
Other long-term liabilities	16,005	—	(697)		—	—	—	15,308
Total liabilities	712,818	11,413	15,212		17,644	—	(5,773)	751,314
Commitments and contingencies (Note 12)
Stockholders' investment:
Common stock	383	—	—		—	—	—	383
Additional paid-in capital	397,253	—	—		—	—	—	397,253
Retained earnings	215,671	(26,038)	(26,270)		(20,049)	(13,115)	28,604	158,803
Total stockholders’ investment	613,307	(26,038)	(26,270)		(20,049)	(13,115)	28,604	556,439
Total liabilities and stockholders' investment	$1,326,125	$(14,625)	$(11,058)		$(2,405)	$(13,115)	$22,831	$1,307,753
(1) As previously reported balances have been revised to separate taxes receivable from prepaid expenses and other current assets and long-term deferred tax liabilities from other long-term liabilities.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Cumulative Effect of Prior Period Adjustments
The following table presents the impact of the restatement on the Company's beginning retained earnings and other stockholders' investment balances, cumulatively to reflect adjustments recorded to all periods prior to January 1, 2014 (in thousands, except share amounts):

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Investment
BALANCE, January 1, 2014 (as previously reported)	37,564,446	$376	$384,292	$115,697	$500,365
Receivables & related reserves	—	—	—	(6,285)	(6,285)
Unrecorded charges & contingent liabilities	—	—	—	(3,002)	(3,002)
Insurance reserves & related receivables	—	—	—	(8,927)	(8,927)
Capital improvements & aircraft spare parts	—	—	—	(3,586)	(3,586)
Income taxes & debt reclassification	—	—	—	6,576	6,576
BALANCE, January 1, 2014 (As Restated)	37,564,446	$376	$384,292	$100,473	$485,141

Impact on Consolidated Statements of Cash Flows
The net effect of the restatement described above on the Company's previously issued consolidated statements of cash flows for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	For the Year Ended December 31, 2015
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$48,000	$(22,380)	$25,620
Depreciation and amortization	34,608	(697)	33,911
(Gain) loss on disposal of buildings and equipment	(424)	1,724	1,300
Share-based compensation	2,500	—	2,500
Adjustments to contingent purchase obligation	—	(2,931)	(2,931)
Provision for bad debts	3,010	1,806	4,816
Excess tax benefit on share-based compensation	(1,175)	—	(1,175)
Deferred tax provision	10,534	(7,780)	2,754
Changes in (net of acquisitions):
Accounts receivable	13,984	5,057	19,041
Income tax receivable	—	(7,020)	(7,020)
Prepaid expenses and other assets	(17,603)	11,575	(6,028)
Accounts payable	(15,658)	3,729	(11,929)
Accrued expenses and other liabilities	(4,414)	11,769	7,355
Net cash provided by operating activities	73,362	(5,148)	68,214
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(32,765)	—	(32,765)
Capital expenditures	(54,859)	4,875	(49,984)
Proceeds from sale of buildings and equipment	6,080	(2)	6,078
Net cash used in investing activities	(81,544)	4,873	(76,671)
Cash flows from financing activities:
Net cash provided by financing activities	5,501	77	5,578
Net (decrease) increase in cash and cash equivalents	(2,681)	(198)	(2,879)
Cash and cash equivalents:
Beginning of period	11,345	(536)	10,809
End of period	$8,664	$(734)	$7,930

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$51,974	$(19,264)	$32,710
Depreciation and amortization	27,145	(824)	26,321
(Gain) loss on disposal of buildings and equipment	(106)	315	209
Share-based compensation	2,255	—	2,255
Adjustments to contingent purchase obligation	—	(1,722)	(1,722)
Provision for bad debts	4,499	5,154	9,653
Excess tax benefit on share-based compensation	(1,441)	—	(1,441)
Deferred tax provision	7,512	(5,045)	2,467
Changes in (net of acquisitions):
Accounts receivable	(44,520)	892	(43,628)
Income tax receivable	—	(5,899)	(5,899)
Prepaid expenses and other assets	(5,180)	145	(5,035)
Accounts payable	10,877	4,044	14,921
Accrued expenses and other liabilities	(12,385)	18,802	6,417
Net cash provided by operating activities	40,630	(3,402)	37,228
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(230,818)	—	(230,818)
Capital expenditures	(44,977)	3,002	(41,975)
Proceeds from sale of buildings and equipment	6,951	—	6,951
Net cash used in investing activities	(268,844)	3,002	(265,842)
Cash flows from financing activities:
Net cash provided by financing activities	234,121	(136)	233,985
Net (decrease) increase in cash and cash equivalents	5,907	(536)	5,371
Cash and cash equivalents:
Beginning of period	5,438	—	5,438
End of period	$11,345	$(536)	$10,809
16. Subsequent Events
Investment Agreement
On May 1, 2017, the Company entered into the Investment Agreement with Elliott, pursuant to which the Company issued and sold shares of its Preferred Stock to Elliott for an aggregate purchase price of $540.5 million. The proceeds of the sale of the Preferred Stock were used to pay off and terminate the Company’s senior credit facility and to provide working capital to support the Company’s current operations and future growth.
The Company made certain customary representations and warranties in the Investment Agreement and agreed to certain covenants, including agreeing to use reasonable best efforts to enter into, within 90 days following the Closing Date, an asset based lending facility (the earlier of (i) the date of such entry and (ii) the expiration of such 90 day period, the “Refinancing Date”).
From the closing date until the Refinancing Date, the Company agreed to pay Elliott a daily payment in an amount equal to $33,333.33 per calendar day (which amount accrued daily and was payable monthly in arrears). On July 21, 2017, the Company entered into the ABL Facility (which was deemed to be the “New ABL Facility” under the Investment Agreement) and used the initial proceeds from the ABL Facility for working capital purposes and to redeem all of the outstanding shares of the Series F Preferred Stock issued to Elliott.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Certain Terms of the Preferred Stock

	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock
Shares at $0.01 Par Value	155,000	55,000	100	90,000	240,500
Price / Share	$1,000	$1,000	$1.00	$1,000	$1,000
Dividend Rate	Adjusted Libor + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted Libor + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Libor + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Libor + 6.25% at closing. Additional 3.00% upon certain triggering events.
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	(a) Refinancing Date: 101.0% upon redemption with new ABL (b) From Closing Date: Refinancing Date-12 months: 106.5% 12-24 months: 103.5%
Redemption rights are at the option of the Company or upon a change in control, at the option of the holder. The holders of Series C Preferred Stock and Series D Preferred Stock have the right to participate equally and ratably with holders of common stock in all cash dividends paid on shares of common stock.
Other Terms of the Preferred Stock
Voting. The holders of Preferred Stock will generally not be entitled to vote on any matters submitted to a vote of the stockholders of the Company. So long as any shares of Preferred Stock are outstanding, the Company may not take certain actions without the prior approval of the holders of shares of Preferred Stock representing a majority of the aggregate liquidation value of all of the shares of Preferred Stock (the “Preferred Requisite Vote”), voting as a separate class, including, among other matters: (1) amending, altering, repealing or otherwise modifying any provision of the Company’s certificate of incorporation, certificate of designations or bylaws in a manner that would alter or change the terms or the powers, preferences, rights or privileges of the Preferred Stock; (2) declaring, paying or setting aside for payment any dividends or distributions upon any junior securities; (3) repurchasing, redeeming or otherwise acquiring any junior securities or parity securities (other than for certain ordinary course purposes) for any consideration or paying any moneys or making available for a sinking fund for the redemption of any shares of such junior securities or parity securities; (4) authorizing, creating, increasing the authorized amount of, or issuing any class or series of senior securities or parity securities, including any securities convertible into, or exchangeable or exercisable for, any senior securities or parity securities; (5) amending, restating, supplementing, modifying or replacing any debt agreement or other financing agreement which would restrict the minimum cash dividend payments contemplated by the certificates of designations for the Preferred Stock; (6) subject to various exceptions (including the New ABL Facility), incurring any indebtedness; or (7) subject to an agreed upon exception, during the six months following the Closing Date, making any divestiture, or series of related divestitures, valued at or more than $10 million.
Board of Directors. For so long as (a) any shares of Series B Preferred Stock or Series C Preferred Stock are issued and outstanding and (b) Elliott hold shares of Preferred Stock collectively representing a majority of the liquidation value of the Preferred Stock, the holders of Preferred Stock shall have the exclusive right, acting with the Preferred Requisite Vote, to nominate and elect two (2) individuals selected by the holders of Preferred Stock, or to require the Company’s Board of Directors to fill two (2) vacancies in the Board of Directors with individuals selected by the holders of Preferred Stock, to serve as, respectively, a Class II director and a Class III director of the Company (the “Preferred Stock Directors”).

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Following the redemption of all shares of Series B Preferred Stock and Series C Preferred Stock have been redeemed, and until such time as all shares of Series D Preferred Stock are redeemed, for so long as Elliott holds at least 5.0% of the equity value of the Company, the holders of Preferred Stock shall have the exclusive right acting with the Preferred Requisite Vote, to (i) nominate and elect one (1) Preferred Stock Director, and (ii) designate one individual to act as an observer to the Board of Directors.
In the event of any Triggering Event (as defined in the Certificates of Designations), subject to applicable rules of the New York Stock Exchange, including, without limitation, independent director requirements, the number of directors constituting the Board of Directors shall be increased such that the number of vacancies on the Board of Directors resulting from such increase (the “Triggering Event Vacancies”), together with the Preferred Stock Directors (to the extent then serving on the Board of Directors), constitutes a majority of the Board of Directors. The holders of Preferred Stock shall have the right, acting with the Preferred Requisite Vote, to nominate and elect individuals selected by the holders of Preferred Stock to fill such Triggering Event Vacancies and thereby serve as directors of the Company, or to require the Board of Directors to act to fill such Triggering Event Vacancies with individuals selected by such holders of Preferred Stock, to serve as directors of the Company, and the size of the Board of Directors shall be increased as needed. Each such director so elected is referred to as a “Triggering Event Director”. When a Triggering Event is no longer continuing, then the right of the holders of Preferred Stock to elect the Triggering Event Directors will cease, the terms of office of the Triggering Event Directors will immediately terminate and the number of directors constituting the Board of Directors will be reduced accordingly. The holders of Preferred Stock have other rights in the event of a Triggering Event, as described in the Certificate of Designations.
Board Committees. Until such time as all shares of Series B Preferred Stock has been redeemed, the Company shall, upon the request of the holders of Preferred Stock, acting with the Preferred Requisite Vote, cause each of the Compensation Committee of the Board of Directors and the Nominating and Corporate Governance Committee of the Board of Directors to include one Preferred Stock Director, in each case, to the extent permitted under applicable requirements of the New York Stock Exchange or applicable law.
Warrant Agreement
In connection with the issuance of the Preferred Stock pursuant to the Investment Agreement, the Company and Elliott entered into a Warrant Agreement (the “Warrant Agreement”), pursuant to which the Company issued to Elliott eight year warrants (the “Warrants”) to purchase an aggregate of 379,572 shares of the Company's common stock at an exercise price of $0.01 per share.
Stockholders’ Agreement
In connection with the issuance of the Preferred Stock pursuant to the Investment Agreement, the Company and Elliott entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”), pursuant to which Elliott was granted certain preemptive rights and other rights.
Subject to customary exceptions, each Eligible Elliott Party (as defined in the Stockholders’ Agreement) shall have the right to purchase their pro rata percentage of subsequent issuances of equity securities offered by the Company in any non-public offering.
Registration Rights Agreement
In connection with the issuance of the Preferred Stock pursuant to the Investment Agreement, the Company, Elliott, and investment funds affiliated with HCI entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company granted certain demand and piggyback registration rights.
Termination of HCI Advisory Agreement
In connection with the issuance of the Preferred Stock pursuant to the Investment Agreement, the Company and HCI entered into a Termination Agreement dated May 2, 2017 (the “Termination Agreement”), pursuant to which the Company and HCI agreed to terminate the Amended and Restated Advisory Agreement, dated as of September 12, 2011 (the “Advisory Agreement”). Pursuant to the Termination Agreement, HCI waived the Company’s payment of any and all unpaid fees and expenses accrued under the Advisory Agreement through the Closing Date.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Credit Agreement and Senior Credit Facility
On July 21, 2017, the Company entered into a credit agreement with BMO Harris Bank, N.A. and certain other lenders (“ABL Facility”). The proceeds from the ABL Facility were used to redeem all of the outstanding shares of the Series F cumulative redeemable preferred stock and working capital purposes. The ABL Facility consists of:

•	$200.0 million asset-based revolving line of credit, of which $20.0 million may be used for swing line loans and $30.0 million may be used for letters of credit;

•	Approximately $56.8 million term loan facility; and

•	$35.0 million asset-based facility available to finance future capital expenditures
The ABL Facility matures on July 21, 2022. Principal on the term loan facility is due in quarterly installments commencing on March 31, 2018. The ABL Facility contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. In addition, the ABL Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted. The ABL Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of the Company's business.
On December 15, 2017, the Company entered into a First Amendment to the ABL Facility. Pursuant to the Amendment the ABL Facility was amended to (i) reduce the maximum borrowing amount under the revolving line of credit by $15.0 million and (ii) terminate the asset-based facility available to finance future capital expenditures.
Sale of Unitrans
On September 15, 2017, Ascent Global Logistics Holdings, Inc. (“Ascent”), a wholly owned subsidiary of the Company, sold all of the issued and outstanding capital stock of Unitrans, Inc., a wholly owned subsidiary of Ascent, pursuant to the terms of a Stock Purchase Agreement, dated as of August 16, 2017 for cash consideration of $95.0 million. The proceeds of the sale were used to redeem a portion of the Series E cumulative redeemable preferred stock. As of December 31, 2016, Unitrans Inc. did not meet the criteria to be classified as held for sale and accordingly, its results are presented with continuing operations.
Enactment of US Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act was signed into United States law, and most changes are effective as of January 1, 2018. The law includes various provisions that will affect corporations, including a reduction of the corporate income tax rate from a 35% maximum rate to a 21% flat rate, enhanced “bonus depreciation” for capital equipment purchases, limitations on interest expense deductions, changes to net operating loss carryback and carryforward rules, and changes to US taxation of foreign profits. The corporate tax rate reduction is expected to result in a discrete tax benefit during the three months ended December 31, 2017 as a result of recalculating the carrying value of the Company's deferred tax assets and liabilities. The Company is in the process of reviewing and analyzing the law in detail, and will provide an update regarding its impact on the business and the Company's consolidated financial statements in subsequent filings.