Form 10-Q
period 2017-03-31
Roadrunner Transportation Systems, Inc.
filed 2018-03-30
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 26, 2018, there were outstanding 38,495,047 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$38,813	$29,513
Accounts receivable, net of allowances of $16,647 and $18,573, respectively	241,111	272,924
Income tax receivable	37,207	40,766
Prepaid expenses and other current assets	31,268	31,284
Total current assets	348,399	374,487
Property and equipment, net of accumulated depreciation of $94,002 and $88,453, respectively	167,875	171,857
Other assets:
Goodwill	312,541	312,541
Intangible assets, net	63,471	65,549
Other noncurrent assets	7,521	9,120
Total other assets	383,533	387,210
Total assets	$899,807	$933,554
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$467,323	$445,589
Accounts payable	111,958	149,067
Accrued expenses and other current liabilities	96,244	89,381
Total current liabilities	675,525	684,037
Deferred tax liabilities	38,461	44,174
Other long-term liabilities	7,881	7,875
Total liabilities	721,867	736,086
Commitments and contingencies (Note 9)
Stockholders’ investment:
Common stock $.01 par value; 105,000 shares authorized; 38,409 and 38,341 shares issued and outstanding	384	383
Additional paid-in capital	399,016	398,602
Retained deficit	(221,460)	(201,517)
Total stockholders’ investment	177,940	197,468
Total liabilities and stockholders’ investment	$899,807	$933,554
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended
	March 31,
	2017	2016
Revenues	$478,920	$466,546
Operating expenses:
Purchased transportation costs	316,285	308,039
Personnel and related benefits	74,410	68,349
Other operating expenses	96,830	73,873
Depreciation and amortization	9,305	9,209
Total operating expenses	496,830	459,470
Operating (loss) income	(17,910)	7,076
Interest expense	6,525	5,608
(Loss) income before (benefit from) provision for income taxes	(24,435)	1,468
(Benefit from) provision for income taxes	(4,492)	568
Net (loss) income	$(19,943)	$900
(Loss) earnings per share:
Basic	$(0.52)	$0.02
Diluted	$(0.52)	$0.02
Weighted average common stock outstanding:
Basic	38,365	38,284
Diluted	38,365	38,372
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(19,943)	$900
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,878	9,886
Loss on disposal of property and equipment	157	496
Share-based compensation	610	549
Provision for bad debts	458	764
Deferred tax (benefit) provision	(5,713)	367
Changes in:
Accounts receivable	31,355	468
Income tax receivable	3,559	(626)
Prepaid expenses and other assets	1,613	3,581
Accounts payable	(37,109)	9,076
Accrued expenses and other liabilities	7,511	(2,241)
Net cash (used in) provided by operating activities	(7,624)	23,220
Cash flows from investing activities:
Capital expenditures	(3,930)	(6,047)
Proceeds from sale of property and equipment	530	213
Net cash used in investing activities	(3,400)	(5,834)
Cash flows from financing activities:
Borrowings under revolving credit facilities	48,279	51,665
Payments under revolving credit facilities	(22,526)	(65,314)
Debt payments	(3,750)	(3,750)
Debt issuance cost	(842)	—
Issuance of restricted stock, net of taxes paid	(195)	(164)
Payment of capital lease obligation	(642)	(885)
Net cash provided by (used in) financing activities	20,324	(18,448)
Net increase (decrease) in cash and cash equivalents	9,300	(1,062)
Cash and cash equivalents:
Beginning of period	29,513	7,930
End of period	$38,813	$6,868
Supplemental cash flow information:
Cash paid for interest	$5,683	$3,734
Cash paid for (refunds from) income taxes, net	$(3,001)	$(79)
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Downers Grove, Illinois and has the following three segments: Truckload Logistics (“TL”), Less-than-Truckload (“LTL”), and Ascent Global Logistics (“Ascent”). Within its TL business, the Company operates a network of TL service centers and company dispatch offices, which are augmented by independent brokerage agents. Within its LTL business, the Company operates LTL service centers throughout the United States, complemented by relationships with numerous delivery agents. Within its Ascent business, the Company operates company offices and freight consolidation and inventory management centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to its customers, including domestic and international air and ocean transportation services. The Company operates primarily in the United States.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the Company's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
Change in Accounting Principle
On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Share-Based Payment Accounting. The Company will prospectively recognize any excess tax benefits or tax deficiencies through the condensed consolidated statements of operations and also offsets excess tax benefits and/or tax deficiencies against taxes payable. Also, the Company adopted the classification of the excess tax benefit on a retrospective basis and did not present excess tax benefits and/or tax deficiencies as financing activities within the condensed consolidated statements of cash flows for either period presented. Tax deficiency on share-based compensation was $0.3 million for the three months ended March 31, 2016. The Company has elected to recognize forfeitures as they occur.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 (“ASU 2014-09”), which was updated in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service (that is, the entity is a principal) or to arrange for that good or service to be provided by another party. When the principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount. When an entity that is an agent satisfies the performance obligation, that entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. Both ASU 2014-09 and ASU 2016-08 will be effective for the Company in 2018. The Company expects to adopt the new revenue standard on January 1, 2018 and is currently assessing all potential impacts of this standard. The Company determined key factors from the five-step process to recognize revenue as prescribed by the new standard that may be applicable to each of the Company's operating businesses that roll up into its three segments. Significant customers and contracts from each business unit were identified and the Company substantially completed the review of these contracts. Evaluation of the provisions of these contracts, and the comparison of historical accounting policies and practices to the requirements of the new standard (including the related qualitative disclosures regarding the potential impact of the effects of the accounting policies the Company expects to apply and a comparison to the Company's current revenue recognition policies), is in process. The Company will complete its process before filing its

Form 10-Q for the quarter ending March 31, 2018. The Company's work to date indicates that certain transactions with customers may require a change in the timing of when revenue and related expense is recognized. The Company is currently in the process of determining the expected quantitative impact that the adoption of Topic 606 will have on its financial statements. The standard allows for either a full retrospective or a modified retrospective adoption approach. The Company has not yet selected a transition method, as this decision will be dependent on the completion of its analysis as discussed above. The Company expects to make this determination prior to filing of, and make disclosure of that determination in, its Form 10-K for the fiscal year ended December 31, 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will be effective for the Company in 2019. For financing leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset; and (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to: (1) recognize the right-to-use asset and a lease liability, initially measured at the present value of the lease payments; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis; and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company is in the process of evaluating the guidance in ASU 2016-02 and will determine the total impact of the new guidance based on the current lease arrangements that are expected to remain in place. The Company expects adoption of this guidance will have a material impact on the Company's consolidated balance sheet given the Company will be required to record operating leases with lease terms greater than 12 months within assets and liabilities on the consolidated balance sheets. The Company has not yet determined how it will handle lease terms of 12 months or less.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which will be effective for the Company in 2018. ASU 2016-15 provides guidance on specific cash flow issues, including but not limited to, debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 provides guidance on how to account for the cash inflows and/or outflows in the statement of cash flows. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which will be effective for the Company in 2018. GAAP currently prohibits the recognition of current and deferred income taxes for intra-entity asset transfers other than inventory (e.g. property and equipment) until the asset has been sold to an outside party. Under ASU 2016-16, the FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs. ASU 2016-16 does not include any new disclosure requirements; however, existing disclosure around the rate reconciliations and types of temporary differences and/or carryforward that give rise to a significant portion of deferred income taxes may be applicable. The Company is in the process of evaluating the guidance for ASU 2016-16 and has not yet quantified the potential impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which will be effective for the Company in 2020, but early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 eliminates step two from the goodwill impairment test and instead requires an entity to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 reduces the amount of time and money spent determining the implied fair value of goodwill, which would allow the Company to more quickly evaluate and identify a recognized impairment.

2. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company evaluates goodwill and intangible assets for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires the Company to compare the estimated fair value at each of its reporting units to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit, a non-cash goodwill impairment loss is recognized as an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
For purposes of the impairment analysis, the fair value of the Company’s reporting units is estimated based upon an average of the market approach and the income approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates, and growth rates, among others. The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the Company competes, the discount rate, terminal growth rates, and forecasts of revenue, operating income, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships and property and equipment. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company's stock may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.
The Company has four reporting units for its three segments: one reporting unit or its TL segment; one reporting unit for its LTL segment; and two reporting units for its Ascent segment, which are the Ascent reporting unit and the Warehousing & Consolidation reporting unit. The Company conducts its goodwill impairment analysis for each of its four reporting units as of July 1 of each year.
There were no changes to goodwill during the first quarter of 2017. The following is a breakdown of the Company's goodwill as of December 31, 2016 and March 31, 2017 by segment (in thousands):

	TL	LTL	Ascent	Total
Goodwill	$99,214	$—	$213,327	$312,541

There were no changes to the accumulated goodwill impairment during the first quarter of 2017. The following is a breakdown of the Company's accumulated goodwill impairment losses as of December 31, 2016 and March 31, 2017 by segment (in thousands):

	TL	LTL	Ascent	Total
Accumulated goodwill impairment charges	$157,538	$197,312	$17,231	$372,081
Intangible assets consist primarily of customer relationships acquired from business acquisitions. Intangible assets as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$54,973	$(14,741)	$40,232	$54,973	$(13,606)	$41,367
LTL	1,358	(1,100)	258	1,358	(1,083)	275
Ascent	38,427	(15,446)	22,981	38,427	(14,520)	23,907
Total	$94,758	$(31,287)	$63,471	$94,758	$(29,209)	$65,549
The customer relationships intangible assets are amortized over their estimated useful lives, ranging from five to 12 years. Amortization expense was $2.1 million for both the three months ended March 31, 2017 and 2016, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of March 31, 2017 is as follows (in thousands):

Remainder 2017	$6,119
2018	7,932
2019	7,629
2020	7,257
2021	7,075
Thereafter	27,459
Total	$63,471
3. Fair Value Measurement
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
The classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.
Certain of the Company’s acquisitions contained contingent purchase obligations. The contingent purchase obligation related to acquisitions is measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine fair value. Changes to the fair value are recognized as income or expense within other operating expenses in the condensed consolidated statements of operations. In measuring the fair value of the contingent purchase obligation, the Company used an income approach that considers the expected future earnings of the acquired businesses, for the varying performance periods, based on historical performance and the resulting contingent payments, discounted at a risk-adjusted rate.
At March 31, 2017 and December 31, 2016, the Company had no contingent purchase obligations related to acquisitions. At March 31, 2016, the Company had a Level 3 financial liability for a contingent purchase obligation related to an acquisition with a fair value of $4.9 million. There was no change in the fair value of this obligation for the three months ended March 31, 2016.
4. Debt
Debt as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Senior debt:
Revolving credit facility	$198,453	$172,700
Term loan	274,000	277,750
Total debt	472,453	450,450
Less: Debt issuance costs	(5,130)	(4,861)
Total debt, net of debt issuance costs	467,323	445,589
Less: Current maturities	(467,323)	(445,589)
Total debt, net of current maturities	$—	$—
In 2015, the Company entered into a sixth amended and restated credit agreement (the “credit agreement”) with U.S. Bank National Association and other lenders, which increased the revolving credit facility from $350.0 million to $400.0 million and the term loan from $200.0 million to $300.0 million. The credit facility had a maturity date of July 9, 2019. Principal on the term loan was due in quarterly installments of $3.8 million. On June 17, 2016, the Company entered into a Consent, Waiver, and First Amendment (the “Amendment”) to the credit agreement. Pursuant to the Amendment, the Company, among other things, reduced the revolving line of credit under the senior credit facility from a maximum aggregate amount of $400.0 million to $300.0 million. The Company further reduced the revolving line of credit under the senior credit facility to $250.0 million pursuant to a Waiver entered into on November 14, 2016.
The credit agreement was collateralized by all assets of the Company and contained certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the

Amendment, the maximum cash flow leverage ratio was 4.50 to 1.0 for the four quarters ended June 30, 2016 and decreased to 4.00 to 1.0 for the four quarters ending September 30, 2016, 3.75 to 1.0 for the four quarters ending December 31, 2016, 3.50 to 1.0 for the four quarters ending March 31, 2017, 3.25 to 1.0 for the four quarters ending June 30, 2017. As modified by the Amendment, the minimum fixed charge coverage ratio was 1.15 to 1.0 for the four quarters ended June 30, 2016, continued to be 1.15 to 1.0 for the four quarters ending September 30, 2016 and December 31, 2016, and finally increased to 1.25 to 1.0 for all periods thereafter.
Additionally, the credit agreement contained negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements.
The Company categorizes the borrowings under the credit agreement as Level 2 in the fair value hierarchy described in Note 3. The carrying value of the Company's debt approximates fair value as the debt agreement bears interest based on prevailing variable market rates currently available. Borrowings under the credit agreement bore interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.50%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.50%. The revolving credit facility also provided for the issuance of up to $40.0 million in letters of credit. As of March 31, 2017, the Company had outstanding letters of credit totaling $19.8 million. As of March 31, 2017, total availability under the revolving credit facility was $31.8 million and the average interest rate on the credit agreement was 6.6%.
The Company was not in compliance with its debt covenants for the year ended December 31, 2016 and accordingly, the Company's senior debt was classified as current on its condensed consolidated balance sheets. On February 27, 2017, the Company entered into a Forbearance Agreement and Second Amendment to the credit agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Company's lenders agreed to forbear from exercising the remedies available under the credit agreement in respect to certain disclosed credit agreement events of default until the earliest to occur of (i) a breach by the Company of any of its covenants in the Forbearance Agreement, (ii) any other default or event of default under the credit agreement, (iii) March 31, 2017, and (iv) certain other specified events, including a material adverse effect. The Forbearance Agreement also amended certain credit agreement covenants and other provisions, required certain reporting and information, and imposed other obligations on the Company. On March 31, 2017, the Company entered into a Forbearance Agreement Extension and Third Amendment to the credit agreement (the “Forbearance Extension”). Pursuant to the Forbearance Extension, the Company’s lenders agreed to forbear from exercising the remedies available under the credit agreement in respect of certain disclosed credit agreement events of default until the earliest to occur of (i) a breach by the Company of any of its covenants in the Forbearance Extension, (ii) any other default or event of default under the credit agreement, (iii) May 19, 2017, and (iv) certain other specified events, including a material adverse effect. The Forbearance Extension also amended certain credit agreement covenants and other provisions, required certain reporting and information, and imposed other obligations on the Company.
On May 1, 2017, the Company entered into an Investment Agreement (the “Investment Agreement”), which closed on May 2, 2017, with affiliates of Elliott Management Corporation (“Elliott”), pursuant to which the Company issued and sold shares of its preferred stock, which will be accounted for similar to debt, and issued warrants for an aggregate purchase price of $540.5 million. The proceeds from the sale of the preferred stock were used to pay off and terminate the senior credit facility and to provide working capital to support the Company's current operations and future growth. See Note 12 for additional information regarding the Investment Agreement.
In addition, on July 21, 2017, the Company entered into a credit agreement with BMO Harris Bank, N.A. and certain other lenders (the “ABL Facility”). The Company used the initial proceeds from the ABL Facility for working capital purposes and to redeem all of the outstanding shares of its Series F Preferred Stock. See Note 12 for additional information regarding the ABL Facility.
5. Stockholders’ Investment
Changes in stockholders’ investment for the three months ended March 31, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning balance	$197,468	$556,439
Net (loss) income	(19,943)	900
Share-based compensation	610	549
Issuance of restricted stock units, net of taxes paid	(195)	(164)
Tax deficiency on share-based compensation	—	(253)
Ending balance	$177,940	$557,471
6. Earnings Per Share
Basic (loss) earnings per common share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options, the conversion of warrants, and the delivery of stock underlying restricted stock units using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net (loss) income used in the computation of basic and diluted (loss) earnings per share.

The Company had stock options and warrants outstanding of 1,358,895 as of March 31, 2017 and 2,575,585 as of March 31, 2016 that were not included in the computation of diluted earnings per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the three months ended March 31, 2017 and 2016. The following table reconciles basic weighted average common stock outstanding to diluted weighted average common stock outstanding (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Basic weighted average common stock outstanding	38,365	38,284
Effect of dilutive securities
Employee stock options	—	9
Warrants	—	55
Restricted stock units	—	24
Diluted weighted average common stock outstanding	38,365	38,372
7. Income Taxes
The effective income tax rate was 18.4% for the three months ended March 31, 2017 and 38.7% for the three months ended March 31, 2016. The (benefit from) provision for income taxes varies from the amount computed by applying the federal corporate income tax rate of 35.0% to (loss) income before (benefit from) provision for income taxes primarily due to state income taxes (net of federal tax effect) and adjustments for permanent differences. In determining the (benefit from) provision for income taxes, the Company applied an estimated annual effective tax rate to its ordinary operating results, and calculated the tax benefit or provision, if any, of other discrete items individually as they occurred. The estimated annual effective tax rate was based on expected ordinary operating results, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of ordinary income and expense. Non-deductible interest expense associated with the Company's preferred stock impacted the estimated annual effective tax rate for 2017, and therefore decreased the income tax benefit the Company received during the three months ended March 31, 2017.
8. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2021.  The potential maximum exposure under these lease guarantees was approximately $15.1 million as of March 31, 2017.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $1.7 million and $1.6 million as of March 31, 2017 and December 31, 2016, respectively, which are recorded in the condensed consolidated balance sheets in accrued expenses and other current liabilities.
The Company began to offer a lease purchase program that did not include a guarantee, and offered newer equipment under factory warranty that was more cost effective. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In late 2016, management committed to a plan to divest these older assets and recorded a loss reserve of $8.9 million as of December 31, 2016. The loss reserve for the guarantee and reconditioning costs associated with the planned divestiture was $5.4 million as of March 31, 2017, which was recorded in the condensed consolidated balance sheets in accrued expenses and other current liabilities.
The Company paid $4.0 million and $2.9 million under these lease guarantees during the first quarter of 2017 and 2016, respectively.
9. Commitments and Contingencies

In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amounts. As of March 31, 2017 and December 31, 2016, the Company had reserves for estimated uninsured losses of $24.3 million and $21.5 million, respectively, included in accrued expenses and other current liabilities.
In addition to the legal proceedings described above, the Company is a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In 2017 and 2018, the Company reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of March 31, 2017 and December 31, 2016, the Company recorded a reserve for settlements, litigation, and defense costs of $15.6 million and $10.4 million, respectively, which are included in accrued expenses and other current liabilities.
Jeffrey Cox and David Chidester filed a Complaint against certain of the Company’s subsidiaries in state court in California in a post-acquisition dispute. The Complaint alleges contract, statutory and tort based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted the Company’s motion to compel arbitration of all non-employment claims alleged in the Complaint. The plaintiffs are now required to comply with the dispute resolution process outlined in the Central Cal Agreement, and submit the dispute to a Settlement Accountant. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California.
Following the Company's press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against the Company and its former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed a Consolidated Amended Complaint (“CAC”) on behalf of a class of persons who purchased the Company’s common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) the Company and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, the Company’s former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of the Company’s financial statements; (b) the Company’s true earnings and expenses; (c) the effectiveness of the Company’s disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with the Company’s tractor lease guaranty program; (e) the Company’s leverage ratios and compliance with its credit facilities; and (f) the value of the goodwill the Company carried on its balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney’s fees and costs.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on the Company's behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden. Count I of the Complaint alleges the Director Defendants breached their fiduciary duties by “knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions,” and seeks unspecified damages. Count II of the Complaint alleges the Officer Defendants DiBlasi, Armbruster, and van Helden received substantial performance-based compensation and bonuses for fiscal year 2014 that should be disgorged. The action has been stayed by agreement pending a decision on an anticipated motion to dismiss the Amended Complaint filed in the securities class action described above.
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on the Company's behalf and class action claims in the United States District Court for the Eastern District of Wisconsin. On December 22, 2017, Chester County Employees Retirement Fund filed a Complaint alleging derivative claims on the Company's behalf in the United States District Court for the Eastern District of Wisconsin. On March 21, 2018, the Court entered an order consolidating the Kent and Chester County actions under the caption In re Roadrunner Transportation Systems, Inc. Stockholder Derivative Litigation (Case No. 17-cv-00893). On March 28, 2018, Plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint alleging claims on behalf of the Company against Peter Armbruster, Mark DiBlasi, Scott Dobak, Christopher Doerr, Ivor Evans, Brian van Helden, John Kennedy, III, Ralph Kittle, Brian Murray, Scott Rued, James Staley, Curtis Stoelting, William Urkiel, Chad Utrup, Judith Vijums, and Michael Ward. Count I alleges that several of the Defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 based upon alleged misrepresentations and omissions in several of the Company’s proxy statements. Count II alleges that all the Defendants breached their fiduciary duty. Count III alleges that all the Defendants wasted corporate assets. Count IV alleges that certain of the Defendants were unjustly enriched. The Complaint seeks monetary damages, improvements to the Company’s corporate governance and internal procedures, an accounting from Defendants of the damages allegedly caused by them and the improper amounts the Defendants allegedly obtained, and punitive damages.
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
10. Related Party Transactions
The Company had an advisory agreement with HCI Equity Management L.P. (“HCI”) that required the Company to pay transaction fees and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.2 million to HCI for advisory fees and travel expenses during the three months ended March 31, 2016. On May 2, 2017, the Company and HCI entered into a Termination Agreement in which HCI waived the Company’s payment of any and all unpaid fees and expenses accrued under the advisory agreement through May 2, 2017. See Note 12 for additional information regarding the Termination Agreement.
One of the Company's operating companies contracts with certain purchased transportation providers that are owned by employees of that operating company. The Company paid an aggregate of $2.6 million and $1.7 million to these purchased transportation providers during the three months ended March 31, 2017 and 2016, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $0.8 million and $0.6 million under these leases during the three months ended March 31, 2017 and 2016, respectively.
The Company received dividend payments from Great Republic Indemnity, an insurance captive, of $2.5 million and $0.5 million during the three months ended March 31, 2017 and 2016, respectively.
11. Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three segments: TL, LTL, and Ascent.
These segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed corporate, which is not a segment and includes legal expenses, corporate salaries, and share-based compensation expense.

The following table reflects certain financial data of the Company’s segments for the three months ended March 31, 2017 and 2016 and as of March 31, 2017 and December 31, 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues:
TL	$283,847	$273,344
LTL	108,776	114,353
Ascent	88,383	83,378
Eliminations	(2,086)	(4,529)
Total	$478,920	$466,546
Operating (loss) income:
TL	$(233)	$3,798
LTL	(2,721)	1,745
Ascent	6,316	7,404
Corporate	(21,272)	(5,871)
Total	$(17,910)	$7,076
Interest expense	6,525	5,608
(Loss) income before provision for income taxes	$(24,435)	$1,468
Depreciation and amortization:
TL	$6,667	$6,742
LTL	961	869
Ascent	1,265	1,222
Corporate	412	376
Total	$9,305	$9,209
Capital expenditures:
TL	$3,409	$3,138
LTL	244	1,111
Ascent	217	1,689
Corporate	60	109
Total	$3,930	$6,047

	March 31, 2017	December 31, 2016
Assets:
TL	$449,031	$498,330
LTL	87,151	129,899
Ascent	289,340	302,164
Corporate	75,241	4,189
Eliminations(1)	(956)	(1,028)
Total	$899,807	$933,554
(1) Eliminations represents intercompany trade receivable balances between the three segments.

12. Subsequent Events
Investment Agreement
On May 1, 2017, the Company entered into the Investment Agreement, which closed on May 2, 2017, with Elliott, pursuant to which the Company issued and sold shares of its preferred stock and issued warrants to Elliott for an aggregate purchase price of $540.5 million. The proceeds of the sale of the preferred stock were used to pay off and terminate the Company’s senior credit facility and to provide working capital to support the Company’s current operations and future growth.
The Company made certain customary representations and warranties in the Investment Agreement and agreed to certain covenants, including agreeing to use reasonable best efforts to enter into, within 90 days following the closing date, an asset based lending facility (the earlier of (i) the date of such entry and (ii) the expiration of such 90 day period, the “Refinancing Date”).
From the closing date until the Refinancing Date, the Company agreed to pay Elliott a daily payment in an amount equal to $33,333.33 per calendar day (which amount accrued daily and was payable monthly in arrears). On July 21, 2017, the Company entered into the ABL Facility (which was deemed to be the “New ABL Facility” under the Investment Agreement) and used the initial proceeds from the ABL Facility for working capital purposes and to redeem all of the outstanding shares of the Series F Preferred Stock.
Certain Terms of the Preferred Stock

	Series B	Series C	Series D	Series E	Series F
Shares at $0.01 Par Value at issuance	155,000	55,000	100	90,000	240,500
Price / Share	$1,000	$1,000	$1.00	$1,000	$1,000
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 6.25% at closing. Additional 3.00% upon certain triggering events.
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	(a) Refinancing Date: 101.0% upon redemption with New ABL Facility (b) From Closing Date: Refinancing Date-12 months: 106.5% 12-24 months: 103.5%
Redemption rights are at the option of the Company or upon a change in control, at the option of the holder. The holders of Series C Preferred Stock and Series D Preferred Stock have the right to participate equally and ratably with holders of common stock in all cash dividends paid on shares of common stock.
At each preferred stock dividend payment date, the Company has the option to pay the accrued dividends in cash or to defer them. Deferred dividends earn dividend income consistent with the underlying shares of preferred stock.
Other Terms of the Preferred Stock
Voting. The holders of preferred stock will generally not be entitled to vote on any matters submitted to a vote of the stockholders of the Company. So long as any shares of preferred stock are outstanding, the Company may not take certain actions without the prior approval of the holders of shares of preferred stock representing a majority of the aggregate liquidation value of all of the shares of preferred stock (the “Preferred Requisite Vote”), voting as a separate class.
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
Warrant Agreement
In connection with the issuance of the preferred stock pursuant to the Investment Agreement, the Company and Elliott entered into a Warrant Agreement (the “Warrant Agreement”), pursuant to which the Company issued to Elliott eight year warrants (the “Warrants”) to purchase an aggregate of 379,572 shares of the Company's common stock at an exercise price of $0.01 per share. The Warrants will be classified as an equity contract and reflected in additional paid-in capital.
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
Termination of HCI Advisory Agreement
In connection with the issuance of the preferred stock pursuant to the Investment Agreement, the Company and HCI entered into a Termination Agreement dated May 2, 2017 (the “Termination Agreement”), pursuant to which the Company and HCI agreed to terminate the Amended and Restated Advisory Agreement, dated as of September 12, 2011 (the “Advisory Agreement”). Pursuant to the Termination Agreement, HCI waived the Company’s payment of any and all unpaid fees and expenses accrued under the Advisory Agreement through May 2, 2017.

ABL Facility
On July 21, 2017, the Company entered into the ABL Facility with BMO Harris Bank, N.A. and certain other lenders. The proceeds from the ABL Facility were used to redeem all of the outstanding shares of the Series F Preferred Stock and working capital purposes. The ABL Facility matures on July 21, 2022.
The ABL Facility consists of a:

•	$200.0 million asset-based revolving line of credit, of which $20.0 million may be used for swing line loans and $30.0 million may be used for letters of credit;

•	$56.8 million term loan facility; and

•	$35.0 million asset-based facility available to finance future capital expenditures.
The Company initially borrowed $141.7 million under the revolving line of credit and $56.8 million under the term loan facility. Borrowings under the ABL Facility are secured by substantially all of the assets of the Company. Principal on the term loan facility is due in quarterly installments commencing on March 31, 2018. Borrowings under the ABL Facility bear interest at either the (a) LIBOR Rate (as defined in the credit agreement) plus an applicable margin in the range of 1.5% to 2.25%, or (b) the Base Rate (as defined in the credit agreement) plus an applicable margin in the range of 0.5% to 1.25%. The ABL Facility contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. In addition, the ABL Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted. The ABL Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of the Company's business.
On December 15, 2017, the Company entered into a First Amendment to the ABL Facility. Pursuant to the First Amendment the ABL Facility was amended to (i) reduce the maximum borrowing amount under the revolving line of credit by $15.0 million and (ii) terminate the asset-based facility available to finance future capital expenditures.
On January 30, 2018, the Company entered into a Second Amendment to the ABL Facility. Pursuant to the Second Amendment the ABL Facility was further amended to, among other things: (i) permit the Company to enter into an investment agreement with Elliott providing for the issuance of up to $52.5 million of preferred stock; and (ii) increase the applicable margin related to the term loan facility to LIBOR Rate plus 2.25% or Base Rate plus 1.25%.
On March 14, 2018, the Company entered into a Third Amendment to the ABL Facility. Pursuant to the Third Amendment the ABL Facility was further amended to, among other things: (i) extend the date for delivery of the Company's consolidated financial statements for the first three quarters of 2017 (unaudited) until April 30, 2018; (ii) extend the date for delivery of the Company's consolidated financial statements for fiscal year 2017 (audited) until June 30, 2018; (iii) expand the permitted amount of capital leases and purchase money indebtedness from $35.0 million to $60.0 million; (iv) impose a requirement that the Company obtain a new appraisal for the vehicles pledged for the term loan within 60 days; (v) establish an additional availability reserve; and (vi) impose certain collateral reporting requirements.
Sale of Unitrans
On September 15, 2017, Ascent sold all of the issued and outstanding capital stock of Unitrans, Inc., a wholly owned subsidiary of Ascent, pursuant to the terms of a Stock Purchase Agreement, dated as of August 16, 2017. The Company received net proceeds of $88.5 million and recognized a gain of $35.4 million. The proceeds from the sale were used to redeem a portion of the Series E Preferred Stock and to provide funding for operations. As of March 31, 2017, Unitrans Inc. did not meet the criteria to be classified as held for sale and accordingly, its results are presented within the Company's Ascent segment results from continuing operations.
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
Series E-1 Preferred Stock Investment Agreement
On March 1, 2018, the Company entered into the Series E-1 Preferred Stock Investment Agreement with Elliott, pursuant to which the Company agreed to issue and sell to Elliott from time to time until July 30, 2018, an aggregate of up to 54,750 shares of a newly created class of Series E-1 Preferred Stock at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which the Company issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. The proceeds of the sale of such shares of Series E-1 Preferred Stock will be used to provide working capital to support the Company’s current operations and future growth. Certain terms of the Series E-1 Preferred Stock are as follows:
Rank. The Series E-1 Preferred Stock, with respect to payment of dividends, redemption payments, rights (including as to the distribution of assets) upon liquidation, dissolution or winding up of the affairs of the Company, or otherwise, ranks (i) senior and prior to the Company’s common stock and other junior securities, and (ii) on parity with the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and the Series E Preferred Stock.
Liquidation Value. Each share of Series E-1 Preferred Stock has an initial liquidation preference equal to $1,000 per share, plus accrued and unpaid dividends on such share (the “Series E-1 Liquidation Value”).
Dividends. Dividends are cumulative from May 2, 2017, which was the date of the Company’s original issuance of shares of preferred stock to Elliott (such date, the “Original Issuance Date”), as a percentage of the Series E-1 Liquidation Value as and when declared by the Company’s Board of Directors and accrue and compound if not paid in cash. Dividends accrue daily and compound quarterly, subject to any adjustments for Triggering Events (as defined in the Series E-1 Certificate of Designations). The annual dividend rate for the shares of Series E-1 Preferred Stock is equal to the sum of (i) Adjusted LIBOR (as defined in the Series E-1 Certificate of Designations), plus (ii) 5.25% per annum, plus (iii) an additional rate of 8.5%. The dividend rate increases by 3.0% per annum above the rates described in the preceding sentence upon and during any Triggering Events. Holders of shares of Series E-1 Preferred Stock are not entitled to participate in dividends or distributions of any nature paid on or in respect of the Common Stock.
Redemption at Maturity. On the sixth anniversary of the Original Issuance Date, the Company will have the obligation to redeem all outstanding shares of Series E-1 Preferred Stock for cash at the Series E-1 Liquidation Value.
Optional Redemption. The Company may redeem the shares of Series E-1 Preferred Stock at any time. The redemption of shares of Series E-1 Preferred Stock shall be at a purchase price per share, payable in cash, equal to (i) in the case of a an optional redemption effected on or after the 24 month anniversary of the Original Issuance Date, the Series E-1 Liquidation Value, (ii) in the case of an optional redemption effected on or after the 12 month anniversary of the Original Issuance Date and prior to the 24 month anniversary of the Original Issuance Date, 103.5% of the Series E-1 Liquidation Value and (iii) in the case of an optional redemption effected prior to the 12 month anniversary of the Original Issuance Closing Date, 106.5% of the Series E-1 Liquidation Value.
Change of Control. Upon the occurrence of a Change of Control (as defined in the Series E-1 Certificate of Designations), the holders of Series E-1 Preferred Stock may require redemption by the Company of the Series E-1 Preferred Stock at a purchase price per share, payable in cash, equal to either (i) 106.5% of the Series E-1 Liquidation Value if the Change of Control occurs prior to the 24 month anniversary of the Original Issuance Date, or (ii) the Series E-1 Liquidation Value if the Change of Control occurs after the 24 month anniversary of the Original Issuance Date.
Voting. The holders of Series E-1 Preferred Stock will generally not be entitled to vote on any matters submitted to a vote of the stockholders of the Company. So long as any shares of Series E-1 Preferred Stock are outstanding, the Company may not take certain actions without the prior approval the Preferred Requisite Vote, voting as a separate class.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
We are a leading asset-right transportation and asset-light logistics service provider offering a full suite of solutions. Our TL and LTL segments offer solutions including less-than-truckload, air and ground domestic and cross-border expedite, dry van and temperature controlled truckload logistics, and intermodal services. Our Ascent Global Logistics (“Ascent”) segment offers domestic freight management, retail consolidation, international freight forwarding, and customs brokerage. We utilize both company drivers and a broad third-party network of transportation providers, comprised of Independent Contractors (“ICs”) and purchased power providers, to serve a diverse customer base in terms of end-market focus and annual freight expenditures.
We have three segments:
Truckload Logistics. Within our TL business, we arrange the pickup and delivery of truckload, intermodal and ground and air expedited freight through 39 TL service centers, 35 company brokers, and over 60 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated foods, poultry, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and provides us with more consistent shipping volumes in any given year.
Less-than-Truckload. Our LTL business involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and parts of Canada. With a large network of 41 LTL service centers and over 180 third-party delivery agents, we are designed to provide customers with high reliability at an economical cost. We employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of lower incidence of damage and reduced fuel consumption.
Ascent Global Logistics. Within our Ascent business, we offer a full portfolio of domestic and international transportation and logistics solution, including access to cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our Ascent offering includes pricing, contract management, transportation mode and carrier selection, freight tracking, freight bill payment and audit, cost reporting and analysis, and freight consolidation and warehousing. Our customized Ascent offerings are designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our Ascent business also includes domestic and international air and ocean transportation services and customs brokerage.
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
Agent Network and Sales Personnel.  In our TL business, we arrange the pickup and delivery of freight either through our growing sales force of company brokers and salespeople or through our network of over 60 independent brokerage agents. Brokerage agents complement our company sales force by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, brokerage agents typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for other costs associated with running their operations.

In our LTL business, while many national asset-based LTL providers are encumbered by the fixed overhead costs associated with owning or leasing most or all of their de-consolidation and delivery facilities, we maintain our variable cost structure through the extensive use of delivery agents. We have a network of over 180 third-party LTL delivery agents that provide cost-effective delivery coverage throughout North America. In addition to our agent network, we market and sell our LTL services through a sales force of over 90 people, consisting of account executives, sales managers, inside sales representatives, and commissioned sales representatives.
In our Ascent business, we have over 50 salespeople and commissioned sales representatives.
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
Purchased Transportation Costs.  Purchased transportation costs within our TL business are generally based either on negotiated rates for each load hauled or spot market rates for ground and air services. Purchased transportation costs within our LTL business represent amounts we pay to ICs or purchased power providers and are generally contractually agreed-upon rates. Within our Ascent business, purchased transportation costs represent payments made to our purchased power providers, which are generally contractually agreed-upon rates. Purchased transportation costs are the largest component of our cost structure. Our purchased transportation costs typically increase or decrease in proportion to revenues.
Personnel and Related Benefits. Personnel and related benefits costs are a large component of our overall cost structure. We employ over 1,500 company drivers who are paid either per mile or at an hourly rate. In addition, we employ over 700 dock and warehouse workers and over 2,000 operations and other administrative personnel to support our day-to-day operations. Personnel and related benefits costs could vary significantly as we may be required to adjust staffing levels to match our business needs.
Fuel. The transportation industry is dependent upon the availability of adequate fuel supplies and the price of fuel. Fuel prices have fluctuated dramatically over recent years. Within our TL and Ascent businesses, we generally pass fuel costs through to our customers. As a result, our operating income in these businesses is less impacted by rises in fuel prices. Within our LTL business, our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. Although revenues from fuel surcharges generally offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, our operating margins could be impacted.
Pricing. The pricing environment in the transportation industry also impacts our operating performance. Within our TL business, we typically charge a flat rate negotiated on each load hauled. Pricing within our TL business is typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix, but generally has fewer influential factors than pricing within our LTL business. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is comprised of a base rate, a fuel surcharge, and any applicable service fees. Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency and consistency, length of haul, freight density, and customer and geographic mix. Within our Ascent business, we typically charge a variable rate on each shipment in addition to transaction or service fees appropriate for the solution we have provided to meet a specific customer’s needs. Since we offer both TL and LTL shipping as part of our Ascent offering, pricing within our Ascent business is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and/or increased capacity within the over-the-road freight sector. In addition, when we provide international freight forwarding services in our Ascent business, we also contract with airlines, ocean carriers, and agents as needed. The international shipping markets are very dynamic and we must therefore adjust rates regularly based on market conditions.
Results of Operations
The following table sets forth, for the periods indicated, summary TL, LTL, Ascent, corporate, and consolidated statement of operations data. Such revenue data for our TL, LTL, and Ascent segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our TL, LTL, and Ascent segments are expressed as a percentage of segment revenues.

Corporate and total statement of operations data are expressed as a percentage of consolidated revenues.

	Three Months Ended
	March 31,
($ in thousands, except for %’s)	2017		2016
	$	% of Revenues	$	% of Revenues
Revenues:
TL	$283,847	59.3%	$273,344	58.6%
LTL	108,776	22.7%	114,353	24.5%
Ascent	88,383	18.5%	83,378	17.9%
Eliminations	(2,086)	(0.4)%	(4,529)	(1.0)%
Total	$478,920	100.0%	$466,546	100.0%
Purchased transportation costs:
TL	$181,142	63.8%	$176,391	64.5%
LTL	75,919	69.8%	79,761	69.7%
Ascent	61,288	69.3%	56,416	67.7%
Eliminations	(2,064)	(0.4)%	(4,529)	(1.0)%
Total	$316,285	66.0%	$308,039	66.0%
Other operating expenses (1):
TL	$96,271	33.9%	$86,413	31.6%
LTL	34,617	31.8%	31,978	28.0%
Ascent	19,514	22.1%	18,336	22.0%
Corporate	20,838	4.4%	5,495	1.2%
Total	$171,240	35.8%	$142,222	30.5%
Depreciation and amortization:
TL	$6,667	2.3%	$6,742	2.5%
LTL	961	0.9%	869	0.8%
Ascent	1,265	1.4%	1,222	1.5%
Corporate	412	0.1%	376	0.1%
Total	$9,305	1.9%	$9,209	2.0%
Operating (loss) income:
TL	$(233)	(0.1)%	$3,798	1.4%
LTL	(2,721)	(2.5)%	1,745	1.5%
Ascent	6,316	7.1%	7,404	8.9%
Corporate	(21,272)	(4.4)%	(5,871)	(1.3)%
Total	$(17,910)	(3.7)%	$7,076	1.5%
Interest expense	6,525	1.4%	5,608	1.2%
(Loss) income before (benefit from) provision for income taxes	(24,435)	(5.1)%	1,468	0.3%
(Benefit from) provision for income taxes	(4,492)	(0.9)%	568	0.1%
Net (loss) income	$(19,943)	(4.2)%	$900	0.2%

(1) Reflects the sum of personnel and related benefits and other operating expenses.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues
Consolidated revenues increased by $12.4 million, or 2.7%, to $478.9 million during the first quarter of 2017 from $466.5 million during the first quarter of 2016, primarily due to higher revenues from TL and Ascent, partially offset by lower LTL revenues.
TL revenues increased $10.5 million, or 3.8%, to $283.8 million during the first quarter of 2017 from $273.3 million during the first quarter of 2016, primarily due to an increase in ground expedited freight revenue.
LTL revenues decreased by $5.6 million, or 4.9%, to $108.8 million during the first quarter of 2017 from $114.4 million during the first quarter of 2016, due to weakened freight demand in the general industrial markets we serve.
Ascent revenues increased by $5.0 million, or 6.0%, to $88.4 million during the first quarter of 2017 from $83.4 million during the first quarter of 2016, primarily due to an increase in volumes to international freight forwarding customers.
Purchased Transportation Costs
Consolidated purchased transportation costs increased by $8.3 million, or 2.7%, to $316.3 million during the first quarter of 2017 from $308.0 million during the first quarter of 2016, primarily due to increased costs at TL and Ascent, partially offset by lower costs at LTL.
TL purchased transportation costs increased by $4.7 million, or 2.7%, to $181.1 million during the first quarter of 2017 from $176.4 million during the first quarter of 2016.
LTL purchased transportation costs decreased by $3.9 million, or 4.8%, to $75.9 million during the first quarter of 2017 from $79.8 million during the first quarter of 2016. The decrease in purchased transportation costs were consistent with the decreases in revenue and primarily the result of lower customer volumes.
Ascent purchased transportation costs increased by $4.9 million, or 8.6%, to $61.3 million during the first quarter of 2017 from $56.4 million during the first quarter of 2016, and increased as a percentage of Ascent revenues to 69.3% during the first quarter of 2017 from 67.7% during the first quarter of 2016. The increases were primarily due to higher volumes in international freight forwarding.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits and other operating expenses shown in our unaudited condensed consolidated statements of operations, increased by $29.0 million, or 20.4%, to $171.2 million during the first quarter of 2017 from $142.2 million during the first quarter of 2016.
Within our TL business, other operating expenses increased by $9.9 million, or 11.4%, to $96.3 million during the first quarter of 2017 from $86.4 million during the first quarter of 2016, primarily as a result of increased fuel costs of $5.8 million, higher insurance claims experience of $2.3 million, and higher salaries and benefits of $0.8 million.
Within our LTL business, other operating expenses increased by $2.6 million, or 8.3%, to $34.6 million during the first quarter of 2017 from $32.0 million during the first quarter of 2016, primarily due to higher salaries and benefits of $0.8 million, increased bad debt expense of $0.6 million, and higher insurance claims expense of $0.4 million.
Within our Ascent business, other operating expenses increased by $1.2 million, or 6.4%, to $19.5 million during the first quarter of 2017 from $18.3 million during the first quarter of 2016, primarily due to higher salaries and benefits of $1.3 million.
Other operating expenses that were not allocated to our TL, LTL, or Ascent businesses increased to $20.8 million during the first quarter of 2017 from $5.5 million during the first quarter of 2016, primarily due to restructuring and restatement costs of $7.7 million incurred in the first quarter of 2017 associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance and restructuring. Also impacting the first quarter of 2017 was an increase in legal reserves of $5.2 million.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $9.3 million during the first quarter of 2017 from $9.2 million during the first quarter of 2016, reflecting increases in property and equipment attributable to our growth and productivity initiatives.

Operating (Loss) Income
Operating results decreased to an operating loss of $17.9 million during the first quarter of 2017 from operating income of $7.1 million during the first quarter of 2016, which was a decrease of $25.0 million.
Within our TL business, operating results decreased by $4.0 million to an operating loss of $0.2 million during the first quarter of 2017 from operating income of $3.8 million during the first quarter of 2016.
Within our LTL business, operating results decreased by $4.4 million to an operating loss of $2.7 million during the first quarter of 2017 from operating income of $1.7 million during the first quarter of 2016.
Within our Ascent business, operating income decreased by $1.1 million to $6.3 million during the first quarter of 2017 from $7.4 million during the first quarter of 2016.
Interest Expense
Interest expense increased to $6.5 million during the first quarter of 2017 from $5.6 million during the first quarter of 2016, primarily as a result of an increase in interest rates.
Income Tax
Income tax benefit was $4.5 million during the first quarter of 2017 compared to income tax expense of $0.6 million during the first quarter of 2016. The effective tax rate was 18.4% during first quarter of 2017 and 38.7% during the first quarter of 2016. The annual effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences. Significant permanent differences for 2017 include non-deductible interest expense associated with the preferred stock that was issued and sold on May 2, 2017.
Net (Loss) Income
Net loss was $19.9 million during the first quarter of 2017 compared to net income of $0.9 million during the first quarter of 2016.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility and cash flows from operations. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, and finance capital expenditures. As of March 31, 2017, we had $38.8 million in cash and cash equivalents.
On May 1, 2017, we entered into the Investment Agreement, which closed on May 2, 2017, with Elliott, pursuant to which we issued and sold shares of our preferred stock and issued warrants for an aggregate purchase price of $540.5 million. The proceeds of the sale of the preferred stock were used to pay off and terminate our prior senior credit facility and to provide working capital to support our current operations and future growth. In addition, on July 21, 2017, we entered into the ABL Facility. See Note 12 “Subsequent Events” to the condensed consolidated financial statements in this Form 10-Q for further information.
Our prior senior credit facility consisted of a $300.0 million term loan and a revolving credit facility up to a maximum aggregate amount of $250.0 million, of which up to $10.0 million could be used for Swing Line Loans (as defined in the credit agreement) and up to $40.0 million could be used for letters of credit. The prior senior credit facility had a maturity date of July 9, 2019.
Advances under our prior senior credit facility bore interest at either (a) the Eurocurrency Rate (as defined in the credit agreement), plus an applicable margin in the range of 2.0% to 3.50%, or (b) the Base Rate (as defined in the credit agreement), plus an applicable margin in the range of 1.0% to 2.50%.
Our prior senior credit facility was collateralized by all of our assets and contained certain financial covenants, including a maximum cash flow leverage ratio and a minimum fixed charge coverage ratio. On June 17, 2016, we entered into a Consent, Waiver, and First Amendment (the “Amendment”) to our senior credit agreement. Pursuant to the Amendment, the maximum cash flow leverage ratio and minimum fixed charge coverage ratio were modified for certain future periods. As modified by the Amendment, the maximum cash flow leverage ratio was 3.5 to 1.0 for the four quarters ending March 31, 2017 and the minimum fixed charge coverage ratio was 1.25 to 1.0 for the four quarters ended March 31, 2017. As of March 31, 2017 and December 31, 2016, we were not in compliance with our debt covenants under our prior senior credit agreement.
Additionally, our prior senior credit facility contained negative covenants limiting, among other things, additional indebtedness, capital expenditures, transactions with affiliates, additional liens, sales of assets, dividends, investments, advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements.
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
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(7,624)	$23,220
Investing activities	(3,400)	(5,834)
Financing activities	20,324	(18,448)
Net change in cash and cash equivalents	$9,300	$(1,062)

Cash Flows from Operating Activities
Cash (used in) provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities. Changes in working capital include a decrease in accounts payable of $37.1 million during the three months ended March 31, 2017 as concerns regarding availability under the revolving credit facility led to higher accounts payable balances at December 31, 2016.
The difference between our $19.9 million of net loss and the $7.6 million of cash used in operating activities during the three months ended March 31, 2017 was primarily attributable to $9.9 million of depreciation and amortization expense with the remainder attributable to changes in working capital.
Cash Flows from Investing Activities
Cash used in investing activities was $3.4 million during the three months ended March 31, 2017, which was largely attributable to $3.9 million of capital expenditures used to support our operations.
Cash Flows from Financing Activities
Cash provided by financing activities was $20.3 million during the three months ended March 31, 2017, which primarily reflects a net increase in borrowings of $22.0 million.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Risk
Our primary market risk centers on fluctuations in fuel prices, which can affect our profitability. Diesel fuel prices fluctuate significantly due to economic, political, and other factors beyond our control. Our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to pass along our fuel surcharges. We do not use derivative financial instruments for speculative trading purposes.
Interest Rate Risk
We have exposure to changes in interest rates on our revolving credit facility and term loan. The interest rates on our revolving credit facility and term loan fluctuate based on the prime rate or LIBOR plus an applicable margin. Assuming our $250.0 million revolving credit facility was fully drawn and taking into consideration the outstanding term loan of $274.0 million as of March 31, 2017, a 1.0% increase in the borrowing rate would increase our annual interest expense by $5.2 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended March 31, 2017, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer and Principal Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016 were still present as of March 31, 2017 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of March 31, 2017 based on a number of factors including, but not limited to, (a) substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b)

internal reviews to identify material accounting errors, and (c) the commencement of certain remediation actions as discussed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan and Status
Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016 are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2018 and beyond, as necessary. We will test the operating effectiveness of certain new and existing controls in connection with our annual evaluation of the effectiveness of internal control over financial reporting; however, the material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The planned remediation activities described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016 highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million for workers compensation. We believe we have adequate insurance to cover losses in excess of our self-insured and deductible amount. As of March 31, 2017 and December 31, 2016, we had reserves for estimated uninsured losses of $24.3 million and $21.5 million, respectively, included in accrued expenses and other current liabilities.
In addition to the legal proceedings described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of March 31, 2017 and December 31, 2016, we recorded a reserve for settlements, litigation, and defense costs of $15.6 million and $10.4 million, respectively, which are included in accrued expenses and other current liabilities.
Jeffrey Cox and David Chidester filed a Complaint against certain of our subsidiaries in state court in California in a post-acquisition dispute. The Complaint alleges contract, statutory and tort based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted our motion to compel arbitration of all non-employment claims alleged in the Complaint. The plaintiffs are now required to comply with the dispute resolution process outlined in the Central Cal Agreement, and submit the dispute to a Settlement Accountant. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California.
Following our press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against us and our former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed the CAC on behalf of a class of persons who purchased our common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) we and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, our former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of our financial statements; (b) our true earnings and expenses; (c) the effectiveness of our disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with our tractor lease guaranty program; (e) our leverage ratios and compliance with our credit facilities; and (f) the value of the goodwill we carried on our balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney’s fees and costs.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on our behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden. Count I of the Complaint alleges the Director Defendants breached their fiduciary duties by “knowingly failing to ensure that we implemented and maintained adequate internal controls over its accounting and financial reporting functions,” and seeks unspecified damages. Count II of the Complaint alleges the Officer Defendants DiBlasi, Armbruster, and van Helden received substantial performance-based compensation and bonuses for fiscal year 2014 that should be disgorged. The action has been stayed by agreement pending a decision on an anticipated motion to dismiss the Amended Complaint filed in the securities class action described above.

On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on our behalf and class action claims in the United States District Court for the Eastern District of Wisconsin. On December 22, 2017, Chester County Employees Retirement Fund filed a Complaint alleging derivative claims on our behalf in the United States District Court for the Eastern District of Wisconsin. On March 21, 2018, the Court entered an order consolidating the Kent and Chester County actions under the caption In re Roadrunner Transportation Systems, Inc. Stockholder Derivative Litigation (Case No. 17-cv-00893). On March 28, 2018, Plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint alleging claims on our behalf against Peter Armbruster, Mark DiBlasi, Scott Dobak, Christopher Doerr, Ivor Evans, Brian van Helden, John Kennedy, III, Ralph Kittle, Brian Murray, Scott Rued, James Staley, Curtis Stoelting, William Urkiel, Chad Utrup, Judith Vijums, and Michael Ward. Count I alleges that several of the Defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 based upon alleged misrepresentations and omissions in several of our proxy statements. Count II alleges that all the Defendants breached their fiduciary duty. Count III alleges that all the Defendants wasted corporate assets. Count IV alleges that certain of the Defendants were unjustly enriched. The Complaint seeks monetary damages, improvements to our corporate governance and internal procedures, an accounting from Defendants of the damages allegedly caused by them and the improper amounts the Defendants allegedly obtained, and punitive damages.
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
We are unable to estimate the costs associated with the above matters at this time.

ITEM 1A.	RISK FACTORS.
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of the money you paid for our common stock. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

10.31
Forbearance Agreement and Second Amendment to Sixth Amended and Restated Credit Agreement, effective as of February 27, 2017, by and among Roadrunner Transportation Systems, Inc., the lenders party to the Credit Agreement and U.S. Bank National Association, one of the lenders and as administrative agent for the lenders (1)

10.32
Forbearance Agreement and Third Amendment to Sixth Amended and Restated Credit Agreement, effective as of March 31, 2017, by and among Roadrunner Transportation Systems, Inc., the lenders party to the Credit Agreement and U.S. Bank National Association, one of the lenders and as administrative agent for the lenders (2)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrants Form 8-K which was filed with the SEC on March 6, 2017.
(2) Incorporated by reference to the Registrants Form 8-K which was filed with the SEC on April 3, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: March 29, 2018	By:	/s/ Terence R. Rogers
Terence R. Rogers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)