Form 10-Q
period 2017-06-30
Roadrunner Transportation Systems, Inc.
filed 2018-03-30
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$29,666	$29,513
Accounts receivable, net of allowances of $13,576 and $18,573, respectively	283,594	272,924
Income tax receivable	37,215	40,766
Prepaid expenses and other current assets	49,630	31,284
Total current assets	400,105	374,487
Property and equipment, net of accumulated depreciation of $95,771 and $88,453, respectively	162,313	171,857
Other assets:
Goodwill	312,541	312,541
Intangible assets, net	61,398	65,549
Other noncurrent assets	8,070	9,120
Total other assets	382,009	387,210
Total assets	$944,427	$933,554
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$—	$445,589
Accounts payable	128,184	149,067
Accrued expenses and other current liabilities	89,061	89,381
Total current liabilities	217,245	684,037
Deferred tax liabilities	30,270	44,174
Other long-term liabilities	6,768	7,875
Preferred stock	546,858	—
Total liabilities	801,141	736,086
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 105,000 shares authorized; 38,417 and 38,341 shares issued and outstanding	384	383
Additional paid-in capital	402,225	398,602
Retained deficit	(259,323)	(201,517)
Total stockholders’ investment	143,286	197,468
Total liabilities and stockholders’ investment	$944,427	$933,554
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$530,579	$483,417	$1,009,499	$949,963
Operating expenses:
Purchased transportation costs	358,432	315,661	674,717	623,700
Personnel and related benefits	75,672	71,690	150,082	140,039
Other operating expenses	94,758	85,661	191,588	159,534
Depreciation and amortization	9,210	9,179	18,515	18,388
Total operating expenses	538,072	482,191	1,034,902	941,661
Operating (loss) income	(7,493)	1,226	(25,403)	8,302
Interest expense:
Interest expense - preferred stock	25,040	—	25,040	—
Interest expense - debt	3,315	5,695	9,840	11,303
Total interest expense	28,355	5,695	34,880	11,303
Loss from debt extinguishment	9,827	—	9,827	—
Loss before benefit from income taxes	(45,675)	(4,469)	(70,110)	(3,001)
Benefit from income taxes	(7,812)	(1,730)	(12,304)	(1,162)
Net loss	$(37,863)	$(2,739)	$(57,806)	$(1,839)
Loss per share:
Basic	$(0.99)	$(0.07)	$(1.51)	$(0.05)
Diluted	$(0.99)	$(0.07)	$(1.51)	$(0.05)
Weighted average common stock outstanding:
Basic	38,412	38,319	38,389	38,302
Diluted	38,412	38,319	38,389	38,302
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(57,806)	$(1,839)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,302	19,761
Loss (gain) on disposal of property and equipment	492	(236)
Share-based compensation	1,268	1,126
Change in fair value of preferred stock	8,928	—
Amortization of preferred stock issuance costs	16,112	—
Loss from debt extinguishment	9,827	—
Provision for bad debts	1,601	1,450
Deferred tax provision	(13,904)	367
Changes in:
Accounts receivable	(12,271)	(4,095)
Income tax receivable	3,551	(4,230)
Prepaid expenses and other assets	3,438	12,922
Accounts payable	(20,883)	17,257
Accrued expenses and other liabilities	988	(7,025)
Net cash (used in) provided by operating activities	(39,357)	35,458
Cash flows from investing activities:
Capital expenditures	(7,278)	(10,631)
Proceeds from sale of property and equipment	1,970	5,082
Net cash used in investing activities	(5,308)	(5,549)
Cash flows from financing activities:
Borrowings under revolving credit facilities	63,368	121,745
Payments under revolving credit facilities	(236,068)	(141,394)
Debt payments	(277,750)	(7,500)
Debt issuance costs	(842)	(677)
Cash collateralization of letters of credit	(20,737)	—
Payments of debt extinguishment costs	(4,911)	—
Preferred stock issuance costs	(16,112)	—
Proceeds from issuance of preferred stock and warrants	540,500	—
Payments of contingent purchase obligations	—	(798)
Issuance of restricted stock units, net of taxes paid	(215)	(177)
Payment of capital lease obligation	(2,415)	(2,939)
Net cash provided by (used in) financing activities	44,818	(31,740)
Net increase (decrease) in cash and cash equivalents	153	(1,831)
Cash and cash equivalents:
Beginning of period	29,513	7,930
End of period	$29,666	$6,099

See accompanying notes to unaudited condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$9,727	$9,686
Cash paid for (refunds from) income taxes, net	$(2,426)	$910

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Downers Grove, Illinois and has the following three segments: Truckload Logistics (“TL”), Less-than-Truckload (“LTL”), and Ascent Global Logistics (“Ascent”). Within its TL business, the Company operates a network of TL service centers and company dispatch offices which are augmented by independent brokerage agents. Within its LTL business, the Company operates LTL service centers throughout the United States, complemented by relationships with numerous delivery agents. Within its Ascent business, the Company operates company offices, and freight consolidation and inventory management centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to its customers, including domestic and international air and ocean transportation services. The Company operates primarily in the United States.
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
Change in Accounting Principle
On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Share-Based Payment Accounting. The Company will prospectively recognizes any excess tax benefits or tax deficiencies through the condensed consolidated statements of operations and also offsets excess tax benefits and/or tax deficiencies against taxes payable. Also, the Company adopted the classification of the excess tax benefit on a retrospective basis and did not present excess tax benefits and/or tax deficiencies as financing activities within the condensed consolidated statements of cash flows for either period presented. Tax deficiency on share-based compensation was $0.3 million for the six months ended June 30, 2016. The Company has elected to recognize forfeitures as they occur.
Fair Value Option
The fair value option election allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. The Company has elected to measure its preferred stock at fair value pursuant to ASC 820, Fair Value Measurement. Changes in the fair value of preferred stock are recorded in interest expense - preferred stock in the condensed consolidated statements of operations. See Notes 4 and 5 for further information.
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
There were no changes to goodwill during the first six months of 2017. The following is a breakdown of the Company's goodwill as of December 31, 2016 and June 30, 2017 by segment (in thousands):

	TL	LTL	Ascent	Total
Goodwill	$99,214	$—	$213,327	$312,541
There were no changes to the accumulated goodwill impairment during the first six months of 2017. The following is a breakdown of the Company's accumulated goodwill impairment losses as of December 31, 2016 and June 30, 2017 by segment (in thousands):

	TL	LTL	Ascent	Total
Accumulated goodwill impairment charges	$157,538	$197,312	$17,231	$372,081
Intangible assets consist primarily of customer relationships acquired from business acquisitions. Intangible assets as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$54,973	$(15,878)	$39,095	$54,973	$(13,606)	$41,367
LTL	1,358	(1,117)	241	1,358	(1,083)	275
Ascent	38,427	(16,365)	22,062	38,427	(14,520)	23,907
Total	$94,758	$(33,360)	$61,398	$94,758	$(29,209)	$65,549

The customer relationships intangible assets are amortized over their estimated useful lives, ranging from five to 12 years. Amortization expense was $2.0 million and $2.2 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense was $4.1 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of June 30, 2017 is as follows (in thousands):

Remainder 2017	$4,046
2018	7,932
2019	7,629
2020	7,257
2021	7,075
Thereafter	27,459
Total	$61,398
3. Debt
Debt as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Senior debt:
Revolving credit facility	$—	$172,700
Term loan	—	277,750
Total senior debt	—	450,450
Less: Debt issuance costs	—	(4,861)
Total senior debt, net of debt issuance costs	—	445,589
Less: Current maturities	—	(445,589)
Total debt, net of current maturities	$—	$—
Senior Debt
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
The senior debt was paid off with the proceeds from the issuance of preferred stock on May 2, 2017. See Note 5 for further information. In connection with the pay-off the Company recorded a loss from debt extinguishment of $9.8 million.
ABL Facility
On July 21, 2017, the Company entered into a credit agreement with BMO Harris Bank, N.A. and certain other lenders (the “ABL Facility”). The Company used the initial proceeds from the ABL Facility for working capital purposes and to redeem all of the outstanding shares of its Series F Preferred Stock. See Note 13 for additional information regarding the ABL Facility.
4. Preferred Stock
Preferred stock as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Preferred stock:
Series B Preferred	$143,417	$—
Series C Preferred	62,077	—
Series D Preferred	5,636	—
Series E Preferred	88,604	—
Series F Preferred	247,124	—
Total Preferred stock	$546,858	$—
Preferred Stock
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
The Company made certain customary representations and warranties and agreed to certain covenants, including agreeing to use reasonable best efforts to enter into, within 90 days following the closing date, an asset based lending facility (the earlier of (i) the date of such entry and (ii) the expiration of such 90 day period, the “Refinancing Date”).
From the closing date until the Refinancing Date, the Company agreed to pay Elliott a daily payment in an amount equal to $33,333.33 per calendar day (which amount accrued daily and was payable monthly in arrears). On July 21, 2017, the Company entered into the ABL Facility (which was deemed to be the “New ABL Facility” under the Investment Agreement).

The preferred stock is mandatorily redeemable and, as such, is presented as a liability on the condensed consolidated balance sheets. The Company has elected to measure the value of its preferred stock using the fair value method. Under the fair value method, issuance costs are expensed as incurred. The Company incurred $16.1 million of issuance costs associated with the preferred stock for the three and six months ended June 30, 2017, which are reflected in interest expense - preferred stock on the condensed consolidated statements of operations. The fair value of preferred stock increased by $8.9 million during the three and six months ended June 30, 2017, which are reflected in interest expense - preferred stock on the condensed consolidated statements of operations.
Certain Terms of the Preferred Stock

	Series B	Series C	Series D	Series E	Series F
Shares at $0.01 Par Value at issuance	155,000	55,000	100	90,000	240,500
Shares outstanding as of June 30, 2017	155,000	55,000	100	90,000	240,500
Price / Share	$1,000	$1,000	$1.00	$1,000	$1,000
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 6.25% at closing. Additional 3.00% upon certain triggering events.
Dividend rate as of 6/30/2017	16.50%	16.50%	14.75%	14.75%	7.25%
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	(a) Refinancing Date: 101.0% upon redemption with New ABL Facility (b) From Closing Date: Refinancing Date-12 months: 106.5% 12-24 months: 103.5%
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
Warrant Agreement
In connection with the issuance of the preferred stock pursuant to the Investment Agreement, the Company and Elliott entered into a Warrant Agreement (the “Warrant Agreement”), pursuant to which the Company issued to Elliott eight year warrants (the “Warrants”) to purchase an aggregate of 379,572 shares of the Company's common stock at an exercise price of $0.01 per share. The value of the Warrants was determined to be $2.6 million based upon the Black-Scholes option pricing model. The warrants were classified as an equity contract and reflected in additional paid-in capital.
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
Registration Rights Agreement
In connection with the issuance of the preferred stock pursuant to the Investment Agreement, the Company, Elliott, and investment funds affiliated with HCI Equity Management L.P. (“HCI”) entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company granted certain demand and piggyback registration rights.

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
The Company has elected to measure its preferred stock using the fair value method. The fair value of the preferred stock is the estimated amount that would be paid to redeem the liability in an orderly transaction between market participants at the measurement date. The Company calculates the fair value of:

•	the Series B Preferred Stock using a lattice model that takes into consideration the Company's call right on the instrument based on simulated future interest rates;

•	the Series C Preferred stock using a lattice model that takes into consideration the future redemption value on the instrument, which is tied to the Company's stock price;

•
the Series D Preferred Stock using a static discounted cash flow approach, where the expected redemption value of the instrument is based on the value of the Company's stock as of the measurement date grown at the risk-free rate;

•
the Series E Preferred Stock via application of both (i) a static discounted cash flow approach and (ii) a lattice model that takes into consideration the Company's call right on this instrument based on simulated future interest rates; and

•	the Series F Preferred Stock using a static discounted cash flow approach that assumes the Series F will be fully redeemed in 2017.
These valuations are considered to be Level 3 fair value measurements as the significant inputs are unobservable and require significant management judgment or estimation. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value models include: the estimates of the redemption dates; credit spreads; dividend payments; and the market price of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
Balance, beginning of period	$—	$—
Issuance of preferred stock at fair value	537,930	537,930
Change in fair value of preferred stock (1)	8,928	8,928
Balance, end of period	$546,858	$546,858
(1) Change in fair value of preferred stock is reported in interest expense - preferred stock in the condensed consolidated statements of operations.
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
At June 30, 2017 and December 31, 2016, the Company had no contingent purchase obligations related to acquisitions. The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Balance, beginning of period	$4,913	$4,913
Payments of contingent purchase obligations	(798)	(798)
Interest expense	96	96
Balance, end of period	$4,211	$4,211

6. Stockholders’ Investment
Changes in stockholders’ investment for the three and six months ended June 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$177,940	$557,471	$197,468	$556,439
Net loss	(37,863)	(2,739)	(57,806)	(1,839)
Share-based compensation	658	577	1,268	1,126
Issuance of warrants	2,571	—	2,571	—
Issuance of restricted stock units, net of taxes paid	(20)	(13)	(215)	(177)
Tax deficiency on share-based compensation	—	(32)	—	(285)
Ending balance	$143,286	$555,264	$143,286	$555,264
7. Earnings Per Share
Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options, the conversion of warrants, and the delivery of stock underlying restricted stock units using the treasury stock method. There is no difference, for any of the periods presented, in the amount of net loss used in the computation of basic and diluted loss per share.
The Company had stock options and warrants outstanding of 1,903,467 as of June 30, 2017 and 3,265,393 as of June 30, 2016 that were not included in the computation of diluted loss per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the three and six months ended June 30, 2017 and 2016. Since the Company was in a net loss position for the three and six months ended June 30, 2017 and 2016, there was no difference between basic and dilutive weighted average common stock outstanding.

8. Income Taxes
The effective income tax rate was 17.1% for three months ended June 30, 2017 and 17.5% for the six months ended June 30, 2017. The effective income tax rate was 38.7% for three and six months ended June 30, 2016. The benefit from income taxes varies from the amount computed by applying the federal corporate income tax rate of 35.0% to loss before benefit from income taxes primarily due to state income taxes (net of federal tax effect) and adjustments for permanent differences. In determining the benefit from income taxes, the Company applied an estimated annual effective tax rate to its ordinary operating results, and calculated the tax benefit or provision, if any, of other discrete items individually as they occurred. The estimated annual effective tax rate was based on expected ordinary operating results, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of ordinary income and expense.
Non-deductible interest expense associated with the Company's preferred stock impacted the estimated annual effective tax rate for 2017, and therefore decreased the income tax benefit the Company received during the three and six months ended June 30, 2017. Significant discrete items recognized during the three and six months ended June 30, 2017 included loss from debt extinguishment from the senior debt payoff (tax benefit) and preferred stock issuance costs (no tax benefit).
9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2021.  The potential maximum exposure under these lease guarantees was approximately $12.2 million as of June 30, 2017.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $1.5 million and $1.6 million as of June 30, 2017 and December 31, 2016, respectively, which are recorded in the condensed consolidated balance sheets in accrued expenses and other current liabilities.
The Company began to offer a lease purchase program that did not include a guarantee, and offered newer equipment under factory warranty that was more cost effective. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In late 2016, management committed to a plan to divest these older assets and recorded a loss reserve of $8.9 million as of December 31, 2016. The loss reserve for the guarantee and reconditioning costs associated with the planned divestiture was $2.9 million as of June 30, 2017, which was recorded in the condensed consolidated balance sheets in accrued expenses and other current liabilities.
The Company paid $3.0 million and $2.5 million under these lease guarantees during the second quarter of 2017 and 2016, respectively, and $6.9 million and $5.5 million during the first half of 2017 and 2016, respectively.
10. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amounts. As of June 30, 2017 and December 31, 2016, the Company had reserves for estimated uninsured losses of $26.1 million and $21.5 million, respectively, included in accrued expenses and other current liabilities.

In addition to the legal proceedings described above, the Company is a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In 2017 and 2018, the Company reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of June 30, 2017 and December 31, 2016, the Company recorded a reserve for settlements, litigation, and defense costs of approximately $13.9 million and $10.4 million, respectively, which are recorded in the condensed consolidated balance sheets in accrued expenses and other current liabilities.
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
11. Related Party Transactions
The Company had an advisory agreement with HCI that required the Company to pay transaction fees and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.2 million to HCI for advisory fees and travel expenses during the six months ended June 30, 2016. On May 2, 2017, the Company and HCI entered into a Termination Agreement in which HCI waived the Company’s payment of any and all unpaid fees and expenses accrued under the advisory agreement through May 2, 2017.
The Investment Agreement with Elliott required the Company to pay Elliott a daily payment in an amount equal to $33,333.33 per calendar day from the closing date until the Refinancing Date. The Company paid $2.0 million under this agreement for the three and six months ended June 30, 2017.
One of the Company's operating companies contracts with certain purchased transportation providers that are owned by employees of that operating company. The Company paid an aggregate of $3.1 million and $1.8 million to these purchased transportation providers during the three months ended June 30, 2017 and 2016, respectively. The Company paid an aggregate of $5.7 million and $3.5 million to these purchased transportation providers during the six months ended June 30, 2017 and 2016, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $0.8 million and $0.7 million under these leases during the three months ended June 30, 2017 and 2016, respectively. The Company paid an aggregate of $1.5 million and $1.3 million under these leases during the six months ended June 30, 2017 and 2016, respectively.
During the three months ended June 30, 2016, the Company entered into and completed a sale leaseback transaction to sell a combined office and warehouse facility to an entity controlled by a former owner and current manager of an operating company for a total sale price of $3.5 million.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $0.3 million and $0.2 million during the during the three months ended June 30, 2017 and 2016, respectively. The Company paid an aggregate of $0.6 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively.
The Company received dividend payments from Great Republic Indemnity, an insurance captive, of $2.5 million during the six months ended June 30, 2017. The Company did not receive any such dividends for the three months ended June 30, 2017. The Company received dividend payments of $1.3 million and $1.8 million during the three and six months ended June 30, 2016, respectively.
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

The following table reflects certain financial data of the Company’s segments for the three and six months ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
TL	$321,168	$282,225	$605,015	$555,569
LTL	121,968	122,346	230,744	236,699
Ascent	89,119	83,627	177,502	167,005
Eliminations	(1,676)	(4,781)	(3,762)	(9,310)
Total	$530,579	$483,417	$1,009,499	$949,963
Operating income (loss):
TL	$3,667	$(110)	$3,434	$3,688
LTL	(3,264)	781	(5,985)	2,526
Ascent	6,738	6,788	13,054	14,192
Corporate	(14,634)	(6,233)	(35,906)	(12,104)
Total	$(7,493)	$1,226	$(25,403)	$8,302
Interest expense	28,355	5,695	34,880	11,303
Loss from debt extinguishment	9,827	—	9,827	—
Loss before benefit from income taxes	$(45,675)	$(4,469)	$(70,110)	$(3,001)
Depreciation and amortization:
TL	$6,571	$6,700	$13,238	$13,442
LTL	953	865	1,914	1,734
Ascent	1,257	1,233	2,522	2,455
Corporate	429	381	841	757
Total	$9,210	$9,179	$18,515	$18,388
Capital expenditures:
TL	$2,216	$1,856	$5,625	$4,994
LTL	387	1,303	631	2,414
Ascent	120	1,275	337	2,964
Corporate	625	150	685	259
Total	$3,348	$4,584	$7,278	$10,631

	June 30, 2017	December 31, 2016
Assets:
TL	$483,616	$498,330
LTL	92,292	129,899
Ascent	292,449	302,164
Corporate	76,632	4,189
Eliminations(1)	(562)	(1,028)
Total	$944,427	$933,554
(1) Eliminations represents intercompany trade receivable balances between the three segments.

13. Subsequent Events
ABL Facility
On July 21, 2017, the Company entered into the ABL Facility with BMO Harris Bank, N.A. and certain other lenders. The proceeds from the ABL Facility were used to redeem all of the outstanding shares of the Series E Preferred Stock and working capital purposes. The ABL Facility matures on July 21, 2022.
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
On March 14, 2018, the Company entered into a Third Amendment to the ABL Facility. Pursuant to the Third Amendment the ABL Facility was further amended to, among other things: (i) extend the date for delivery of the Company's consolidated financial statements for the first three quarters of 2017 (unaudited) until April 30, 2018; (ii) extend the date for delivery of the Company's consolidated financial statements for fiscal year 2017 (audited) until June 30, 2018; (iii) expand the permitted amount of capital leases and purchase money indebtedness from $35.0 million to$60.0 million; (iv) impose a requirement that the Company obtain a new appraisal for the vehicles pledged for the term loan within 60 days; (v) establish an additional availability reserve; and (vi) impose certain collateral reporting requirements.
Sale of Unitrans
On September 15, 2017, Ascent sold all of the issued and outstanding capital stock of Unitrans, a wholly owned subsidiary of Ascent, pursuant to the terms of a Stock Purchase Agreement, dated as of August 16, 2017. The Company received net proceeds of $88.5 million and recognized a gain of $35.4 million. The proceeds from the sale were used to redeem a portion of the Series E Preferred Stock and to provide funding for operations. As of June 30, 2017, Unitrans Inc. did not meet the criteria to be classified as held for sale and accordingly, its results are presented within the Company's Ascent segment results from continuing operations.
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
Voting. The holders of Series E-1 Preferred Stock will generally not be entitled to vote on any matters submitted to a vote of the stockholders of the Company. So long as any shares of Series E-1 Preferred Stock are outstanding, the Company may not take certain actions without the prior approval of the Preferred Requisite Vote, voting as a separate class.

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
We have three segments:
Truckload Logistics. Within our TL business, we arrange the pickup and delivery of truckload, intermodal and ground and air expedited freight through 39 TL service centers, 37 company brokers, and over 60 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated foods, poultry, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and provides us with more consistent shipping volumes in any given year.
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
In our Ascent business, we have over 40 salespeople and commissioned sales representatives.
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
Personnel and Related Benefits. Personnel and related benefits costs are a large component of our overall cost structure. We employ over 1,600 company drivers who are paid either per mile or at an hourly rate. In addition, we employ over 1,100 dock and warehouse workers and over 1,700 operations and other administrative personnel to support our day-to-day operations. Personnel and related benefits costs could vary significantly as we may be required to adjust staffing levels to match our business needs.
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

Corporate and total statement of operations data are expressed as a percentage of consolidated revenues.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in thousands, except for %'s)	2017		2016		2017		2016
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
TL	$321,168	60.5%	$282,225	58.4%	$605,015	59.9%	$555,569	58.5%
LTL	121,968	23.0%	122,346	25.3%	230,744	22.9%	236,699	24.9%
Ascent	89,119	16.8%	83,627	17.3%	177,502	17.6%	167,005	17.6%
Eliminations	(1,676)	(0.3)%	(4,781)	(1.0)%	(3,762)	(0.4)%	(9,310)	(1.0)%
Total	$530,579	100.0%	$483,417	100.0%	$1,009,499	100.0%	$949,963	100.0%
Purchased transportation costs:
TL	$211,854	66.0%	$179,008	63.4%	$392,995	65.0%	$355,399	64.0%
LTL	86,792	71.2%	84,970	69.5%	162,711	70.5%	164,731	69.6%
Ascent	61,463	69.0%	56,464	67.5%	122,751	69.2%	112,880	67.6%
Eliminations	(1,676)	(0.3)%	(4,781)	(1.0)%	(3,740)	(0.4)%	(9,310)	(1.0)%
Total	$358,433	67.6%	$315,661	65.3%	$674,717	66.8%	$623,700	65.7%
Other operating expenses (1):
TL	$99,076	30.8%	$96,627	34.2%	$195,348	32.3%	$183,040	32.9%
LTL	37,487	30.7%	35,730	29.2%	72,104	31.2%	67,708	28.6%
Ascent	19,661	22.1%	19,142	22.9%	39,175	22.1%	37,478	22.4%
Corporate	14,205	2.7%	5,852	1.2%	35,043	3.5%	11,347	1.2%
Total	$170,429	32.1%	$157,351	32.5%	$341,670	33.8%	$299,573	31.5%
Depreciation and amortization:
TL	$6,571	2.0%	$6,700	2.4%	$13,238	2.2%	$13,442	2.4%
LTL	953	0.8%	865	0.7%	1,914	0.8%	1,734	0.7%
Ascent	1,257	1.4%	1,233	1.5%	2,522	1.4%	2,455	1.5%
Corporate	429	0.1%	381	0.1%	841	0.1%	757	0.1%
Total	$9,210	1.7%	$9,179	1.9%	$18,515	1.8%	$18,388	1.9%
Operating (loss) income:
TL	$3,667	1.1%	$(110)	—%	$3,434	0.6%	$3,688	0.7%
LTL	(3,264)	(2.7)%	781	0.6%	(5,985)	(2.6)%	2,526	1.1%
Ascent	6,738	7.6%	6,788	8.1%	13,054	7.4%	14,192	8.5%
Corporate	(14,634)	(2.8)%	(6,233)	(1.3)%	(35,906)	(3.6)%	(12,104)	(1.3)%
Total	$(7,493)	(1.4)%	$1,226	0.3%	$(25,403)	(2.5)%	$8,302	0.9%
Interest expense	28,355	5.3%	5,695	1.2%	34,880	3.5%	11,303	1.2%
Loss from debt extinguishment	9,827	1.9%	—	—%	9,827	1.0%	—	—%
Loss before provision for income taxes	$(45,675)	(8.6)%	$(4,469)	(0.9)%	$(70,110)	(6.9)%	$(3,001)	(0.3)%
Benefit from income taxes	(7,812)	(1.5)%	(1,730)	(0.4)%	(12,304)	(1.2)%	(1,162)	(0.1)%
Net loss	$(37,863)	(7.1)%	$(2,739)	(0.6)%	$(57,806)	(5.7)%	$(1,839)	(0.2)%

(1)	Reflects the sum of personnel and related benefits and other operating expenses.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues
Consolidated revenues increased by $47.2 million, or 9.8%, to $530.6 million during the second quarter of 2017 from $483.4 million during the second quarter of 2016, primarily due to higher TL and Ascent revenues.
TL revenues increased $39.0 million, or 13.8%, to $321.2 million during the second quarter of 2017 from $282.2 million during the second quarter of 2016, primarily due to an increase in our ground and air expedited freight.
LTL revenues decreased by $0.3 million, or 0.3%, to $122.0 million during the second quarter of 2017 from $122.3 million during the second quarter of 2016, primarily due to lower volumes across our customer base, partially offset by revenue from new customers.
Ascent revenues increased by $5.5 million, or 6.6%, to $89.1 million during the second quarter of 2017 from $83.6 million during the second quarter of 2016, primarily due to an increase in volumes to international freight forwarding customers.
Purchased Transportation Costs
Consolidated purchased transportation costs increased by $42.7 million, or 13.5%, to $358.4 million during the second quarter of 2017 from $315.7 million during the second quarter of 2016, primarily due to higher costs at TL and Ascent.
TL purchased transportation costs increased $32.9 million, or 18.3%, to $211.9 million during the second quarter of 2017 from $179.0 million during the second quarter of 2016, primarily due to increased volumes.
LTL purchased transportation costs increased by $1.8 million, or 2.1%, to $86.8 million during the second quarter of 2017 from $85.0 million during the second quarter of 2016. The increases were due to higher spot prices which impacted linehaul costs, partially offset by lower volumes.
Ascent purchased transportation costs increased by $5.0 million, or 8.9%, to $61.5 million during the second quarter of 2017 from $56.5 million during the second quarter of 2016. The increases were primarily due to higher volumes in international freight forwarding.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits and other operating expenses shown in our unaudited condensed consolidated statements of operations, increased by $13.0 million, or 8.3%, to $170.4 million during the second quarter of 2017 from $157.4 million during the second quarter of 2016.
Within our TL business, other operating expenses increased by $2.5 million, or 2.5%, to $99.1 million during the second quarter of 2017 from $96.6 million during the second quarter of 2016, primarily due to increased equipment lease and maintenance costs of $2.4 million and increased insurance claims expense of $1.3 million, partially offset by decreased salaries and benefits of $1.2 million attributable to less employee drivers.
Within our LTL business, other operating expenses increased by $1.8 million to $37.5 million during the second quarter of 2017 from $35.7 million during the second quarter of 2016, primarily due to increased salaries and benefits of $1.5 million.
Within our Ascent business, other operating expenses increased by $0.6 million, or 2.7%, to $19.7 million during the second quarter of 2017 from $19.1 million during the second quarter of 2016, primarily related to higher salaries and benefits of $0.5 million.
Other operating expenses that were not allocated to our TL, LTL, or Ascent businesses increased to $14.2 million during the second quarter of 2017 from $5.9 million during the second quarter of 2016, primarily due to restructuring and restatement costs of $9.1 million incurred in the second quarter of 2017 associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance and restructuring.
Depreciation and Amortization
Consolidated depreciation and amortization was $9.2 million during the second quarter of 2017 and 2016.
Operating (Loss) Income
Consolidated operating loss was $7.5 million during the second quarter of 2017 compared with operating income of $1.2 million during the second quarter of 2016.

Within our TL business, operating results increased by $3.8 million to operating income of $3.7 million during the second quarter of 2017 from an operating loss of $0.1 million during the second quarter of 2016.
Within our LTL business, operating results decreased by $4.1 million to an operating loss of $3.3 million during the second quarter of 2017 from operating income of $0.8 million during the second quarter of 2016, primarily as a result of the factors above.
Within our Ascent business, operating income decreased $0.1 million to $6.7 million during the second quarter of 2017 from $6.8 million during the second quarter of 2016.
Interest Expense
Interest expense increased to $28.4 million during the second quarter of 2017 from $5.7 million during the second quarter of 2016, primarily as a result of $16.1 million of preferred stock issuance costs and the change in fair value of the preferred stock of $8.9 million. We account for the preferred stock issued in May 2017 at fair value and changes in fair value are recorded in interest expense.
Income Tax
Income tax benefit was $7.8 million during the second quarter of 2017 compared to $1.7 million during the second quarter of 2016. The effective tax rate was 17.1% during the second quarter of 2017 and 38.7% during the second quarter of 2016. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences. Significant permanent differences for 2017 include non-deductible interest expense associated with the preferred stock, as well as related preferred stock issuance costs.
Net Loss
Net loss was $37.9 million during the second quarter of 2017 compared to $2.7 million during the second quarter of 2016. In addition to the items previously discussed, net loss in 2017 was also impacted by a $9.8 million loss from debt extinguishment associated with the repayment of our prior senior credit facility.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues
Consolidated revenues increased by $59.5 million, or 6.3%, to $1,009.5 million during the first half of 2017 from $950.0 million during the first half of 2016, primarily due to higher TL and Ascent revenues, partially offset by lower revenue at LTL.
TL revenues increased $49.4 million to $605.0 million during the first half of 2017 from $555.6 million during the first half of 2016, primarily due to increased volumes and rates in our ground and air expedited freight business.
LTL revenues decreased by $6.0 million, or 2.5%, to $230.7 million during the first half of 2017 from $236.7 million during the first half of 2016, primarily due to lower volumes across our customer base, partially offset by revenue from new customers.
Ascent revenues increased by $10.5 million, or 6.3%, to $177.5 million during the first half of 2017 from $167.0 million during the first half of 2016, primarily due to an increase in volumes and rates to international freight forwarding customers.
Purchased Transportation Costs
Consolidated purchased transportation costs increased by $51.0 million, or 8.2%, to $674.7 million during the first half of 2017 from $623.7 million during the first half of 2016 due to higher TL and Ascent costs, partially offset by lower costs at LTL.
TL purchased transportation costs increased by $37.6 million, or 10.6%, to $393.0 million during the first half of 2017 from $355.4 million during the first half of 2016 primarily due to increased volumes in our ground and air expedited freight business.
LTL purchased transportation costs decreased by $2.0 million, or 1.2%, to $162.7 million during the first half of 2017 from $164.7 million during the first half of 2016. The decreases were consistent with the decreases in revenue and primarily the result of weakened freight demand.
Ascent purchased transportation costs increased by $9.9 million, or 8.7%, to $122.8 million during the first half of 2017 from $112.9 million during the first half of 2016. The increases were primarily due to higher volumes and market rates in international freight forwarding.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits and other operating expenses shown in our unaudited condensed consolidated statements of operations, increased by $42.1 million, or 14.1%, to $341.7 million during the first half of 2017 from $299.6 million during the first half of 2016.
Within our TL business, other operating expenses increased by $12.3 million, or 6.7%, to $195.3 million during the first half of 2017 from $183.0 million during the first half of 2016, primarily due to higher fuel costs of $9.2 million and higher insurance claims expense of $3.7 million.
Within our LTL business, other operating expenses increased by $4.4 million, or 6.5%, to $72.1 million during the first half of 2017 from $67.7 million during the first half of 2016, primarily due to a increased salaries and benefits of $2.3 million and increased insurance claims expense of $1.3 million.
Within our Ascent business, other operating expenses increased $1.7 million, or 4.5%, to $39.2 million during the first half of 2017 from $37.5 million during the first half of 2016, primarily related to higher salaries and wages of $1.7 million.
Other operating expenses that were not allocated to our TL, LTL, or Ascent businesses were $35.0 million during the first half of 2017 and $11.3 million during the first half of 2016. The increase is primarily due to restructuring and restatement costs of $16.8 million incurred in the first half of 2017 associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance and restructuring. Also impacting the first half of 2017 was an increase in legal reserves of $5.2 million.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $18.5 million during the first half of 2017 from $18.4 million during the first half of 2016, reflecting increases in property and equipment.
Operating (Loss) Income
Consolidated operating loss was $25.4 million during the first half of 2017 compared with operating income of $8.3 million during the first half of 2016.

Within our TL business, operating income decreased by $0.3 million, or 6.9%, to $3.4 million during the first half of 2017 from $3.7 million during the first half of 2016.
Within our LTL business, operating results decreased by $8.5 million, or 336.9%, to an operating loss of $6.0 million during the first half of 2017 from operating income of $2.5 million during the first half of 2016.
Within our Ascent business, operating income decreased $1.1 million, or 8.0%, to $13.1 million during the first half of 2017 from $14.2 million during the first half of 2016.
Interest Expense
Interest expense increased to $34.9 million during the first half of 2017 from $11.3 million during the first half of 2016, primarily as a result of $16.1 million of preferred stock issuance costs and change in fair value of the preferred stock of $8.9 million. We account for the preferred stock issued in May 2017 at fair value and changes in fair value are recorded in interest expense.
Income Tax
Income tax benefit was $12.3 million during the first half of 2017 compared to $1.2 million during the first half of 2016. The effective tax rate was 17.5% during the first half of 2017 and 38.7% during the first half of 2016. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences. Significant permanent differences for 2017 include non-deductible interest expense associated with the preferred stock.
Net Loss
Net loss was $57.8 million during the first half of 2017 compared to $1.8 million during the first half of 2016. In addition to the items previously discussed, net loss in 2017 was also impacted by a $9.8 million loss from debt extinguishment associated with the repayment of our prior senior credit facility.
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, the issuance of preferred stock, and cash flows from operations. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, and finance capital expenditures. As of June 30, 2017, we had $29.7 million in cash and cash equivalents.
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

Certain terms of the various series of preferred stock are as follows:

	Series B	Series C	Series D	Series E	Series F
Shares at $0.01 Par Value at issuance	155,000	55,000	100	90,000	240,500
Shares outstanding as of June 30, 2017	155,000	55,000	100	90,000	240,500
Price / Share	$1,000	$1,000	$1.00	$1,000	$1,000
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 6.25% at closing. Additional 3.00% upon certain triggering events.
Dividend rate as of 6/30/2017	16.50%	16.50%	14.75%	14.75%	7.25%
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	(a) Refinancing Date: 101.0% upon redemption with New ABL Facility (b) From Closing Date: Refinancing Date-12 months: 106.5% 12-24 months: 103.5%
Redemption rights are at our option or upon a change in control, at the option of the holder. The holders of Series C Preferred Stock and Series D Preferred Stock have the right to participate equally and ratably with holders of common stock in all cash dividends paid on shares of common stock.
At each preferred stock dividend payment date, we have the option to pay the accrued dividends in cash or to defer them. Deferred dividends earn dividend income consistent with the underlying shares of preferred stock.
On July 21, 2017, we entered into the ABL Facility. We used the initial proceeds from the ABL Facility for working capital purposes and to redeem all of the outstanding shares of our Series F Preferred Stock. See Note 12, Subsequent Events, to the condensed consolidated financial statements in this Form 10-Q for additional information regarding the ABL Facility.
As of December 31, 2016, we were not in compliance with our debt covenants under our prior senior credit agreement. On February 27, 2017, we entered into a Forbearance Agreement and Second Amendment to our prior senior credit agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, our lenders agreed to forbear from exercising the remedies available under our prior senior credit agreement in respect of certain disclosed prior senior credit agreement events of default until the earliest to occur of (i) a breach by us of any of our covenants in the Forbearance Agreement, (ii) any other default or event of default under our prior senior credit agreement, (iii) March 31, 2017, and (iv) certain other specified events, including a material adverse effect. The Forbearance Agreement also amended certain credit agreement covenants and other provisions, required certain reporting and information, and imposed other obligations on us. On March 31, 2017, we entered into a Forbearance Agreement Extension and Third Amendment to our prior senior credit agreement (the “Forbearance Extension”). Pursuant to the Forbearance Extension, our lenders agreed to forbear from exercising the remedies available under our prior senior credit agreement in respect of certain disclosed prior senior credit agreement events of default until the earliest to occur of (i) a breach by us of any of our covenants in the Forbearance Extension, (ii) any other default or event of default under our senior credit agreement, (iii) May 19, 2017, and (iv) certain other specified events, including a material adverse effect. The Forbearance Extension also amended certain prior senior credit agreement covenants and other provisions, required certain reporting and information, and imposed other obligations on us.

Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(39,357)	$35,458
Investing activities	(5,308)	(5,549)
Financing activities	44,818	(31,740)
Net change in cash and cash equivalents	$153	$(1,831)
Cash Flows from Operating Activities
Cash (used in) provided by operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $57.8 million of net loss and the $39.4 million of cash used in operating activities during the six months ended June 30, 2017 was primarily attributable to $19.3 million of depreciation and amortization expense and the $9.8 million loss from debt extinguishment with the remainder attributable to changes in working capital. Changes in working capital include a decrease in accounts payable of $20.9 million during the six months ended June 30, 2017 as concerns regarding availability under the revolving credit facility led to higher accounts payable balances at December 31, 2016.
Cash Flows from Investing Activities
Cash used in investing activities was $5.3 million during the six months ended June 30, 2017, which reflects $7.3 million of capital expenditures used to support our operations. These capital expenditures were partially offset by the proceeds from the sale of property and equipment of $2.0 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $44.8 million during the six months ended June 30, 2017, which primarily reflects the $540.5 million in proceeds from the issuance of preferred stock and warrants, partially offset by a net reduction of borrowings of $450.5 million, $20.7 million of cash used to collateralize letters of credit, costs associated with the issuance of preferred stock of $16.1 million, and payments of debt extinguishment costs of $4.9 million.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
We have elected to measure our preferred stock at fair value pursuant to ASC 820, Fair Value Measurement. The fair value of the preferred stock is the estimated amount that would be paid to redeem the liability in an orderly transaction between market participants at the measurement date. We calculate the fair value of:

•	the Series B Preferred Stock using a lattice model that takes into consideration our call right on the instrument based on simulated future interest rates;

•	the Series C Preferred stock using a lattice model that takes into consideration the future redemption value on the instrument, which is tied to our stock price;

•
the Series D Preferred Stock using a static discounted cash flow approach, where the expected redemption value of the instrument is based on the value of our stock as of the measurement date grown at the risk-free rate;

•
the Series E Preferred Stock via application of both (i) a static discounted cash flow approach and (ii) a lattice model that takes into consideration our call right on this instrument based on simulated future interest rates; and

•	the Series F Preferred Stock using a static discounted cash flow approach that assumes the Series F will be fully redeemed in 2017.

These valuations are considered to be Level 3 fair value measurements as the significant inputs are unobservable and require significant management judgment or estimation. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value models include: the estimates of the redemption dates; credit spreads; dividend payments; and the market price of our common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. Changes in the fair value of preferred stock are recorded in interest expense - preferred stock in the condensed consolidated statements of operations.

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
Interest Rate Risk
We have exposure to changes in interest rates on our preferred stock. The interest rates on our preferred stock fluctuate based on LIBOR plus an applicable margin. A 1.0% increase in the borrowing rate would increase our annual interest expense by $5.3 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended June 30, 2017, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer and Principal Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016 were still present as of June 30, 2017 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of June 30, 2017 based on a number of factors including, but not limited to, (a) substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b) internal reviews to identify material accounting errors, and (c) the commencement of certain remediation actions as discussed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million for workers compensation. We believe we have adequate insurance to cover losses in excess of our self-insured and deductible amount. As of June 30, 2017 and December 31, 2016, we had reserves for estimated uninsured losses of $26.1 million and $21.5 million, respectively, included in accrued expenses and other current liabilities.
In addition to the legal proceedings described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of June 30, 2017 and December 31, 2016, we have recorded a reserve for settlements, litigation, and defense costs of $13.9 million and $10.4 million, respectively, which are included in accrued expenses and other current liabilities.
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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

3.3	Certificate of Designations, Preferences and Rights of Series B Cumulative Redeemable Preferred Stock (1)

3.4	Certificate of Designations, Preferences and Rights of Series C Cumulative Redeemable Participating Preferred Stock (1)

3.5	Certificate of Designations, Preferences and Rights of Series D Cumulative Redeemable Participating Preferred Stock (1)

3.6	Certificate of Designations, Preferences and Rights of Series E Cumulative Redeemable Preferred Stock (1)

3.7	Certificate of Designations, Preferences and Rights of Series F Cumulative Redeemable Preferred Stock (1)

4.2	Warrant Agreement, dated May 2, 2017, between Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Brockdale Investments LP. (1)

4.3	Stockholders’ Agreement, dated May 2, 2017, between Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Brockdale Investments LP. (1)

4.4
Registration Rights Agreement, dated May 2, 2017, between Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., Brockdale Investments LP, Thayer Equity Investors V, L.P., TC Roadrunner-Dawes Holdings, L.L.C., TC Sargent Holdings, L.L.C., HCI Equity Partners III, L.P., and HCI Co-Investors III, L.P. (1)

10.1	Investment Agreement, dated May 1, 2017, between Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Brockdale Investments LP. (1)

10.36	Second Amended and Restated Employment Agreement, dated as of April 30, 2017, with Curt Stoelting

10.37	Second Amended and Restated Employment Agreement, dated as of April 30, 2017, with Mike Gettle

10.38	Employment Agreement, dated May 22, 2017, with Terry Rogers

10.39	Separation Agreement, dated June 15, 2017, with Grant Crawford

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the registrant's Current Report on Form 8-K filed with the SEC on May 4, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: March 29, 2018	By:	/s/ Terence R. Rogers
Terence R. Rogers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)