Form 10-Q
period 2017-09-30
Roadrunner Transportation Systems, Inc.
filed 2018-03-30
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,066	$29,513
Accounts receivable, net of allowances of $13,659 and $18,573, respectively	287,276	272,924
Income tax receivable	37,167	40,766
Prepaid expenses and other current assets	35,281	31,284
Total current assets	376,790	374,487
Property and equipment, net of accumulated depreciation of $102,335 and $88,453, respectively	162,722	171,857
Other assets:
Goodwill	265,296	312,541
Intangible assets, net	50,850	65,549
Other noncurrent assets	6,853	9,120
Total other assets	322,999	387,210
Total assets	$862,511	$933,554
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$7,597	$445,589
Accounts payable	137,561	149,067
Accrued expenses and other current liabilities	101,173	89,381
Total current liabilities	246,331	684,037
Deferred tax liabilities	30,865	44,174
Other long-term liabilities	10,592	7,875
Long-term debt, net of current maturities	185,480	—
Preferred stock	255,646	—
Total liabilities	728,914	736,086
Commitments and contingencies (Note 11)
Stockholders’ investment:
Common stock $.01 par value; 105,000 shares authorized; 38,421 and 38,341 shares issued and outstanding	384	383
Additional paid-in capital	402,589	398,602
Retained deficit	(269,376)	(201,517)
Total stockholders’ investment	133,597	197,468
Total liabilities and stockholders’ investment	$862,511	$933,554
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$521,433	$532,009	$1,530,932	$1,481,972
Operating expenses:
Purchased transportation costs	358,480	358,271	1,033,197	981,971
Personnel and related benefits	73,263	72,767	223,345	212,806
Other operating expenses	100,123	80,433	291,711	239,967
Depreciation and amortization	9,319	9,248	27,834	27,636
Gain from sale of Unitrans	(35,440)	—	(35,440)	—
Impairment charges	4,402	372,081	4,402	372,081
Total operating expenses	510,147	892,800	1,545,049	1,834,461
Operating income (loss)	11,286	(360,791)	(14,117)	(352,489)
Interest expense:
Interest expense - preferred stock	8,683	—	33,723	—
Interest expense - debt	1,819	5,757	11,659	17,060
Total interest expense	10,502	5,757	45,382	17,060
Loss from debt extinguishment	6,049	—	15,876	—
Loss before provision for (benefit from) income taxes	(5,265)	(366,548)	(75,375)	(369,549)
Provision for (benefit from) income taxes	4,788	(46,930)	(7,516)	(48,092)
Net loss	$(10,053)	$(319,618)	$(67,859)	$(321,457)
Loss per share:
Basic	$(0.26)	$(8.34)	$(1.77)	$(8.39)
Diluted	$(0.26)	$(8.34)	$(1.77)	$(8.39)
Weighted average common stock outstanding:
Basic	38,420	38,328	38,399	38,310
Diluted	38,420	38,328	38,399	38,310
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(67,859)	$(321,457)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28,780	29,675
Loss (gain) on disposal of property and equipment	1,066	(5,726)
Gain on sale of business	(35,440)	—
Share-based compensation	1,647	1,653
Change in fair value of preferred stock	10,716	—
Amortization of preferred stock issuance costs	16,112	—
Loss from debt extinguishment	15,876	—
Adjustment to contingent purchase obligation	—	(2,458)
Provision for bad debts	2,847	2,826
Deferred tax benefit	(10,193)	(46,899)
Impairment charges	4,402	372,081
Changes in:
Accounts receivable	(32,701)	(41,102)
Income tax receivable	3,599	(8,330)
Prepaid expenses and other assets	(768)	1,063
Accounts payable	(5,384)	53,432
Accrued expenses and other liabilities	17,329	5,597
Net cash (used in) provided by operating activities	(49,971)	40,355
Cash flows from investing activities:
Capital expenditures	(11,212)	(16,156)
Proceeds from sale of business	88,512	1,000
Proceeds from sale of property and equipment	2,689	6,014
Net cash provided by (used in) investing activities	79,989	(9,142)
Cash flows from financing activities:
Borrowings under revolving credit facilities	236,905	197,789
Payments under revolving credit facilities	(268,568)	(213,038)
Term debt payments	(278,819)	(14,750)
Term debt borrowings	56,780	—
Debt issuance costs and discount	(4,672)	(692)
Cash collateralization of letters of credit	(1,211)	—
Payments of debt extinguishment costs	(10,960)	—
Preferred stock issuance costs	(16,112)	—
Proceeds from issuance of preferred stock and warrants	540,500	—
Preferred stock payments	(293,000)	—
Payments of contingent purchase obligations	—	(798)
Issuance of restricted stock units, net of taxes paid	(230)	(276)
Payment of capital lease obligation	(3,078)	(4,314)
Net cash used in financing activities	(42,465)	(36,079)
Net decrease in cash and cash equivalents	(12,447)	(4,866)
Cash and cash equivalents:
Beginning of period	29,513	7,930
End of period	$17,066	$3,064

	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$24,625	$14,731
Cash paid for (refunds from) income taxes, net	$(2,215)	$993
Receivable from sale of business	$—	$3,860
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Downers Grove, Illinois and has the following three segments: Truckload Logistics (“TL”), Less-than-Truckload (“LTL”), and Ascent Global Logistics (“Ascent”). Within its TL business, the Company operates a network of TL service centers and company dispatch offices which are augmented by independent brokerage agents. Within its LTL business, the Company operates LTL service centers throughout the United States, complemented by relationships with numerous delivery agents. Within its Ascent business, the Company operates service centers, dispatch offices, and freight consolidation and inventory management centers throughout the United States. From pickup to delivery, the Company leverages relationships with a diverse group of third-party carriers to provide scalable capacity and reliable, customized service to its customers, including domestic and international air and ocean transportation services. The Company operates primarily in the United States.
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
Change in Accounting Principle
On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Share-Based Payment Accounting. The Company will prospectively recognizes any excess tax benefits or tax deficiencies through the condensed consolidated statements of operations and also offsets excess tax benefits and/or tax deficiencies against taxes payable. Also, the Company adopted the classification of the excess tax benefit on a retrospective basis and did not present excess tax benefits and/or tax deficiencies as financing activities within the condensed consolidated statements of cash flows for either period presented. Tax deficiency on share-based compensation was $0.5 million for the nine months ended September 30, 2016. The Company has elected to recognize forfeitures as they occur.
Fair Value Option
The fair value option election allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. The Company has elected to measure its preferred stock at fair value pursuant to ASC 820, Fair Value Measurement. Changes in the fair value of preferred stock are recorded in interest expense - preferred stock in the condensed consolidated statements of operations. See Notes 5 and 6 for further information.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which will be effective for the Company in 2020, but early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 eliminates step two from the goodwill impairment test and instead requires an entity to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 reduces the amount of time and money spent determining the implied fair value of goodwill, which would allow the Company to more quickly evaluate and identify a recognized impairment. The Company early adopted this ASU and applied it to its goodwill impairment analysis as of July 1, 2017.

2. Divestitures
On September 15, 2017, the Company completed the sale of its wholly-owned subsidiary Unitrans, Inc. (“Unitrans”). The Company received net proceeds of $88.5 million and recognized a gain of $35.4 million. The proceeds from the sale were used primarily to redeem a portion of the Series E Preferred Stock and to provide funding for operations.
The results of operations and financial condition of Unitrans have been included in the Company's condensed consolidated financial statements within the Company's Ascent segment until the date of sale. The divestiture of Unitrans did not meet the criteria for being classified as a discontinued operation and accordingly, its results are presented within continuing operations.
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

The Company has four reporting units for its three segments: one reporting unit for its TL segment; one reporting unit for its LTL segment; and two reporting units for its Ascent segment, which are the Ascent reporting unit and the Warehousing & Consolidation reporting unit. The Company conducted its goodwill impairment analysis for each of its four reporting units at July 1, 2017 and determined that no impairment had occurred, as each reporting unit's fair value exceeded the carrying value.
The sale of Unitrans, which was included in the Ascent reporting unit, reduced the Ascent reporting unit's goodwill and gross carrying amount of intangible asset balances by $42.8 million and $12.0 million, respectively, resulting in an incremental impairment analysis on the remaining net assets of the Ascent reporting unit. The Company evaluated the remaining carrying value of goodwill for the Ascent reporting unit and compared it to the relative fair value of the remaining businesses in the Ascent reporting unit. As a result of this evaluation, the Company determined the carrying value exceeded the fair value and recorded a $4.4 million impairment charge in the third quarter of 2017.
The following is a rollforward of goodwill from December 31, 2016 to September 30, 2017 by segment (in thousands):

	TL	LTL	Ascent	Total
Goodwill balance as of December 31, 2016	$99,214	$—	$213,327	$312,541
Adjustments to goodwill for sale of Unitrans	—	—	(42,843)	(42,843)
Impairment charges	—	—	(4,402)	(4,402)
Goodwill balance as of September 30, 2017	$99,214	$—	$166,082	$265,296

The following is a breakdown of the Company's accumulated goodwill impairment losses from December 31, 2016 to September 30, 2017 by segment (in thousands):

	TL	LTL	Ascent	Total
Balance as of December 31, 2016	$157,538	$197,312	$17,231	$372,081
Impairment charges	—	—	4,402	4,402
Balance as of September 30, 2017	$157,538	$197,312	$21,633	$376,483
Intangible assets consist primarily of customer relationships acquired from business acquisitions. Intangible assets as of September 30, 2017 exclude the net carrying value of customer relationship intangible assets of Unitrans of $8.5 million. Intangible assets as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TL	$54,973	$(17,015)	$37,958	$54,973	$(13,606)	$41,367
LTL	1,358	(1,133)	225	1,358	(1,083)	275
Ascent	26,427	(13,760)	12,667	38,427	(14,520)	23,907
Total	$82,758	$(31,908)	$50,850	$94,758	$(29,209)	$65,549
The customer relationships intangible assets are amortized over their estimated useful lives, ranging from five to 12 years. Amortization expense was $2.0 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense was $6.1 million and $6.4 million for the nine months ended September 30, 2017 and 2016, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of September 30, 2017 is as follows (in thousands):

Remainder 2017	$1,749
2018	6,933
2019	6,629
2020	6,257
2021	6,075
Thereafter	23,207
Total	$50,850
4. Debt
Debt as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
ABL Facility:
Revolving credit facility	$141,037	$—
Term loan	55,711	—
Total ABL Facility	$196,748	$—
Senior debt:
Revolving credit facility	$—	$172,700
Term loan	—	277,750
Total senior debt	$—	$450,450
Less: Debt issuance costs and discount	(3,671)	(4,861)
Total debt, net of debt issuance costs and discount	193,077	445,589
Less: Current maturities	(7,597)	(445,589)
Total debt, net of current maturities	$185,480	$—

ABL Facility
On July 21, 2017, the Company entered into the Asset-Based Lending (“ABL”) Facility with BMO Harris Bank, N.A. and certain other lenders (the “ABL Facility”). The Company used the initial proceeds from the ABL Facility for working capital purposes and to redeem all of the outstanding shares of its Series F Preferred Stock. The ABL Facility matures on July 21, 2022.
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
On December 15, 2017, the Company entered into a First Amendment to the ABL Facility. On January 30, 2018, the Company entered into a Second Amendment to the ABL Facility. See Note 14 for additional information regarding both Amendments to the ABL Facility.
Senior Debt
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

5. Preferred Stock
Preferred stock as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Preferred stock:
Series B Preferred	$145,083	$—
Series C Preferred	68,507	—
Series D Preferred	7,829	—
Series E Preferred	34,227	—
Total Preferred stock	$255,646	$—
Preferred Stock
On May 1, 2017, the Company entered into an Investment Agreement (“Investment Agreement”), which closed on May 2, 2017, with affiliates of Elliott Management Corporation (“Elliott”) , pursuant to which the Company issued and sold shares of its preferred stock and issued warrants to Elliott for an aggregate purchase price of $540.5 million. The proceeds of the sale of the preferred stock were used to pay off and terminate the Company’s senior credit facility and to provide working capital to support the Company’s current operations and future growth.
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

The preferred stock is mandatorily redeemable and, as such, is presented as a liability on the condensed consolidated balance sheets. The Company has elected to measure the value of its preferred stock using the fair value method. Under the fair value method, issuance costs are expensed as incurred. The Company incurred $16.1 million of issuance costs associated with the preferred stock for the nine months ended September 30, 2017, which are reflected in interest expense - preferred stock on the condensed consolidated statements of operations. The fair value of the preferred stock increased by $1.8 million and $10.7 million during the three and nine months ended September 30, 2017, respectively, which are reflected in interest expense - preferred stock on the condensed consolidated statements of operations.

In connection with the repurchase of the Series F Preferred Stock and repurchase of a portion of the Series E Preferred Stock, the Company recorded a loss of $6.0 million reported in loss from debt extinguishment in the statements of operations.

Certain Terms of the Preferred Stock

	Series B	Series C	Series D	Series E	Series F
Shares at $0.01 Par Value at issuance	155,000	55,000	100	90,000	240,500
Shares outstanding at September 30, 2017	155,000	55,000	100	37,500	—
Price / Share	$1,000	$1,000	$1.00	$1,000	$1,000
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 6.25% at closing. Additional 3.00% upon certain triggering events.
Dividend rate as of 9/30/2017	16.726%	16.726%	14.976%	14.976%	n/a
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	(a) Refinancing Date: 101.0% upon redemption with New ABL Facility (b) From Closing Date: Refinancing Date-12 months: 106.5% 12-24 months: 103.5%
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
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
Balance, beginning of period	$546,858	$—
Issuance of preferred stock at fair value	—	537,930
Redemption of preferred stock	(293,000)	(293,000)
Change in fair value of preferred stock (1)	1,788	10,716
Balance, end of period	$255,646	$255,646

(1)	Change in fair value of preferred stock is reported in interest expense - preferred stock in the condensed consolidated statements of operations.
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
At September 30, 2017 and December 31, 2016, the Company had no contingent purchase obligations related to acquisitions. The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial liability balance for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Balance, beginning of period	$4,211	$4,913
Payments of contingent purchase obligations	—	(798)
Interest expense	(96)	—
Adjustments to contingent purchase obligations (1)	(2,458)	(2,458)
Balance, end of period	$1,657	$1,657

(1)	Adjustments to contingent purchase obligations are reported in other operating expenses in the condensed consolidated statements of operations.

7. Stockholders’ Investment
Changes in stockholders’ investment for the three and nine months ended September 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance	$143,286	$555,264	$197,468	$556,439
Net loss	(10,053)	(319,618)	(67,859)	(321,457)
Share-based compensation	379	527	1,647	1,653
Issuance of warrants	—	—	2,571	—
Issuance of restricted stock units, net of taxes paid	(15)	(99)	(230)	(276)
Tax deficiency on share-based compensation	—	(180)	—	(465)
Ending balance	$133,597	$235,894	$133,597	$235,894
8. Earnings Per Share
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
The Company had stock options and warrants outstanding of 1,903,467 as of September 30, 2017 and 3,265,393 as of September 30, 2016 that were not included in the computation of diluted loss per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the three and nine months ended September 30, 2017. Since the Company was in a net loss position for the three and nine months ended September 30, 2017 and 2016, there is no difference between basic and dilutive weighted average common stock outstanding.

9. Income Taxes
The effective income tax rate was (90.9)% for the three months ended September 30, 2017 and 10.0% for the nine months ended September 30, 2017. The effective income tax rate was 12.8% for three months ended September 30, 2016 and 13.0% for the nine months ended September 30, 2016. The provision for (benefit from) income taxes varies from the amount computed by applying the federal corporate income tax rate of 35.0% to loss before provision for (benefit from) income taxes primarily due to state income taxes (net of federal tax effect) and adjustments for permanent differences. In determining the provision for (benefit from) income taxes, the Company applied an estimated annual effective tax rate to its ordinary operating results, and calculated the tax benefit or provision, if any, of other discrete items individually as they occurred. The estimated annual effective tax rate was based on expected ordinary operating results, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of ordinary income and expense.
Non-deductible interest expense associated with the Company's preferred stock impacted the estimated annual effective tax rate for 2017, and therefore increased the income tax expense, and decreased the income tax benefit, the Company incurred and received during the three and nine months ended September 30, 2017, respectively. Significant discrete items recognized during the three and nine months ended September 30, 2017 included loss from debt extinguishment (tax benefit for senior debt payoff; no tax benefit for partial redemption of preferred stock), preferred stock issuance costs (no tax benefit), and gain on the sale of Unitrans (tax provision). Goodwill impairment charges incurred during the third quarter are primarily non-deductible and affected the effective income tax rate and provision for (benefit from) income taxes for the three and nine months ended September 30, 2017 and September 30, 2016.

10. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2021.  The potential maximum exposure under these lease guarantees was approximately $11.4 million as of September 30, 2017.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $1.4 million and $1.6 million as of September 30, 2017 and December 31, 2016, respectively, which are recorded in the condensed consolidated balance sheets in accrued expenses and other current liabilities.
The Company began to offer a lease purchase program that did not include a guarantee, and offered newer equipment under factory warranty that was more cost effective. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In late 2016, management committed to a plan to divest these older assets and recorded a loss reserve of $8.9 million as of December 31, 2016. The loss reserve for the guarantee and reconditioning costs associated with the planned divestiture was $2.4 million as of September 30, 2017, which was recorded in the condensed consolidated balance sheets in accrued expenses and other current liabilities.
The Company paid $0.9 million and $2.4 million under these lease guarantees during the third quarter of 2017 and 2016, respectively, and $7.9 million and $7.8 million during the first nine months of 2017 and 2016, respectively.
11. Commitments and Contingencies
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amounts. As of September 30, 2017 and December 31, 2016, the Company had reserves for estimated uninsured losses of $29.1 million and $21.5 million, respectively, included in accrued expenses and other current liabilities.
In addition to the legal proceedings described above, the Company is a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In 2017 and 2018, the Company reached settlement agreements on a number of labor related lawsuits and administrative actions. As of September 30, 2017 and December 31, 2016, the Company recorded a reserve for settlements, litigation, and defense costs of approximately $13.9 million and $10.4 million, respectively, which are recorded in the condensed consolidated balance sheets in accrued expenses and other current liabilities.
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
12. Related Party Transactions
The Company had an advisory agreement with HCI that required the Company to pay transaction fees and an annual advisory fee of $0.1 million. The Company paid an aggregate of $0.2 million to HCI for advisory fees and travel expenses during the nine months ended September 30, 2016. On May 2, 2017, the Company and HCI entered into a Termination Agreement in which HCI waived the Company’s payment of any and all unpaid fees and expenses accrued under the advisory agreement through May 2, 2017.
The Investment Agreement with Elliott required the Company to pay Elliott a daily payment in an amount equal to $33,333.33 per calendar day from the closing date until the Refinancing Date. The Company paid $0.7 million and $2.7 million under this agreement for the three and nine months ended September 30, 2017, respectively.
The Company, as part of the $293.0 million redemption of its Series F Preferred Stock ($240.5 million) and a portion of its Series E Preferred Stock ($52.5 million), paid to Elliott $6.9 million in accrued dividends and $6.0 million in early redemption premiums.
One of the Company's operating companies contracts with certain purchased transportation providers that are owned by employees of that operating company. The Company paid an aggregate of $3.8 million and $2.1 million to these purchased transportation providers during the three months ended September 30, 2017 and 2016, respectively. The Company paid an aggregate of $9.5 million and $5.6 million to these purchased transportation providers during the nine months ended September 30, 2017 and 2016, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $0.8 million and $1.1 million under these leases during the three months ended September 30, 2017 and 2016, respectively. The Company paid an aggregate of $2.3 million and $2.4 million under these leases during the nine months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2016, the Company entered into and completed a sale leaseback transaction to sell a combined office and warehouse facility to an entity controlled by a former owner and current manager of an operating company for a total sale price of $3.5 million.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $0.3 million for both of the three month periods ended September 30, 2017 and 2016. The Company paid an aggregate of $0.9 million and $0.6 million during the nine months ended September 30, 2017 and 2016, respectively.
The Company received dividend payments from Great Republic Indemnity, an insurance captive, of $2.5 million and $5.0 million during the three and nine months ended September 30, 2017, respectively. The Company received dividend payments of $1.8 million during the nine months ended September 30, 2016. The Company did not receive any dividend payments during the three months ended September 30, 2016.
13. Segment Reporting
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

The following table reflects certain financial data of the Company’s segments for the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
TL	$321,013	$335,183	$926,028	$890,752
LTL	117,618	118,918	348,362	355,617
Ascent	84,015	83,294	261,517	250,299
Eliminations	(1,213)	(5,386)	(4,975)	(14,696)
Total	$521,433	$532,009	$1,530,932	$1,481,972
Impairment charges:
TL	$—	$157,538	$—	$157,538
LTL	—	197,312	—	197,312
Ascent	4,402	17,231	4,402	17,231
Total	$4,402	$372,081	$4,402	$372,081
Operating income (loss):
TL	$(3,290)	$(147,091)	$144	$(143,403)
LTL	(8,169)	(196,635)	(14,155)	(194,109)
Ascent	2,878	(11,176)	15,932	3,016
Corporate(1)	19,867	(5,889)	(16,038)	(17,993)
Total	$11,286	$(360,791)	$(14,117)	$(352,489)
Interest expense	10,502	5,757	45,382	17,060
Loss from debt extinguishment	6,049	—	15,876	—
Loss before provision for (benefit from) income taxes	$(5,265)	$(366,548)	$(75,375)	$(369,549)
Depreciation and amortization:
TL	$6,787	$6,632	$20,025	$20,074
LTL	924	999	2,838	2,733
Ascent	1,168	1,229	3,690	3,684
Corporate	440	388	1,281	1,145
Total	$9,319	$9,248	$27,834	$27,636
Capital expenditures:
TL	$2,369	$4,265	$7,994	$9,259
LTL	270	1,008	901	3,422
Ascent	105	431	442	3,395
Corporate	1,190	(179)	1,875	80
Total	$3,934	$5,525	$11,212	$16,156
(1) Gain from sale of Unitrans of $35.4 million is included within Corporate for the three and nine months ended September 30, 2017.

	September 30, 2017	December 31, 2016
Assets:
TL	$478,200	$498,330
LTL	67,827	129,899
Ascent	217,773	302,164
Corporate	99,277	4,189
Eliminations (1)	(566)	(1,028)
Total	$862,511	$933,554
(1) Eliminations represents intercompany trade receivable balances between the three segments.

14. Subsequent Events
Credit Agreement and Senior Credit Facility
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
We have three segments:
Truckload Logistics. Within our TL business, we arrange the pickup and delivery of truckload, intermodal and ground and air expedited freight through our network of 39 TL service centers, 35 company brokers, and over 60 independent brokerage agents located throughout the United States, Mexico, and Canada. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of automotive parts, refrigerated foods, poultry, and beverages. Our on-demand ground and air expedited services feature proprietary bid technology supported by our fleets of ground and air assets. We believe this array of services and specialization provides our customers with full-service options and provides us with more consistent shipping volumes in any given year.
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
Personnel and Related Benefits. Personnel and related benefits costs are a large component of our overall cost structure. We employ over 1,300 company drivers who are paid either per mile or at an hourly rate. In addition, we employ over 800 dock and warehouse workers and over 2,100 operations and other administrative personnel to support our day-to-day operations. Personnel and related benefits costs could vary significantly as we may be required to adjust staffing levels to match our business needs.
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

Sale of Unitrans
On September 15, 2017, we completed the sale of our wholly-owned subsidiary Unitrans, Inc. (“Unitrans”). We received net proceeds of $88.5 million and recognized a gain of $35.4 million. The proceeds from the sale were used to redeem a portion of the Series E Preferred Stock. The results of operations and financial condition of Unitrans have been included in our condensed consolidated financial statements within our Ascent segment until the date of sale.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands, except for %'s)	2017		2016		2017		2016
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues:
TL	$321,013	61.5%	$335,183	63.0%	$926,028	60.5%	$890,752	60.1%
LTL	117,618	22.6%	118,918	22.4%	348,362	22.7%	355,617	23.9%
Ascent	84,015	16.1%	83,294	15.7%	261,517	17.1%	250,299	16.9%
Eliminations	(1,213)	(0.2)%	(5,386)	(1.0)%	(4,975)	(0.3)%	(14,696)	(1.0)%
Total	$521,433	100.0%	$532,009	100.0%	$1,530,932	100.0%	$1,481,972	100.0%
Purchased transportation costs:
TL	$218,077	67.9%	$225,515	67.3%	$611,072	66.0%	$580,914	65.2%
LTL	84,249	71.6%	81,841	68.8%	246,960	70.9%	246,572	69.3%
Ascent	57,382	68.3%	56,301	67.6%	180,133	68.9%	169,181	67.6%
Eliminations	(1,228)	(0.2)%	(5,386)	(1.0)%	(4,968)	(0.3)%	(14,696)	(1.0)%
Total	$358,480	68.7%	$358,271	67.3%	$1,033,197	67.5%	$981,971	66.3%
Other operating expenses (1):
TL	$99,439	31.0%	$92,589	27.6%	$294,787	31.8%	$275,629	30.9%
LTL	40,614	34.5%	35,401	29.8%	112,719	32.4%	103,109	29.0%
Ascent	18,185	21.6%	19,709	23.7%	57,360	21.9%	57,187	22.8%
Corporate	(20,292)	(3.9)%	5,501	1.0%	14,750	1.0%	16,848	1.1%
Total	$137,946	26.5%	$153,200	28.8%	$479,616	31.3%	$452,773	30.6%
Depreciation and amortization:
TL	$6,787	2.1%	$6,632	2.0%	$20,025	2.2%	$20,074	2.3%
LTL	924	0.8%	999	0.8%	2,838	0.8%	2,733	0.8%
Ascent	1,168	1.4%	1,229	1.5%	3,690	1.4%	3,684	1.5%
Corporate	440	0.1%	388	0.1%	1,281	0.1%	1,145	0.1%
Total	$9,319	1.8%	$9,248	1.7%	$27,834	1.8%	$27,636	1.9%
Impairment charges:
TL	$—	—%	$157,538	47.0%	$—	—%	$157,538	17.7%
LTL	—	—%	197,312	165.9%	—	—%	197,312	55.5%
Ascent	4,402	5.2%	17,231	20.7%	4,402	1.7%	17,231	6.9%
Corporate	—	—%	—	—%	—	—%	—	—%
Total	$4,402	0.8%	$372,081	69.9%	$4,402	0.3%	$372,081	25.1%
Operating income (loss):
TL	$(3,290)	(1.0)%	$(147,091)	(43.9)%	$144	—%	$(143,403)	(16.1)%
LTL	(8,169)	(6.9)%	(196,635)	(165.4)%	(14,155)	(4.1)%	(194,109)	(54.6)%
Ascent	2,878	3.4%	(11,176)	(13.4)%	15,932	6.1%	3,016	1.2%
Corporate	19,867	3.8%	(5,889)	(1.1)%	(16,038)	(1.0)%	(17,993)	(1.2)%
Total	$11,286	2.2%	$(360,791)	(67.8)%	$(14,117)	(0.9)%	$(352,489)	(23.8)%
Interest expense	10,502	2.0%	5,757	1.1%	45,382	3.0%	17,060	1.2%
Loss from debt extinguishment	6,049	1.2%	—	—%	15,876	1.0%	—	—%
Loss before provision for (benefit from) income taxes	$(5,265)	(1.0)%	$(366,548)	(68.9)%	$(75,375)	(4.9)%	$(369,549)	(24.9)%
Provision for (benefit from) income taxes	4,788	0.9%	(46,930)	(8.8)%	(7,516)	(0.5)%	(48,092)	(3.2)%
Net loss	$(10,053)	(1.9)%	$(319,618)	(60.1)%	$(67,859)	(4.4)%	$(321,457)	(21.7)%

(1)	Reflects the sum of personnel and related benefits, other operating expenses, and gain from sale of Unitrans.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenues
Consolidated revenues decreased by $10.6 million, or 2.0%, to $521.4 million during the third quarter of 2017 from $532.0 million during the third quarter of 2016, primarily related to lower revenue from TL and LTL, partially offset by higher revenue from Ascent.
TL revenues decreased by $14.2 million, or 4.2%, to $321.0 million during the third quarter of 2017 from $335.2 million during the third quarter of 2016, primarily related to a decrease in revenue from our temperature controlled and intermodal customers attributable to lower driver counts, partially offset by higher rates.
LTL revenues decreased by $1.3 million, or 1.1%, to $117.6 million during the third quarter of 2017 from $118.9 million during the third quarter of 2016. LTL revenues were impacted by lower volumes across our customer base, partially offset by revenue from new customers.
Ascent revenues increased by $0.7 million, or 0.9%, to $84.0 million during the third quarter of 2017 from $83.3 million during the third quarter of 2016, primarily due to increased volumes to international freight forwarding customers.
Purchased Transportation Costs
Consolidated purchased transportation costs increased by $0.2 million, or 0.1%, to $358.5 million during the third quarter of 2017 from $358.3 million during the third quarter of 2016.
TL purchased transportation costs decreased $7.6 million, or 3.3%, to $218.1 million during the third quarter of 2017 from $225.5 million during the third quarter of 2016, primarily due to decreased volumes.
LTL purchased transportation costs increased by $2.4 million, or 2.9%, to $84.2 million during the third quarter of 2017 from $81.8 million during the third quarter of 2016. The increase was due to higher spot prices which negatively impacted linehaul expense, partially offset by lower volumes.
Ascent purchased transportation costs increased by $1.1 million, or 1.9%, to $57.4 million during the third quarter of 2017 from $56.3 million during the third quarter of 2016. The increase was primarily due to the higher volumes to international freight forwarding customers.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and the gain from sale of Unitrans shown in our unaudited condensed consolidated statements of operations, decreased by $15.3 million, or 10.0%, to $137.9 million during the third quarter of 2017 from $153.2 million during the third quarter of 2016.
Within our TL business, other operating expenses increased by $6.8 million, or 7.4%, to $99.4 million during the third quarter of 2017 from $92.6 million during the third quarter of 2016, due to increased equipment lease and maintenance costs of $2.3 million, increased fuel costs of $1.6 million, and increased insurance claims expense of $1.4 million.
Within our LTL business, other operating expenses increased by $5.2 million, or 14.7%, to $40.6 million during the third quarter of 2017 from $35.4 million during the third quarter of 2016, primarily due to increased insurance claims expense of $2.2 million, increased bad debt expense of $1.3 million, and increased salaries and benefits of $0.9 million.
Within our Ascent business, other operating expenses decreased $1.5 million, or 7.7%, to $18.2 million during the third quarter of 2017 from $19.7 million during the third quarter of 2016, primarily due to lower rent expense of $0.6 million and lower salaries and benefits of $0.5 million.
Other operating expenses that were not allocated to our TL, LTL, or Ascent businesses increased to operating income of $20.3 million during the third quarter of 2017 from operating expense of $5.5 million during the third quarter of 2016, primarily due to a $35.4 million gain on the sale of Unitrans in September 2017, partially offset by restructuring and restatement costs of $6.8 million incurred in the third quarter of 2017 associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance and restructuring.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $9.3 million during the third quarter of 2017 from $9.2 million during the third quarter of 2016.

Goodwill Impairment
During the third quarter of 2017 and 2016, we recorded total impairment charges of $4.4 million and $372.1 million, respectively. The impairment charge recognized in the third quarter of 2017 was attributable our Ascent reporting unit and was the result of evaluating the remaining carrying value of goodwill for the Ascent reporting unit after the sale of Unitrans. As a result of this evaluation, we determined the remaining carrying value exceeded the fair value and recorded a $4.4 million non-cash goodwill impairment charge in the third quarter of 2017. Goodwill impairment charges of $157.5 million, $197.3 million, and $17.2 million were recognized in the third quarter of 2016 for our TL, LTL, and Warehousing & Consolidation reporting units, respectively. The impairment charge resulted from a combination of weakened environment, the inability to meet forecast results, and the lower share price.
Operating Income (Loss)
Consolidated operating results improved to operating income of $11.3 million during the third quarter of 2017 from an operating loss of $360.8 million during the third quarter of 2016. Operating income in the third quarter of 2017 included a $35.4 million gain on the sale of Unitrans and impairment charges of $4.4 million, while the operating loss in the third quarter of 2016 included impairment charges of $372.1 million.
Within our TL business, operating results improved to an operating loss of $3.3 million during the third quarter of 2017 from an operating loss of $147.1 million during the third quarter of 2016. TL operating loss in the third quarter of 2016 included impairment charges of $157.5 million.
Within our LTL business, operating results improved to an operating loss of $8.2 million during the third quarter of 2017 from an operating loss of $196.6 million during the third quarter of 2016. LTL operating loss in the third quarter of 2016 included impairment charges of $197.3 million.
Within our Ascent business, operating results improved to operating income of $2.9 million during the third quarter of 2017 from an operating loss of $11.2 million during the third quarter of 2016. Ascent operating results included impairment charges of $4.4 million and $17.2 million. in the third quarter of 2017 and 2016, respectively.
Interest Expense
Interest expense increased to $10.5 million during the third quarter of 2017 from $5.8 million during the third quarter of 2016, primarily as a result of the change in the fair value of preferred stock of $1.8 million, partially offset by lower interest expense on debt. We account for the preferred stock issued in May 2017 at fair value and changes in fair value are recorded in interest expense.
Income Tax
Income tax expense was $4.8 million during the third quarter of 2017 compared to an income tax benefit of $46.9 million during the third quarter of 2016. The effective tax rate was (90.9)% during the third quarter of 2017 compared to 12.8% third quarter of 2016. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences. Significant permanent differences for 2017 include non-deductible interest expense associated with the preferred stock, non-deductible preferred stock issuance costs, non-deductible loss on partial redemption of preferred stock, and basis difference related to the sale of Unitrans. Additionally, goodwill impairment charges are primarily non-deductible and affected the effective income tax rate and provision for (benefit from) income taxes for the three months ended September 30, 2017 and September 30, 2016.
Net Loss
Net loss was $10.1 million during the third quarter of 2017 compared to $319.6 million during the third quarter of 2016. In addition to the items previously discussed, net loss in 2017 was also impacted by a $6.0 million loss from debt extinguishment associated with the early redemption premiums paid with the redemption of our preferred stock.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenues
Consolidated revenues increased by $49.0 million, or 3.3%, to $1,530.9 million during the first nine months of 2017 from $1,482.0 million during the first nine months of 2016, primarily due to higher revenues at TL and Ascent, partially offset by lower revenues at LTL.
TL revenues increased $35.2 million, or 4.0%, to $926.0 million during the first nine months of 2017 from $890.8 million during the first nine months of 2016, primarily due to an increase in ground and air expedited freight, partially offset by lower revenues from temperature control and intermodal customers.
LTL revenues decreased by $7.2 million, or 2.0%, to $348.4 million during the first nine months of 2017 from $355.6 million during the first nine months of 2016. LTL revenues were impacted by by lower volumes across our customer base, partially offset by revenue from new customers.
Ascent revenues increased by $11.2 million, or 4.5%, to $261.5 million during the first nine months of 2017 from $250.3 million during the first nine months of 2016, primarily due to an increase in revenue from international freight forwarding customers.
Purchased Transportation Costs
Consolidated purchased transportation costs increased by $51.2 million, or 5.2%, to $1,033.2 million during the first nine months of 2017 from $982.0 million during the first nine months of 2016, primarily due to higher purchased transportation costs at TL and Ascent.
TL purchased transportation costs increased by $30.2 million, or 5.2%, to $611.1 million during the first nine months of 2017 from $580.9 million during the first nine months of 2016, primarily due to an increase in ground and air expedited freight costs.
LTL purchased transportation costs increased by $0.4 million, or 0.2%, to $247.0 million during the first nine months of 2017 from $246.6 million during the first nine months of 2016. The increase was due to higher spot prices which negatively impacted linehaul expense, partially offset by lower volumes.
Ascent purchased transportation costs increased by $11.0 million, or 6.5%, to $180.1 million during the first nine months of 2017 from $169.2 million during the first nine months of 2016. The increases were primarily due to higher volumes and market rates in international freight forwarding.
Other Operating Expenses
Consolidated other operating expenses, which reflect the sum of personnel and related benefits, other operating expenses, and the gain from sale of Unitrans shown in our unaudited condensed consolidated statements of operations, increased by $26.8 million, or 5.9%, to $479.6 million during the first nine months of 2017 from $452.8 million during the first nine months of 2016.
Within our TL business, other operating expenses increased by $19.2 million, or 7.0%, to $294.8 million during the first nine months of 2017 from $275.6 million during the first nine months of 2016, due to increased fuel costs of $10.8 million, increased insurance claims expense of $5.1 million, and increased equipment lease and maintenance costs of $4.1 million.
Within our LTL business, other operating expenses increased by $9.6 million, or 9.3%, to $112.7 million during the first nine months of 2017 from $103.1 million during the first nine months of 2016, primarily due to increased insurance claims expense of $3.4 million, increased salaries and benefits of $3.2 million, and increased bad debt expense of $1.3 million.
Within our Ascent business, other operating expenses increased $0.2 million, or 0.3%, to $57.4 million during the first nine months of 2017 from $57.2 million during the first nine months of 2016.
Other operating expenses that were not allocated to our TL, LTL, or Ascent businesses decreased to $14.8 million during the first nine months of 2017 from $16.8 million during the first nine months of 2016, primarily due to a $35.4 million gain on the sale of Unitrans in September 2017, partially offset by professional fees of $23.6 million incurred in the first nine months of 2017 associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance and restructuring. Also impacting the first nine months of 2017 were increased legal reserves of $5.2 million.
Depreciation and Amortization
Consolidated depreciation and amortization increased to $27.8 million during the first nine months of 2017 from $27.6 million during the first nine months of 2016, reflecting increases in property and equipment.

Goodwill
During the first nine months of 2017 and 2016, we recorded total impairment charges of $4.4 million and $372.1 million, respectively. The impairment charge recognized in the third quarter of 2017 was attributable our Ascent reporting unit and was the result of evaluating the remaining carrying value of goodwill for the Ascent reporting unit after the sale of Unitrans. As a result of this evaluation, we determined the remaining carrying value exceeded the fair value and recorded a $4.4 million non-cash goodwill impairment charge in the third quarter of 2017. As a result of goodwill impairment charges recognized in the third quarter of 2016, non-cash goodwill impairment charges of $157.5 million, $197.3 million, and $17.2 million were recognized for our TL, LTL, and Warehousing & Consolidation reporting units, respectively. The impairment charge resulted from a combination of weakened environment, the inability to meet forecast results, and the lower share price.
Operating Loss
Consolidated operating results improved to an operating loss of $14.1 million during the first nine months of 2017 from an operating loss of $352.5 million during the first nine months of 2016. Operating loss in the first nine months of 2017 included a $35.4 million gain on the sale of Unitrans and impairment charges of $4.4 million, while the operating loss in the first nine months of 2016 included impairment charges of $372.1 million.
Within our TL business, operating results improved to operating income of $0.1 million during the first nine months of 2017 from an operating loss of $143.4 million during the first nine months of 2016. TL operating loss in the first nine months of 2016 included impairment charges of $157.5 million.
Within our LTL business, operating results improved to an operating loss of $14.2 million during the first nine months of 2017 from an operating loss of $194.1 million during the first nine months of 2016. LTL operating loss in the first nine months of 2016 included impairment charges of $197.3 million.
Within our Ascent business, operating income increased to $15.9 million during the first nine months of 2017 from operating income of $3.0 million during the first nine months of 2016. Ascent operating income included impairment charges of $4.4 million and $17.2 million in the first nine months of 2017 and 2016.
Interest Expense
Interest expense increased to $45.4 million during the first nine months of 2017 from $17.1 million during the first nine months of 2016, primarily as a result of $16.1 million of preferred stock issuance costs and the change in fair value of the preferred stock of $10.7 million. We account for the preferred stock issued in May 2017 at fair value and changes in fair value are recorded in interest expense.
Income Tax
Income tax benefit was $7.5 million during the first nine months of 2017 compared to $48.1 million during the first nine months of 2016. The effective tax rate was 10.0% during the first nine months of 2017 and 13.0% during the first nine months of 2016. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to state income taxes as well as the impact of items causing permanent differences. Significant permanent differences for 2017 include non-deductible interest expense associated with the preferred stock, non-deductible preferred stock issuance costs, non-deductible loss on partial redemption of preferred stock, and basis difference related to the sale of Unitrans. Additionally, goodwill impairment charges are primarily non-deductible and affected the effective income tax rate and provision for (benefit from) income taxes for the nine months ended September 30, 2017 and September 30, 2016.
Net Loss
Net loss was $67.9 million during the first nine months of 2017 compared to $321.5 million during the first nine months of 2016. In addition to the items previously discussed, net loss in 2017 was also impacted by a $15.9 million loss from debt extinguishment associated with the repayment of our prior senior credit facility and the payment of early redemption premiums on our preferred stock.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our revolving credit facility, the issuance of preferred stock, and cash flows from operations. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, and finance capital expenditures. As of September 30, 2017, we had $17.1 million in cash and cash equivalents.
On May 1, 2017, we entered into the Investment Agreement which closed on May 2, 2017, with Elliott, pursuant to which we issued and sold shares of our preferred stock and issued warrants for an aggregate purchase price of $540.5 million. The proceeds of the sale of the preferred stock were used to pay off and terminate our prior senior credit facility and to provide working capital to support our current operations and future growth.
Certain terms of the various series of preferred stock are as follows:

	Series B	Series C	Series D	Series E	Series F
Shares at $0.01 Par Value at issuance	155,000	55,000	100	90,000	240,500
Shares outstanding at September 30, 2017	155,000	55,000	100	37,500	—
Price / Share	$1,000	$1,000	$1.00	$1,000	$1,000
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 6.25% at closing. Additional 3.00% upon certain triggering events.
Dividend rate as of 9/30/2017	16.726%	16.726%	14.976%	14.976%	n/a
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	(a) Refinancing Date: 101.0% upon redemption with New ABL Facility (b) From Closing Date: Refinancing Date-12 months: 106.5% 12-24 months: 103.5%
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
On July 21, 2017, we entered into the ABL Facility with BMO Harris Bank, N.A. and certain other lenders. The ABL Facility matures on July 21, 2022.
The ABL Facility consists of a:

•	$200.0 million asset-based revolving line of credit, of which $20.0 million may be used for swing line loans and $30.0 million may be used for letters of credit;

•	$56.8 million term loan facility; and

•	$35.0 million asset-based facility available to finance future capital expenditures.

We initially borrowed $141.7 million under the revolving line of credit and $56.8 million under the term loan facility. The proceeds were used to redeem all of the outstanding shares of the Series F Preferred Stock and working capital purposes.
See Note 5, Debt, to our condensed consolidated financial statements in this Form 10-Q for additional information regarding the ABL Facility. We do not believe that the limitations imposed by the terms of our debt agreement or preferred stock investment agreements have any significant impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital, debt service, and capital investment obligations for the foreseeable future.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(49,971)	$40,355
Investing activities	79,989	(9,142)
Financing activities	(42,465)	(36,079)
Net change in cash and cash equivalents	$(12,447)	$(4,866)
Cash Flows from Operating Activities
Cash (used in) provided by operating activities primarily consists of net loss income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $67.9 million of net loss and the $50.0 million cash used in operating activities during the nine months ended September 30, 2017 was primarily attributable to $15.9 million of loss from debt extinguishment and $28.8 million of depreciation and amortization expense, partially offset by a $35.4 million gain from the sale of Unitrans with the remainder attributable to changes in working capital accounts.
Cash Flows from Investing Activities
Cash provided by investing activities was $80.0 million during the nine months ended September 30, 2017, which reflects$88.5 million of proceeds from the sale of Unitrans, which was partially offset by $11.2 million of capital expenditures used to support our operations. These capital expenditures were offset by the proceeds from the sale of property and equipment of $2.7 million.
Cash Flows from Financing Activities
Cash used in financing activities was $42.5 million during the nine months ended September 30, 2017, which primarily reflects issuance costs from debt and preferred stock of $20.8 million, debt extinguishment costs of $11.0 million, a net reduction of borrowings of $6.2 million, and a reduction in our capital lease obligation of $3.1 million.
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
Interest Rate Risk
We have exposure to changes in interest rates on our preferred stock and ABL Facility. The interest rates on our preferred stock and ABL Facility fluctuate based on LIBOR plus an applicable margin. A 1.0% increase in the borrowing rate would increase our annual interest expense by $4.6 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended September 30, 2017, our Chief Executive Officer (“CEO”), serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”), serving as our Principal Financial Officer and Principal Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016 were still present as of September 30, 2017 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of September 30, 2017 based on a number of factors including, but not limited to, (a) substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b) internal reviews to identify material accounting errors, and (c) the commencement of certain remediation actions as discussed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million for workers compensation. We believe we have adequate insurance to cover losses in excess of the self-insured and deductible amounts. As of September 30, 2017 and December 31, 2016, we had reserves for estimated uninsured losses of $29.1 million and $21.5 million, respectively.
In addition to the legal proceedings described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of labor related lawsuits and administrative actions. As of September 30, 2017 and December 31, 2016, we recorded reserves for settlements, litigation, and defense costs of approximately $13.9 million and $10.4 million, respectively, which are recorded in the condensed consolidated balance sheets in accrued expenses and other current liabilities.
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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

2.2	Stock Purchase Agreement, dated August 16, 2017, by and among QIC Intermediate Holdings, Inc., Unitrans, Inc. and Ascent Global Logistics Holdings, Inc. (1)

10.33	Credit Agreement, dated July 21, 2017, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (2)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on August 21, 2017.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on July 27, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: March 29, 2018	By:	/s/ Terence R. Rogers
Terence R. Rogers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)