Form 10-Q
period 2018-03-31
Roadrunner Transportation Systems, Inc.
filed 2018-06-28
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 22, 2018, there were outstanding 38,507,230 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,769	$25,702
Accounts receivable, net of allowances of $11,156 and $10,891, respectively	336,034	321,629
Income tax receivable	14,096	14,749
Prepaid expenses and other current assets	38,728	36,306
Total current assets	409,627	398,386
Property and equipment, net of accumulated depreciation of $113,027 and $107,037, respectively	157,970	159,547
Other assets:
Goodwill	264,826	264,826
Intangible assets, net	47,852	49,648
Other noncurrent assets	4,215	3,636
Total other assets	316,893	318,110
Total assets	$884,490	$876,043
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$10,087	$9,950
Accounts payable	181,547	171,905
Accrued expenses and other current liabilities	106,702	105,409
Total current liabilities	298,336	287,264
Deferred tax liabilities	15,145	14,282
Other long-term liabilities	10,947	10,873
Long-term debt, net of current maturities	184,650	189,460
Preferred stock	286,874	263,317
Total liabilities	795,952	765,196
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 105,000 shares authorized; 38,505 and 38,423 shares issued and outstanding	385	384
Additional paid-in capital	403,613	403,166
Retained deficit	(315,460)	(292,703)
Total stockholders’ investment	88,538	110,847
Total liabilities and stockholders’ investment	$884,490	$876,043
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended
	March 31,
	2018	2017
Revenues	$569,984	$478,920
Operating expenses:
Purchased transportation costs	400,963	316,285
Personnel and related benefits	75,887	74,410
Other operating expenses	97,499	96,830
Depreciation and amortization	9,065	9,305
Total operating expenses	583,414	496,830
Operating loss	(13,430)	(17,910)
Interest expense:
Interest expense - preferred stock	7,115	—
Interest expense - debt	2,428	6,525
Total interest expense	9,543	6,525
Loss before income taxes	(22,973)	(24,435)
Provision for (benefit from) income taxes	670	(4,492)
Net loss	$(23,643)	$(19,943)
Loss per share:
Basic	$(0.61)	$(0.52)
Diluted	$(0.61)	$(0.52)
Weighted average common stock outstanding:
Basic	38,451	38,365
Diluted	38,451	38,365
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(23,643)	$(19,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,262	9,878
Change in fair value of preferred stock	6,057	—
Amortization of preferred stock issuance costs	1,058	—
Loss on disposal of property and equipment	135	157
Share-based compensation	523	610
Provision for bad debts	1,459	458
Deferred tax provision (benefit)	568	(5,713)
Changes in:
Accounts receivable	(15,269)	31,355
Income tax receivable	653	3,559
Prepaid expenses and other assets	(2,817)	1,613
Accounts payable	9,642	(37,109)
Accrued expenses and other liabilities	2,174	7,511
Net cash used in operating activities	(10,198)	(7,624)
Cash flows from investing activities:
Capital expenditures	(5,699)	(3,930)
Proceeds from sale of property and equipment	37	530
Net cash used in investing activities	(5,662)	(3,400)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	48,279
Payments under revolving credit facilities	—	(22,526)
Term debt borrowings	557	—
Term debt payments	(5,427)	(3,750)
Debt issuance cost	—	(842)
Preferred stock issuance costs	(1,058)	—
Proceeds from issuance of preferred stock	17,500	—
Issuance of restricted stock units, net of taxes paid	(75)	(195)
Payment of capital lease obligation	(570)	(642)
Net cash provided by financing activities	10,927	20,324
Net (decrease) increase in cash and cash equivalents	(4,933)	9,300
Cash and cash equivalents:
Beginning of period	25,702	29,513
End of period	$20,769	$38,813
Supplemental cash flow information:
Cash paid for interest	$2,154	$5,683
Cash refunds from income taxes, net	$(562)	$(3,001)
Non-cash capital leases and other obligations to acquire assets	$276	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Downers Grove, Illinois with operations primarily in the United States and is organized in the following three segments: Truckload & Express Services (“TES”), Less-than-Truckload (“LTL”), and Ascent Global Logistics (“Ascent”). Within its TES segment, the Company operates an air and ground expedite and scheduled truckload operating group which serves customers throughout North America, an intermodal services operating group, a temperature controlled truckload operating group, and other truckload and logistics operations. Within its LTL segment, the Company operates service centers, complemented by relationships with numerous pick-up and delivery agents. Within its Ascent segment, the Company provides third-party domestic freight management, international freight forwarding, customs brokerage and retail consolidation solutions.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the Company's opinion, except as noted below with respect to the change in accounting principle and the change in segments, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
Change in Accounting Principle
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), which was updated in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service (that is, the entity is a principal) or to arrange for that good or service to be provided by another party. When the principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount. When an entity that is an agent satisfies the performance obligation, that entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled.
The Company determined key factors from the five-step process to recognize revenue as prescribed by the new standard that may be applicable to each of the Company's operating businesses that roll up into its three segments. Significant customers and contracts from each business unit were identified and the Company reviewed these contracts. The Company completed the evaluation of the provisions of these contracts and compared the historical accounting policies and practices to the requirements of the new standard including the related qualitative disclosures regarding the potential impact of the effects of the accounting policies and a comparison to the Company's previous revenue recognition policies.
The Company determined that certain transactions with customers required a change in the timing of when revenue and related expense is recognized. The guidance was applied only to contracts that were not completed at the date of initial adoption. The Company elected the modified retrospective method which required a cumulative adjustment to retained earnings instead of retrospectively adjusting prior periods. The Company recorded a $0.9 million benefit to opening retained earnings as of January 1, 2018 for the cumulative impact of adoption related to the recognition of in-transit revenue. Results for 2018 are presented under Topic 606, while prior periods were not adjusted. The adoption of Topic 606 did not have a material impact on the Company's condensed consolidated financial statements for the three months ended March 31, 2018. The disclosure requirements of Topic 606 are included within the Company's revised revenue recognition accounting policy below.
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

Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three segments: TES, LTL, and Ascent. The Company changed its segment reporting effective January 1, 2018 when it integrated its truckload brokerage business into the Ascent domestic freight management business. Segment information for prior periods has been revised to align with the new segment structure.
Revenue Recognition (effective January 1, 2018)
The Company’s revenues are primarily derived from transportation services which includes providing freight and carrier services both domestically and internationally via land, air, and sea. The Company disaggregates revenue among its three segments, TES, LTL and Ascent, as presented in Note 12.
Performance Obligations - A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The terms and conditions of the Company’s agreements with customers are generally consistent within each segment. The transaction price is typically fixed and determinable and is not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 60 days from the date of invoice. The Company’s transportation service is a promise to move freight to a customer’s destination, with the transit period typically being less than one week. The Company views the transportation services it provides to its customers as a single performance obligation. These performance obligations are satisfied and recognized in revenue over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and the percentage of completion as of the reporting date requires management to make judgments that affect the timing of revenue recognized. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of goods and services to its customers as the Company’s obligation is performed over the transit period.
Principal vs. Agent Considerations - The Company utilizes independent contractors and third-party carriers in the performance of some transportation services. The Company evaluates whether its performance obligation is a promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. This evaluation determined that the Company is in control of establishing the transaction price, managing all aspects of the shipments process and taking the risk of loss for delivery, collection, and returns. Based on the Company’s evaluation of the control model, it determined that all of the Company’s major businesses act as the principal rather than the agent within their revenue arrangements and such revenues are reported on a gross basis.
Contract Balances and Costs - The Company applies the practical expedient in Topic 606 that permits the Company to not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company's contracts have an expected length of one year or less. The Company also applies the practical expedient in Topic 606 that permits the recognition of incremental costs of obtaining contracts as an expense when incurred if the amortization period of such costs is one year or less. These costs are included purchased transportation costs.
New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will be effective for the Company in 2019. For financing leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset; and (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to: (1) recognize the right-to-use asset and a lease liability, initially measured at the present value of the lease payments; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis; and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company is in the process of evaluating the guidance in ASU 2016-02 and will determine the total impact of the new guidance based on the current lease arrangements that are expected to remain in place. The Company expects adoption of this guidance will have a material impact on the Company's consolidated balance sheets given the Company will be required to record operating leases with lease terms greater than 12 months within assets and liabilities on the consolidated balance sheets. The Company has not yet determined how it will handle lease terms of 12 months or less.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which will be effective for the Company in 2018. GAAP currently prohibits the recognition of current and deferred income taxes for intra-entity asset transfers other than inventory (e.g. property and equipment) until the asset has been sold to an outside party. Under ASU 2016-16, the FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs. ASU 2016-16 does not include any new disclosure requirements; however, existing disclosure around the rate reconciliations and types of temporary differences and/or carryforward that give rise to a significant portion of deferred income taxes may be applicable. The Company adopted ASU 2016-16 effective January 1, 2018 and it did not have a material impact on the Company’s condensed consolidated financial statements.
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
The Company has four reporting units for its three segments: one reporting unit for its TES segment; one reporting unit for its LTL segment; and two reporting units for its Ascent segment, which are the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit. In connection with the change in segments as indicated in Note 1, the Company reallocated $5.8 million of goodwill between the TES and Ascent segments.
The Company conducts its goodwill impairment analysis for each of its four reporting units as of July 1 of each year. However, in connection with the change in segments, the Company conducted an impairment analysis as of January 1, 2018 and determined there was no impairment.
There were no changes to total goodwill during the first quarter of 2018. The following is a breakdown of the Company's goodwill as of December 31, 2017 and March 31, 2018 by segment (in thousands):

	TES	LTL	Ascent	Total
Goodwill	$92,926	$—	$171,900	$264,826
There were no changes to the accumulated goodwill impairment during the first quarter of 2018. In connection with the change in segments as indicated in Note 1, the Company reallocated $25.1 million of accumulated goodwill impairment between the TES and Ascent segments. The following is a breakdown of the Company's accumulated goodwill impairment losses as of March 31, 2018 by segment (in thousands):

	TES	LTL	Ascent	Total
Accumulated goodwill impairment charges	$132,408	$197,312	$46,763	$376,483
Intangible assets consist primarily of customer relationships acquired from business acquisitions. In connection with the change in segments as indicated in Note 1, the Company reallocated net intangible assets of $0.3 million between the TES and
Ascent segments.

Intangible assets as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TES	$55,008	$(19,604)	$35,404	$55,008	$(18,470)	$36,538
LTL	2,498	(1,794)	704	2,498	(1,748)	750
Ascent	27,152	(15,408)	11,744	27,152	(14,792)	12,360
Total	$84,658	$(36,806)	$47,852	$84,658	$(35,010)	$49,648
The customer relationships intangible assets are amortized over their estimated useful lives, ranging from five to 12 years. Amortization expense was $1.8 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of March 31, 2018 is as follows (in thousands):

Remainder 2018	$5,327
2019	6,819
2020	6,447
2021	6,265
2022	5,826
Thereafter	17,168
Total	$47,852
3. Debt
Debt as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017

Revolving credit facility	$147,037	$147,037
Term loans	50,987	55,858
Total debt	$198,024	$202,895
Less: Debt issuance costs and discount	(3,287)	(3,485)
Total debt, net of debt issuance costs and discount	194,737	199,410
Less: Current maturities	(10,087)	(9,950)
Total debt, net of current maturities	$184,650	$189,460
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

Principal on the term loan facility is due in quarterly installments commencing on March 31, 2018. Borrowings under the ABL Facility are secured by substantially all of the assets of the Company. Borrowings under the ABL Facility bear interest at either the (a) LIBOR Rate (as defined in the credit agreement) plus an applicable margin in the range of 1.5% to 2.25%, or (b) the Base Rate (as defined in the credit agreement) plus an applicable margin in the range of 0.5% to 1.25%. The ABL Facility contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. The ABL Facility also provides for the issuance of up to $30.0 million in letters of credit. As of March 31, 2018, the Company had outstanding letters of credit totaling $16.4 million. Availability under the ABL Facility was $21.6 million as of March 31, 2018. In addition, the ABL Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted. The ABL Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of the Company's business.
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
Prior to the ABL Facility, the Company had senior debt that was comprised of a revolving line of credit and a term loan. The senior debt was paid off with the issuance of preferred stock on May 2, 2017.
4. Preferred Stock
Preferred stock as of as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Preferred stock:
Series B Preferred	$155,761	$146,649
Series C Preferred	75,968	76,096
Series D Preferred	2,331	6,672
Series E Preferred	35,643	33,900
Series E-1 Preferred	17,171	—
Total Preferred stock	$286,874	$263,317

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
On March 1, 2018, the Company entered into the Series E-1 Preferred Stock Investment Agreement (the “Series E-1 Investment Agreement”) with affiliates of Elliott Management Corporation (“Elliott”), pursuant to which the Company agreed to issue and sell to Elliott from time to time until July 30, 2018, an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E-1 Preferred Stock”), at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock.

On March 1, 2018, the parties held an initial closing pursuant to which the Company issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. The proceeds of the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support the Company’s current operations and future growth and to repay a portion of the indebtedness under the ABL Facility as required by the credit agreement governing that facility. Certain terms of the Series E-1 Preferred Stock are as follows:
Rank. The Series E-1 Preferred Stock, with respect to payment of dividends, redemption payments, rights (including as to the distribution of assets) upon liquidation, dissolution or winding up of the affairs of the Company, or otherwise, ranks (i) senior and prior to the Company’s common stock and other junior securities, and (ii) on parity with the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock.
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

Certain Terms of the Preferred Stock

	Series B	Series C	Series D	Series E	Series E-1
Shares at $0.01 Par Value at Issuance	155,000	55,000	100	90,000	17,500
Shares Outstanding at March 31, 2018	155,000	55,000	100	37,500	17,500
Price / Share	$1,000	$1,000	$1.00	$1,000	$1,000
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.
Dividend Rate at March 31, 2018	17.059%	17.059%	N/A	15.309%	15.309%
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%

The Company incurred $1.1 million of issuance costs associated with the issuance of the Series E-1 Preferred Stock for the three months ended March 31, 2018, which are reflected in interest expense - preferred stock. The fair value of the preferred stock increased by $6.1 million during the three months ended March 31, 2018, which is reflected in interest expense - preferred stock.
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

•
the Series D Preferred Stock using a static discounted cash flow approach, where the expected redemption value of the instrument is based on the value of the Company's stock as of the measurement date grown at the risk-free rate; and

•
the Series E and E-1 Preferred Stock via application of both (i) a static discounted cash flow approach and (ii) a lattice model that takes into consideration the Company's call right on this instrument based on simulated future interest rates.

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
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance as of March 31, 2018.

March 31, 2018
Balance, beginning of period	$263,317
Issuance of preferred stock at fair value	17,500
Redemption of preferred stock	—
Change in fair value of preferred stock (1)	6,057
Balance, end of period	$286,874
(1)Change in fair value of preferred stock is reported in interest expense - preferred stock.

6. Stockholders’ Investment
Changes in stockholders’ investment for the three months ended March 31, 2018 and 2017 consisted of the following (in thousands):

	March 31,
	2018	2017
Beginning balance	$111,733	$197,468
Net loss	(23,643)	(19,943)
Share-based compensation	523	610
Issuance of restricted stock units, net of taxes paid	(75)	(195)
Ending balance	$88,538	$177,940

The retained earnings balance as of January 1, 2018 was adjusted by $0.9 million due to the modified retrospective application of the new revenue recognition principles.
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
The Company had stock options and warrants outstanding of 1,629,105 as of March 31, 2018 and 1,358,895 as of March 31, 2017 that were not included in the computation of diluted loss per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the three months ended March 31, 2018 and 2017. Since the Company was in a net loss position for the three months ended March 31, 2018 and 2017, there is no difference between basic and dilutive weighted average common stock outstanding.

8. Income Taxes
The effective income tax rate was (2.9)% for the three months ended March 31, 2018 and 18.4% for the three months ended March 31, 2017. The provision for (benefit from) income taxes varies from the amount computed by applying the federal corporate income tax rate of 21.0% and 35.0%, respectively, to the loss before income taxes primarily due to state income taxes (net of federal tax effect) and adjustments for permanent differences (primarily the non-deductible interest expense associated with the Company's preferred stock). In determining the provision for (benefit from) income taxes, the Company applied an estimated annual effective tax rate to its ordinary operating results, and calculated the tax benefit or provision, if any, of other discrete items individually as they occurred. The estimated annual effective tax rate was based on expected ordinary operating results, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of ordinary income and expense.
9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2021.  The potential maximum exposure under these lease guarantees was approximately $10.7 million as of March 31, 2018.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $1.4 million as of March 31, 2018 and December 31, 2017, which is recorded in accrued expenses and other current liabilities.
The Company began to offer a lease purchase program that did not include a guarantee, and offered newer equipment under factory warranty that was more cost effective. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In late 2016, management committed to a plan to divest these older assets and recorded a loss reserve. The loss reserve for the guarantee and reconditioning costs associated with the planned divestiture was $1.5 million and $1.8 million as of March 31, 2018 and December 31, 2017, respectively, which was recorded in accrued expenses and other current liabilities.
The Company paid $0.7 million and $4.0 million under these lease guarantees during the first quarter of 2018 and 2017, respectively.
10. Commitments and Contingencies

In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amounts. As of March 31, 2018 and December 31, 2017, the Company had reserves for estimated uninsured losses of $30.2 million and $28.4 million, respectively, included in accrued expenses and other current liabilities.
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
In addition to the legal proceeding described above, the Company is a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In 2017 and 2018, the Company reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of March 31, 2018 and

December 31, 2017, the Company recorded a reserve for settlements, litigation, and defense costs related to these labor matters and post-acquisition disputes of $12.2 million and $13.2 million, respectively, which are included in accrued expenses and other current liabilities.
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
In addition, subsequent to the Company's announcement that certain previously filed financial statements should not be relied upon, the Company was contacted by the SEC, FINRA, and the Department of Justice. The Department of Justice (“DOJ”) and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. The Company has received formal requests for documents and other information. In addition, in June 2018 two of the Company's former employees were indicted on charges of conspiracy, securities fraud, and wire fraud as part of the ongoing DOJ and SEC investigation. The Company is cooperating fully with the joint DOJ and SEC investigation.
Given the status of the matters above, the Company is unable to reasonably estimate the potential costs or range of costs at this time.

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
The Company's operating companies have contracts with certain purchased transportation providers that are considered related parties. The Company paid an aggregate of $6.6 million and $2.6 million to these purchased transportation providers during the three months ended March 31, 2018 and 2017, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $0.4 million and $0.8 million under these leases during the three months ended March 31, 2018 and 2017, respectively.
The Company owns 37.5% of CML which operates as one of the Company's brokerage agents. The Company paid CML broker commissions of $0.7 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively.
The Company has a jet fuel purchase agreement with a related party and paid an aggregate of $0.6 million and $0.5 million under this agreement during the three months ended March 31, 2018 and 2017, respectively.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $0.7 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively.
12. Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has three segments: TES, LTL, and Ascent. The Company changed its segment reporting in 2018 when it integrated its truckload brokerage business into the Ascent domestic freight management business. Segment information for prior periods has been revised to align with the new segment structure.
These segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed corporate, which is not a segment and includes corporate salaries, insurance and administrative costs, and long-term incentive compensation expense.

The following table reflects certain financial data of the Company’s segments for the three months ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenues:
TES	$326,067	$227,487
LTL	113,125	108,776
Ascent	134,943	145,472
Eliminations	(4,151)	(2,815)
Total	$569,984	$478,920
Operating (loss) income:
TES	$4,400	$(1,721)
LTL	(8,684)	(2,721)
Ascent	6,707	7,635
Corporate	(15,853)	(21,103)
Total	$(13,430)	$(17,910)
Interest expense	9,543	6,525
Loss before income taxes	$(22,973)	$(24,435)
Depreciation and amortization:
TES	$6,296	$6,276
LTL	913	961
Ascent	1,188	1,656
Corporate	668	412
Total	$9,065	$9,305
Capital expenditures:
TES	$2,997	$3,344
LTL	200	244
Ascent	354	282
Corporate	2,424	60
Total	$5,975	$3,930

	March 31, 2018	December 31, 2017
Assets:
TES	$478,020	$458,945
LTL	79,620	79,065
Ascent	248,732	271,400
Corporate	80,686	68,445
Eliminations(1)	(2,568)	(1,812)
Total	$884,490	$876,043
(1) Eliminations represents intercompany trade receivable balances between the three segments.

13. Subsequent Events
Series E-1 Preferred Stock Investment Agreement and related issuances
On April 24, 2018, pursuant to the Series E-1 Investment Agreement with Elliott, the Company issued and sold to Elliott an additional 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. The proceeds of the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support the Company’s current operations and future growth and to repay a portion of the indebtedness under the ABL Facility as required by the credit agreement governing that facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
We are a leading asset-right transportation and asset-light logistics service provider offering a full suite of solutions under the Roadrunner, Active On-Demand and Ascent Global Logistics brands. The Roadrunner brand offers less-than-truckload, temperature controlled and intermodal services. Active On-Demand offers premium mission critical air and ground transportation solutions. Ascent Global Logistics offers domestic freight management and brokerage, warehousing and retail consolidation, international freight forwarding, and customs brokerage. We serve a diverse customer base in terms of end-market focus and annual freight expenditures.
Effective January 1, 2018, we changed our segment reporting when we integrated our truckload brokerage business into our Ascent domestic freight management business. Segment information for prior periods has been revised to align with the new segment structure. Our three segments are as follows:
Truckload & Express Services. Within our TES segment we serve customers throughout North America. We provide air and ground expedite services, scheduled truckload services, intermodal services, temperature controlled truckload services, and other truckload and logistics operations services. We specialize in the transport of automotive and industrial parts, frozen and refrigerated foods including dairy, poultry and meat, and consumer products including foods and beverages. Our Active On-Demand ground and air expedited services business features proprietary bid technology supported by our fleets of ground and air assets. Roadrunner Intermodal Services and Roadrunner Temperature Controlled businesses provide specialized truckload services to beneficial cargo owners and freight management partners and brokers. We believe this array of technology, services, and specialization best serves our customers and provides us with more consistent shipping volumes in any given year.
Less-than-Truckload. Our LTL segment involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and parts of Canada. With a large network of LTL service centers and third-party pick-up and delivery agents, we are designed to provide customers with high reliability at an economical cost. We generally employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of lower incidence of damage and reduced fuel consumption.
Ascent Global Logistics. Within our Ascent segment, we offer a full portfolio of domestic and international transportation and logistics solutions, including access to cost-effective and time-sensitive modes of transportation within our broad network. Specifically, our Ascent offering includes pricing, contract management, transportation mode and carrier selection, truckload brokerage, freight tracking, freight bill payment and audit, cost reporting and analysis, and freight consolidation and warehousing. We serve our customers through either our direct sales force or through a network of independent agents. Our customized Ascent offerings are designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service. Our Ascent segment also includes domestic and international air and ocean transportation services and customs brokerage.
Factors Important to Our Business
Our success principally depends on our ability to generate revenues through our dedicated sales personnel, long-standing company relationships, and independent agent network and to deliver freight in all modes safely, on time, and cost-effectively through a suite of solutions tailored to the needs of each customer. Customer shipping demand, over-the-road freight tonnage levels, events leading to expedited shipping requirements, and equipment capacity ultimately drive increases or decreases in our revenues. Our ability to operate profitably and generate cash is also impacted by purchased transportation costs, personnel and related benefits costs, fuel costs, pricing dynamics, customer mix, and our ability to manage costs effectively.
Sales Personnel and Agent Network.  In our TES business, we arrange the pickup and delivery of freight either through our direct sales force or company relationships. In our LTL business, we market and sell our LTL services through a sales force of over 80 people, consisting of account executives, sales managers, inside sales representatives, and commissioned sales representatives. In our Ascent business, we have over 40 direct salespeople located in 24 company offices, commissioned sales representatives, and a network of approximately 70 independent agents. Agents complement our company sales force by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, agents typically provide immediate revenue and do not require us to invest in incremental overhead. Agents own or lease their own office space and pay for other costs associated with running their operations.
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
Purchased Transportation Costs.  Purchased transportation costs within our TES business are generally based either on negotiated rates for each load hauled or spot market rates for ground and air services. Purchased transportation costs within our LTL business represent IC settlements, amounts we pay purchased power providers and agents, and a combination of contractually agreed-upon and spot market rates. Within our Ascent business, purchased transportation costs represent payments made to our purchased power providers, which are a combination of contractually agreed-upon and spot market rates. Purchased transportation costs are the largest component of our cost structure. Our purchased transportation costs typically increase or decrease in proportion to revenues.
Personnel and Related Benefits. Personnel and related benefits costs are a large component of our overall cost structure. We employ approximately 1,500 company drivers who are paid either per mile or at an hourly rate. In addition, we employ over 900 dock and warehouse workers and over 2,100 operations and other administrative personnel to support our day-to-day business activities. Personnel and related benefits costs could vary significantly as we may be required to adjust staffing levels to match our business needs.
Fuel. The transportation industry is dependent upon the availability of adequate fuel supplies and the price of fuel. Fuel prices have fluctuated dramatically over recent years. Within our TES and Ascent businesses, we generally pass fuel costs through to our customers. As a result, our operating income in these businesses is less impacted by rises in fuel prices. Within our LTL business, our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. Although revenues from fuel surcharges generally offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, our operating margins could be impacted.
Pricing. The pricing environment in the transportation industry also impacts our operating performance. Within our TES business, we typically charge a flat rate negotiated on each load hauled. Pricing within our TES business is typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix, but generally has fewer influential factors than pricing within our LTL business. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is comprised of a base rate, a fuel surcharge, and any applicable accessorial fees and surcharges. Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency, length of haul, freight density, customer requirements and geographical location. Within our Ascent business, we typically charge a variable rate on each shipment in addition to transaction or service fees appropriate for the solution we have provided to meet a specific customer’s needs. Since we offer both TL and LTL shipping as part of our Ascent offering, pricing within our Ascent business is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and/or increased capacity within the over-the-road freight sector. In addition, when we provide international freight forwarding services in our Ascent business, we also contract with airlines, ocean carriers, and agents as needed. The international shipping markets are very dynamic and we must therefore adjust rates regularly based on market conditions.
Sale of Unitrans
On September 15, 2017, we completed the sale of our wholly-owned subsidiary Unitrans, Inc. (“Unitrans”). The results of operations and financial condition of Unitrans are included in our condensed consolidated financial statements for the first quarter of 2017 within our Ascent segment.

Results of Operations
The following tables set forth, for the periods indicated, summary TES, LTL, Ascent, corporate, and consolidated statement of operations data. Such revenue data for our TES, LTL, and Ascent segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our TES, LTL, and Ascent segments are expressed as a percentage of segment revenues.

(In thousands, except for %'s)	Three Months Ended March 31, 2018
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$326,067	57.2%	$113,125	19.8%	$134,943	23.7%	$(4,151)	$569,984
Operating expenses:
Purchased transportation costs	224,601	68.9%	81,997	72.5%	98,513	73.0%	(4,148)	400,963
Personnel and related benefits	39,168	12.0%	18,135	16.0%	12,141	9.0%	6,443	75,887
Other operating expenses	51,602	15.8%	20,764	18.4%	16,394	12.1%	8,739	97,499
Depreciation and amortization	6,296	1.9%	913	0.8%	1,188	0.9%	668	9,065
Total operating expenses	321,667	98.7%	121,809	107.7%	128,236	95.0%	11,702	583,414
Operating income (loss)	4,400	1.3%	(8,684)	(7.7)%	6,707	5.0%	(15,853)	(13,430)
Total interest expense								9,543
Loss before income taxes								(22,973)
Provision for income taxes								670
Net loss								$(23,643)

(In thousands, except for %'s)	Three Months Ended March 31, 2017
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$227,487	47.5%	$108,776	22.7%	$145,472	30.4%	$(2,815)	$478,920
Operating expenses:
Purchased transportation costs	136,934	60.2%	75,919	69.8%	106,225	73.0%	(2,793)	316,285
Personnel and related benefits	38,055	16.7%	16,815	15.5%	15,374	10.6%	4,166	74,410
Other operating expenses	47,943	21.1%	17,802	16.4%	14,582	10.0%	16,503	96,830
Depreciation and amortization	6,276	2.8%	961	0.9%	1,656	1.1%	412	9,305
Total operating expenses	229,208	100.8%	111,497	102.5%	137,837	94.8%	18,288	496,830
Operating income (loss)	(1,721)	(0.8)%	(2,721)	(2.5)%	7,635	5.2%	(21,103)	(17,910)
Total interest expense								6,525
Loss before income taxes								(24,435)
Benefit from income taxes								(4,492)
Net loss								$(19,943)

The following table sets forth a reconciliation of net loss to Adjusted EBITDA and provides Adjusted EBITDA for TES, LTL, Ascent, and corporate for the periods indicated.

(In thousands)	Three Months Ended March 31, 2018
	TES	LTL	Ascent	Corporate/ Eliminations	Total
Net (loss) income	$4,389	$(8,720)	$6,677	$(25,989)	$(23,643)
Plus: Total interest expense	11	36	30	9,466	9,543
Plus: Provision for income taxes	—	—	—	670	670
Plus: Depreciation and amortization	6,296	913	1,188	668	9,065
Plus: Long-term incentive compensation expenses	—	—	—	577	577
Plus: Restructuring and restatement costs	—	—	—	6,913	6,913
Adjusted EBITDA(1)	$10,696	$(7,771)	$7,895	$(7,695)	$3,125

(In thousands)	Three Months Ended March 31, 2017
	TES	LTL	Ascent	Corporate/ Eliminations	Total	Less: Unitrans	Total w/o Unitrans
Net (loss) income	$(1,704)	$(2,799)	$7,596	$(23,036)	$(19,943)	2,427	$(22,370)
Plus: Total interest expense	(17)	78	39	6,425	6,525	—	6,525
Plus: Benefit from income taxes	—	—	—	(4,492)	(4,492)	—	(4,492)
Plus: Depreciation and amortization	6,276	961	1,656	412	9,305	294	9,011
Plus: Long-term incentive compensation expenses	—	—	—	610	610	—	610
Plus: Restructuring and restatement costs	—	—	—	7,698	7,698	—	7,698
Adjusted EBITDA(1)	$4,555	$(1,760)	$9,291	$(12,383)	$(297)	$2,721	$(3,018)
Note: Adjusted EBITDA for the Ascent segment in the first quarter of 2017, excluding Unitrans, was $6.6 million.

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as EBITDA excluding impairment and other non-cash gains and losses, other long-term incentive compensation expenses, losses from debt extinguishments, restructuring and restatement costs associated with legal matters (including our internal investigation, SEC compliance and debt restructuring costs), and adjustments to contingent purchase obligations. We use Adjusted EBITDA as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe Adjusted EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of Adjusted EBITDA eliminates the effects of financing, income taxes, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. Although our management uses Adjusted EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our results of operations under GAAP. See the condensed consolidated statements of operations included in our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Consolidated Results
Consolidated revenues increased to $570.0 million in the first quarter of 2018 compared to $478.9 million in the first quarter of 2017. Higher revenues in the TES and Ascent segment contributed to the increase. Excluding the revenue from Unitrans of $25.2 million in the first quarter of 2017, revenue increased in all three segments.
Our consolidated operating loss improved to $13.4 million in the first quarter of 2018 compared to $17.9 million in the first quarter of 2017. Improved consolidated operating results in the first quarter of 2018 were attributable to an increase in operating income within our TES segment and lower corporate expenses, partially offset by lower operating results in our LTL and Ascent segments. Excluding the operating income from Unitrans of $2.4 million in the first quarter of 2017, our Ascent segment improved in the first quarter of 2018.
Our consolidated net loss was $23.6 million in the first quarter of 2018 compared to $19.9 million in the first quarter of 2017. In addition to the operating results within our segments, our higher net loss was also impacted by increased interest expense and unfavorable income tax expense.
Interest expense increased to $9.5 million during the first quarter of 2018 from $6.5 million during the first quarter of 2017, primarily as a result of the change in the fair value of our preferred stock of $6.1 million, partially offset by lower interest expense on debt due to a lower principal balance.
Income tax expense was $0.7 million during the first quarter of 2018 compared to income tax benefit of $4.5 million during the first quarter of 2017. The effective tax rate was (2.9)% during first quarter of 2018 and 18.4% during the first quarter of 2017. The annual effective income tax rate varies from the federal statutory rate of 21.0% and 35.0%, respectively, primarily due to state income taxes as well as the impact of items causing permanent differences. Significant permanent differences include non-deductible interest expense associated with the preferred stock that was issued and sold on May 2, 2017.
The rest of our discussion will focus on the operating results of our three segments:
Truckload & Express Services
Operating results in our TES segment improved to operating income of $4.4 million in the first quarter of 2018 compared to an operating loss of $1.7 million in the first quarter of 2017. TES revenues increased $98.6 million while purchased transportation costs increased $87.7 million. These improved results are directly related to an increase in our ground and air expedited freight business as a strong demand environment for expedited freight drove higher volumes and rates. TES personnel and related benefits increased $1.1 million due primarily to higher driver wages, while other operating expenses increased $3.7 million. The increase in TES operating expenses was primarily due to increased equipment lease and maintenance costs of $2.7 million and higher IT costs of $1.1 million.
Less-than-Truckload
Operating results in our LTL segment declined to an operating loss of $8.7 million in the first quarter of 2018 compared to an operating loss of $2.7 million in the first quarter of 2017. LTL revenues increased $4.3 million due to higher rates, partially offset by lower shipments. Purchased transportation increased $6.1 million driven by higher purchased power spot prices and increased IC costs which negatively impacted linehaul expense. LTL personnel and related benefits increased $1.3 million while other operating expenses increased $3.0 million. The increase in LTL other operating expenses was primarily due to increased equipment lease costs of $1.1 million, higher claims expense of $0.7 million, and increased bad debt expense of $0.6 million.
Ascent Global Logistics
Operating results in our Ascent segment were lower as operating income was $6.7 million in the first quarter of 2018 compared to $7.6 million in the first quarter of 2017. Ascent revenues decreased $10.5 million and purchased transportation decreased $7.7 million primarily attributable to the absence of the results of Unitrans in the first quarter of 2018 due to it being sold in the third quarter of 2017. Excluding the impact of Unitrans, operating results improved driven by our retail consolidation business due to growth from existing and new customers. Ascent personnel and related benefits decreased $3.2 million primarily due to Unitrans. Excluding the impact of Unitrans, personnel and related benefit increased $0.2 million. Other operating expenses increased $1.8 million primarily due to increased IT costs of $1.1 million, increased equipment maintenance costs of $0.3 million and higher claims expense of $0.3 million.
Other Operating Expenses
Other operating expenses that were not allocated to our TES, LTL, or Ascent segments decreased to $8.7 million in the first quarter of 2018 compared to $16.5 million in the first quarter of 2017 primarily due to lower legal settlements of $5.2 million.

Also included in other operating expenses are restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring of $6.9 million and $7.7 million in the first quarter of 2018 and 2017, respectively.
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our credit facilities, the issuance of preferred stock, and cash flows from operations. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, and finance capital expenditures. As of March 31, 2018, we had $20.8 million in cash and cash equivalents.
On May 1, 2017, we entered into an Investment Agreement with Elliott, pursuant to which we issued and sold shares of our preferred stock and issued warrants for an aggregate purchase price of $540.5 million. The proceeds from the sale of the preferred stock were used to pay off and terminate our prior senior credit facility and to provide working capital to support our current operations and future growth.
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
On April 24, 2018, the parties held a closing pursuant to the Series E-1 Investment Agreement, pursuant to which we issued and sold to Elliott 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of approximately $17.5 million. See Note 13 “Subsequent Events” to the condensed consolidated financial statements in this Form 10-Q for further information.
Certain terms of the outstanding preferred stock are as follows:

	Series B	Series C	Series D	Series E	Series E-1
Shares at $0.01 Par Value at Issuance	155,000	55,000	100	90,000	17,500
Shares Outstanding at March 31, 2018	155,000	55,000	100	37,500	17,500
Price / Share	$1,000	$1,000	$1.00	$1,000	$1,000
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.
Dividend Rate at March 31, 2018	17.059%	17.059%	N/A	15.309%	15.309%
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%

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
On July 21, 2017, we entered into the ABL Facility. We used the initial proceeds from the ABL Facility for working capital purposes and to redeem all of the outstanding shares of our previously issued Series F Preferred Stock. The ABL Facility matures on July 21, 2022.
The ABL Facility consists of a:

•	$200.0 million asset-based revolving line of credit, of which $20.0 million may be used for swing line loans and $30.0 million may be used for letters of credit;

•	$56.8 million term loan facility; and

•	$35.0 million asset-based facility available to finance future capital expenditures, which was subsequently terminated before utilized.
We initially borrowed $141.7 million under the revolving line of credit and $56.8 million under the term loan facility. Availability under the ABL Facility was $21.6 million as of March 31, 2018.
See Note 3, Debt, and Note 4, Preferred Stock, to our condensed consolidated financial statements in this Form 10-Q for additional information regarding the ABL Facility and preferred stock, respectively. We do not believe that the limitations imposed by the terms of our debt agreement or preferred stock investment agreements have any significant impact on our liquidity, financial condition, or results of operations. We believe that these resources will be sufficient to meet our working capital, debt service, and capital investment obligations for the foreseeable future.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(10,198)	(7,624)
Investing activities	(5,662)	(3,400)
Financing activities	10,927	20,324
Net change in cash and cash equivalents	$(4,933)	$9,300
Cash Flows from Operating Activities
Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities. The difference between our $23.6 million of net loss and the $10.2 million of cash used in operating activities during the three months ended March 31, 2018 was primarily attributable to $9.3 million of depreciation and amortization expense and the change in the value of our preferred stock of $6.1 million with the remainder attributable to changes in working capital.
Cash Flows from Investing Activities
Cash used in investing activities was $5.7 million during the three months ended March 31, 2018, which was attributable to $5.7 million of capital expenditures used to support our operations.
Cash Flows from Financing Activities
Cash provided by financing activities was $10.9 million during the three months ended March 31, 2018, which primarily reflects the issuance of Series E-1 preferred stock of $17.5 million, partially offset by a reduction in borrowings of $5.4 million.

Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses. In accordance with the adoption of the new accounting standards Revenue from Contracts with Customers (Topic 606), we have revised our accounting policy for revenue recognition as follows:
Revenue Recognition (effective January 1, 2018)
Our revenues are primarily derived from transportation services which includes providing freight and carrier services both domestically and internationally via land, air, and sea. We disaggregate revenue among our three segments, TES, LTL and Ascent, as presented in Note 12, Segment Reporting, to our condensed consolidated financial statements.
Performance Obligations - A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The terms and conditions of our agreements with customers are generally consistent within each segment. The transaction price is typically fixed and determinable and is not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 60 days from the date of invoice. Our transportation service is a promise to move freight to a customer’s destination, with the transit period typically being less than one week. We view the transportation service we provide to our customers as a single performance obligation. These performance obligations are satisfied and recognized in revenue over the requisite transit period as the customer’s goods move from origin to destination. We determine the period to recognize revenue in transit based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and the percentage of completion as of the reporting date requires management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of goods and services to our customers as our obligation is performed over the transit period.
Principal vs. Agent Considerations - We utilize independent contractors and third-party carriers in the performance of some transportation services. We evaluate whether our performance obligation is a promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. Our evaluation determined that we are in control of establishing the transaction price, managing all aspects of the shipments process and taking the risk of loss for delivery, collection, and returns. Based on our evaluation of the control model, we determined that all of our major businesses act as the principal rather than the agent within their revenue arrangements and such revenues are reported on a gross basis.
Contract Balances and Costs - We apply the practical expedient in Topic 606 that permits us to not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the period as our contracts have an expected length of one year or less. We also apply the practical expedient in Topic 606 that permits the recognition of incremental costs of obtaining contracts as an expense when incurred if the amortization period of such costs is one year or less. These costs are included purchased transportation costs in the condensed consolidated financial statements.

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
Interest Rate Risk
We have exposure to changes in interest rates on our preferred stock and ABL Facility. The interest rates on our preferred stock and ABL Facility fluctuate based on LIBOR plus an applicable margin. A 1.0% increase in the borrowing rate would increase our annual interest expense by $4.9 million. We do not use derivative financial instruments for speculative trading purposes and are not engaged in any interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended March 31, 2018, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer and Principal Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017 were still present as of March 31, 2018 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of March 31, 2018 based on a number of factors including, but not limited to, (a) substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b) internal reviews to identify material accounting errors, and (c) the remediation actions as discussed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan and Status
Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017 are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2018 and beyond, as necessary. We will test the operating effectiveness of certain new and existing controls in connection with our annual evaluation of the effectiveness of internal control over financial reporting; however, the material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The planned remediation activities described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017 highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million for workers compensation. We believe we have adequate insurance to cover losses in excess of our self-insured and deductible amount. As of March 31, 2018 and December 31, 2017, we had reserves for estimated uninsured losses of $30.2 million and $28.4 million, respectively, included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
In addition to the legal proceeding described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of March 31, 2018 and December 31, 2017, we recorded a reserve for settlements, litigation, and defense costs related to these labor matters and post-acquisition disputes of $12.2 million and $13.2 million, respectively, which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
In addition, subsequent to our announcement that certain previously filed financial statements should not be relied upon, we were contacted by the SEC, FINRA, and the Department of Justice. The Department of Justice (“DOJ”) and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. We have received formal requests for documents and other information. In addition, in June 2018 two of our former employees were indicted on charges of conspiracy, securities fraud, and wire fraud as part of the ongoing DOJ and SEC investigation. We are cooperating fully with the joint DOJ and SEC investigation.
Given the status of the matters above, we are unable to reasonably estimate the potential costs or range of costs at this time.

ITEM 1A.	RISK FACTORS.
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of the money you paid for our common stock. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

3.8	Certificate of Designations, Preferences and Rights of Series E-1 Cumulative Redeemable Preferred Stock (1)

4.3(A)	Amendment No. 1 to Stockholders' Agreement, dated March 1, 2018, between Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Brockdale Investments LP. (1)

10.1	Equity Commitment Agreement, dated January 30, 2018, between Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Brockdale Investments LP. (2)

10.33(B)	Second Amendment to Credit Agreement, dated January 30, 2018, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (3)

10.33(C)	Third Amendment to Credit Agreement, dated March 14, 2018, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (4)

10.35	Investment Agreement, dated March 1, 2018, between Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Brockdale Investments LP.(1)

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2018.
(2) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2018.
(3) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2018.
(4) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: June 28, 2018	By:	/s/ Terence R. Rogers
Terence R. Rogers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)