Form 10-Q
period 2018-06-30
Roadrunner Transportation Systems, Inc.
filed 2018-08-07
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2018, there were outstanding 38,507,498 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$35,638	$25,702
Accounts receivable, net of allowances of $10,404 and $10,891, respectively	293,038	321,629
Income tax receivable	13,838	14,749
Prepaid expenses and other current assets	27,819	36,306
Total current assets	370,333	398,386
Property and equipment, net of accumulated depreciation of $118,064 and $107,037, respectively	163,440	159,547
Other assets:
Goodwill	264,826	264,826
Intangible assets, net	46,062	49,648
Other noncurrent assets	5,737	3,636
Total other assets	316,625	318,110
Total assets	$850,398	$876,043
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$10,012	$9,950
Accounts payable	148,053	171,905
Accrued expenses and other current liabilities	101,105	105,409
Total current liabilities	259,170	287,264
Deferred tax liabilities	11,033	14,282
Other long-term liabilities	18,790	10,873
Long-term debt, net of current maturities	178,472	189,460
Preferred stock	335,979	263,317
Total liabilities	803,444	765,196
Commitments and contingencies (Note 10)
Stockholders’ investment:
Common stock $.01 par value; 105,000 shares authorized; 38,507 and 38,423 shares issued and outstanding	385	384
Additional paid-in capital	403,984	403,166
Retained deficit	(357,415)	(292,703)
Total stockholders’ investment	46,954	110,847
Total liabilities and stockholders’ investment	$850,398	$876,043
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$558,026	$530,579	$1,128,010	$1,009,499
Operating expenses:
Purchased transportation costs	380,072	358,432	781,035	674,717
Personnel and related benefits	75,838	75,672	151,725	150,082
Other operating expenses	99,712	94,758	197,211	191,588
Depreciation and amortization	9,124	9,210	18,189	18,515
Operations restructuring costs	4,655	—	4,655	—
Total operating expenses	569,401	538,072	1,152,815	1,034,902
Operating loss	(11,375)	(7,493)	(24,805)	(25,403)
Interest expense:
Interest expense - preferred stock	31,609	25,040	38,724	25,040
Interest expense - debt	2,623	3,315	5,051	9,840
Total interest expense	34,232	28,355	43,775	34,880
Loss from debt extinguishment	—	9,827	—	9,827
Loss before income taxes	(45,607)	(45,675)	(68,580)	(70,110)
Benefit from income taxes	(3,652)	(7,812)	(2,982)	(12,304)
Net loss	$(41,955)	$(37,863)	$(65,598)	$(57,806)
Loss per share:
Basic	$(1.09)	$(0.99)	$(1.70)	$(1.51)
Diluted	$(1.09)	$(0.99)	$(1.70)	$(1.51)
Weighted average common stock outstanding:
Basic	38,507	38,412	38,479	38,389
Diluted	38,507	38,412	38,479	38,389
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(65,598)	$(57,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,552	19,302
Change in fair value of preferred stock	37,663	8,928
Amortization of preferred stock issuance costs	1,061	16,112
Loss on disposal of property and equipment	1,972	492
Share-based compensation	895	1,268
Loss from debt extinguishment	—	9,827
Provision for bad debts	2,030	1,601
Deferred tax benefit	(3,544)	(13,904)
Changes in:
Accounts receivable	27,156	(12,271)
Income tax receivable	911	3,551
Prepaid expenses and other assets	6,900	3,438
Accounts payable	(23,852)	(20,883)
Accrued expenses and other liabilities	(5,052)	988
Net cash used in operating activities	(906)	(39,357)
Cash flows from investing activities:
Capital expenditures	(11,391)	(7,278)
Proceeds from sale of property and equipment	927	1,970
Net cash used in investing activities	(10,464)	(5,308)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	63,368
Payments under revolving credit facilities	—	(236,068)
Debt borrowings	557	—
Debt payments	(11,846)	(277,750)
Debt issuance cost	—	(842)
Cash collateralization of letters of credit	—	(20,737)
Payments of debt extinguishment costs	—	(4,911)
Preferred stock issuance costs	(1,061)	(16,112)
Proceeds from issuance of preferred stock and warrants	34,999	540,500
Issuance of restricted stock units, net of taxes paid	(76)	(215)
Payment of capital lease obligation	(1,267)	(2,415)
Net cash provided by financing activities	21,306	44,818
Net increase in cash and cash equivalents	9,936	153
Cash and cash equivalents:
Beginning of period	25,702	29,513
End of period	$35,638	$29,666
Supplemental cash flow information:
Cash paid for interest	$4,966	$9,727
Cash paid for (refunds from) income taxes, net	$144	$(2,426)
Non-cash capital leases and other obligations to acquire assets	$10,451	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Downers Grove, Illinois with operations primarily in the United States and is organized in the following three segments: Truckload & Express Services (“TES”), Less-than-Truckload (“LTL”), and Ascent Global Logistics (“Ascent”). Within its TES segment, the Company serves customers throughout North America and provides the following services: air and ground expedite; over-the-road operations, including dry van, temperature controlled and flatbed; intermodal drayage and chassis management; and local, warehousing and other logistics. Within its LTL segment, the Company delivers LTL shipments throughout the United States and parts of Canada and operates service centers, complemented by relationships with numerous pick-up and delivery agents. Within its Ascent segment, the Company provides third-party domestic freight management, international freight forwarding, customs brokerage, and retail consolidation solutions.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the Company's opinion, except as noted below with respect to the change in accounting principle, the change in segments, and the restructuring charges described in Note 13, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
The Company determined that certain transactions with customers required a change in the timing of when revenue and related expense is recognized. The guidance was applied only to contracts that were not completed at the date of initial adoption. The Company elected the modified retrospective method which required a cumulative adjustment to retained earnings instead of retrospectively adjusting prior periods. The Company recorded a $0.9 million benefit to opening retained earnings as of January 1, 2018 for the cumulative impact of adoption related to the recognition of in-transit revenue. Results for 2018 are presented under Topic 606, while prior periods were not adjusted. The adoption of Topic 606 did not have a material impact on the Company's condensed consolidated financial statements for the three and six months ended June 30, 2018. The disclosure requirements of Topic 606 are included within the Company's revised revenue recognition accounting policy below.
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
There were no changes to total goodwill during the first half of 2018. The following is a breakdown of the Company's goodwill as of June 30, 2018 and December 31, 2017 by segment (in thousands):

	TES	LTL	Ascent	Total
Goodwill	$92,926	$—	$171,900	$264,826
There were no changes to the accumulated goodwill impairment during the first half of 2018. In connection with the change in segments as indicated in Note 1, the Company reallocated $25.1 million of accumulated goodwill impairment between the TES and Ascent segments. The following is a breakdown of the Company's accumulated goodwill impairment losses as of June 30, 2018 by segment (in thousands):

	TES	LTL	Ascent	Total
Accumulated goodwill impairment charges	$132,408	$197,312	$46,763	$376,483
Intangible assets consist primarily of customer relationships acquired from business acquisitions. In connection with the change in segments as indicated in Note 1, the Company reallocated net intangible assets of $0.3 million between the TES and
Ascent segments.

Intangible assets as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TES	$55,008	$(20,735)	$34,273	$55,008	$(18,470)	$36,538
LTL	2,498	(1,839)	659	2,498	(1,748)	750
Ascent	27,152	(16,022)	11,130	27,152	(14,792)	12,360
Total	$84,658	$(38,596)	$46,062	$84,658	$(35,010)	$49,648
The customer relationships intangible assets are amortized over their estimated useful lives, ranging from five to 12 years. Amortization expense was $1.8 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense was $3.6 million and $4.1 million for the six months ended June 30, 2018 and 2017, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of June 30, 2018 is as follows (in thousands):

Remainder 2018	$3,537
2019	6,819
2020	6,447
2021	6,265
2022	5,826
Thereafter	17,168
Total	$46,062
3. Debt
Debt as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Revolving credit facility	$147,037	$147,037
Term loans	44,570	55,858
Total debt	$191,607	$202,895
Less: Debt issuance costs and discount	(3,123)	(3,485)
Total debt, net of debt issuance costs and discount	188,484	199,410
Less: Current maturities	(10,012)	(9,950)
Total debt, net of current maturities	$178,472	$189,460
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

Principal on the term loan facility is due in quarterly installments commencing on March 31, 2018. Borrowings under the ABL Facility are secured by substantially all of the assets of the Company. Borrowings under the ABL Facility bear interest at either the (a) LIBOR Rate (as defined in the credit agreement) plus an applicable margin in the range of 1.5% to 2.25%, or (b) the Base Rate (as defined in the credit agreement) plus an applicable margin in the range of 0.5% to 1.25%. The ABL Facility contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. The ABL Facility also provides for the issuance of up to $30.0 million in letters of credit. As of June 30, 2018, the Company had outstanding letters of credit totaling $16.4 million. Availability under the ABL Facility was $21.6 million as of June 30, 2018. In addition, the ABL Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted. The ABL Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of the Company's business.
On December 15, 2017, the Company entered into a First Amendment to the ABL Facility. Pursuant to the First Amendment the ABL Facility was amended to (i) reduce the maximum borrowing amount under the revolving line of credit by $15.0 million and (ii) terminate the asset-based facility available to finance future capital expenditures.
On January 30, 2018, the Company entered into a Second Amendment to the ABL Facility. Pursuant to the Second Amendment the ABL Facility was further amended to, among other things: (i) permit the Company to enter into an investment agreement with Elliott providing for the issuance of up to $52.5 million of preferred stock; and (ii) increase the applicable margin related to the term loan facility to LIBOR Rate plus 2.25% or December 31, 2017 Base Rate plus 1.25%.
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
On August 3, 2018, the Company entered into a Fourth Amendment to the ABL Facility. See Note 14 for additional information.
Prior to the ABL Facility, the Company had senior debt that was comprised of a revolving line of credit and a term loan. The senior debt was paid off with the issuance of preferred stock on May 2, 2017. In connection with the pay-off, the Company recorded a loss from debt extinguishment of $9.8 million.
The Company also has a building and certain equipment classified as capital leases. The Company's obligation under these capital leases was $18.8 million and $9.6 million as of June 30, 2018 and December 31, 2017, respectively.
4. Preferred Stock
Preferred stock as of as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Preferred stock:
Series B Preferred	$171,917	$146,649
Series C Preferred	83,541	76,096
Series D Preferred	2,258	6,672
Series E Preferred	39,456	33,900
Series E-1 Preferred	38,807	—
Total Preferred stock	$335,979	$263,317

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

On March 1, 2018, the Company entered into the Series E-1 Preferred Stock Investment Agreement (the “Series E-1 Investment Agreement”) with affiliates of Elliott Management Corporation (“Elliott”), pursuant to which the Company agreed t issue and sell to Elliott from time to time until July 30, 2018 (the “Termination Date”), an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E-1 Preferred Stock”), at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which the Company issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. The proceeds of the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support the Company’s current operations and future growth and to repay a portion of the indebtedness under the ABL Facility as required by the credit agreement governing that facility. On April 24, 2018, pursuant to the Series E-1 Investment Agreement with Elliott, the Company issued and sold to Elliott an additional 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. The proceeds of the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support the Company’s current operations and future growth and to repay a portion of the indebtedness under the ABL Facility as required by the credit agreement governing that facility. On August 3, 2018, in order to provide continued support to the Company's operating needs, the Company and Elliott entered into Amendment No. 1 to the Investment Agreement and Termination of Equity Commitment Letter (the “Series E-1 Amendment”), which, among other things, extended the Termination Date from July 30, 2018 to November 30, 2018 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million. See Note 14 for additional information. Certain terms of the Series E-1 Preferred Stock are as follows:
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

Certain Terms of the Preferred Stock

	Series B	Series C	Series D	Series E	Series E-1
Shares at $0.01 Par Value at Issuance	155,000	55,000	100	90,000	35,728
Shares Outstanding at June 30, 2018	155,000	55,000	100	37,500	35,728
Price per Share	$1,000	$1,000	$1.00	$1,000	$1,000/$960
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.
Dividend Rate at June 30, 2018	17.396%	17.396%	N/A	15.646%	15.646%
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%

The Company incurred $1.1 million of issuance costs associated with the issuance of the Series E-1 Preferred Stock for the six months ended June 30, 2018, which are reflected in interest expense - preferred stock. The change in the fair value of the preferred stock, as indicated in Note 5, is reflected in interest expense - preferred stock.
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
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Balance, beginning of period	$286,874	$—	$263,317	$—
Issuance of preferred stock at fair value	17,499	537,930	34,999	537,930
Change in fair value of preferred stock (1)	31,606	8,928	37,663	8,928
Balance, end of period	$335,979	$546,858	$335,979	$546,858
(1)Change in fair value of preferred stock is reported in interest expense - preferred stock.

6. Stockholders’ Investment
Changes in stockholders’ investment for the three and six months ended June 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance	$88,538	$177,940	$111,733	$197,468
Net loss	(41,955)	(37,863)	(65,598)	(57,806)
Share-based compensation	372	658	895	1,268
Issuance of warrants	—	2,571	—	2,571
Issuance of restricted stock units, net of taxes paid	(1)	(20)	(76)	(215)
Ending balance	$46,954	$143,286	$46,954	$143,286

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
The Company had stock options and warrants outstanding of 1,535,771 as of June 30, 2018 and 1,903,467 as of June 30, 2017 that were not included in the computation of diluted loss per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the three and six months ended June 30, 2018 and 2017. Since the Company was in a net loss position for the three and six months ended June 30, 2018 and 2017, there is no difference between basic and dilutive weighted average common stock outstanding.

8. Income Taxes
The effective income tax rate was 8.0% for the three months ended June 30, 2018 and 4.3% for the six months ended June 30, 2018. In comparison, the effective income tax rate was 17.1% for the three months ended June 30, 2017 and 17.5% for the six months ended June 30, 2017. The benefit from income taxes varies from the amount computed by applying the federal corporate income tax rate of 21.0% and 35.0% for 2018 and 2017, respectively, to the loss before income taxes primarily due to state income taxes (net of federal tax effect) and adjustments for permanent differences (primarily the non-deductible interest expense associated with the Company's preferred stock). In determining the benefit from income taxes, the Company applied an estimated annual effective tax rate to its ordinary operating results, and calculated the tax benefit or provision, if any, of other discrete items individually as they occurred. The estimated annual effective tax rate was based on expected ordinary operating results, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of ordinary income and expense.
9. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2022.  The potential maximum exposure under these lease guarantees was approximately $9.4 million as of June 30, 2018.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $1.3 million and $1.4 million as of June 30, 2018 and December 31, 2017, respectively, which was recorded in accrued expenses and other current liabilities.
The Company began to offer a lease purchase program that did not include a guarantee, and offered newer equipment under factory warranty that was more cost effective. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In late 2016, management committed to a plan to divest these older assets and recorded a loss reserve. The loss reserve for the guarantee and reconditioning costs associated with the planned divestiture was $1.1 million and $1.8 million as of June 30, 2018 and December 31, 2017, respectively, which was recorded in accrued expenses and other current liabilities.
The Company paid $0.8 million and $3.0 million under these lease guarantees during the second quarter of 2018 and 2017, respectively, and $1.5 million and $6.9 million during the first half of 2018 and 2017, respectively.
10. Commitments and Contingencies

In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amounts. As of June 30, 2018 and December 31, 2017, the Company had reserves for estimated uninsured losses of $29.6 million and $28.4 million, respectively, included in accrued expenses and other current liabilities.
Jeffrey Cox and David Chidester filed a Complaint against certain of the Company’s subsidiaries in state court in California in a post-acquisition dispute (the “Central Cal Matter”). The Complaint alleges contract, statutory and tort based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted the Company’s motion to compel arbitration of all non-employment claims alleged in the Complaint. The plaintiffs are in the process of submitting the dispute to a Settlement Accountant. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. The parties are proceeding with discovery and the consolidated case is currently set for trial on November 5, 2019.
The Company received a letter dated April 17, 2018 from legal counsel representing Warren Communications News, Inc. (“Warren”) in which Warren made certain allegations against the Company of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). Specifically, Warren alleged that an employee of the Company had, for several years, forwarded that electronic newsletter to third parties in violation of corresponding subscription agreements. After discussions with Warren, the Company received a second letter dated July 30, 2018 in which counsel for Warren offered to settle its claim for a monetary payment by the Company. The Company subsequently sent a counter-offer to Warren.
In addition to the legal proceeding described above, the Company is a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In 2017 and 2018, the Company reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of June 30, 2018 and December 31, 2017, the Company recorded a reserve for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter, and the Warren Matter of $13.9 million and $13.2 million, respectively, which are included in accrued expenses and other current liabilities.
Following the Company's press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against the Company and its former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed a Consolidated Amended Complaint (“CAC”) on behalf of a class of persons who purchased the Company’s common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) the Company and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, the Company’s former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of the Company’s financial statements; (b) the Company’s true earnings and expenses; (c) the effectiveness of the Company’s disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with the Company’s tractor lease guaranty program; (e) the Company’s leverage ratios and compliance with its credit facilities; and (f) the value of the goodwill the Company carried on its balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On July 23, 2018, the Company and the individual defendants filed motions to dismiss. The parties are currently engaged in mediation.
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
The Company's operating companies have contracts with certain purchased transportation providers that are considered related parties. The Company paid an aggregate of $6.6 million and $3.1 million to these purchased transportation providers during the three months ended June 30, 2018 and 2017, respectively. The Company paid an aggregate of $13.2 million and $5.7 million to these purchased transportation providers during the six months ended June 30, 2018 and 2017, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $0.3 million and $0.8 million under these leases during the three months ended June 30, 2018 and 2017, respectively. The Company paid an aggregate of $0.7 million and $1.5 million under these leases during the six months ended June 30, 2018 and 2017, respectively.
The Company owns 37.5% of Central Minnesota Logistics, Inc. (“CML”), which operates as one of the Company's brokerage agents. The Company paid CML broker commissions of $0.7 million during each of the three months ended June 30, 2018 and 2017. The Company paid CML broker commissions of $1.4 million and $1.3 million during the six months ended June 30, 2018 and 2017, respectively.
The Company has a jet fuel purchase agreement with a related party and paid an aggregate of $0.6 million and $0.3 million under this agreement during the three months ended June 30, 2018 and 2017, respectively. The Company paid an aggregate of $1.2 million and $0.8 million under this agreement during the six months ended June 30, 2018 and 2017, respectively.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $0.8 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively. The Company paid an aggregate of $1.5 million and $0.6 million for these leases during the six months ended June 30, 2018 and 2017, respectively.
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

The following table reflects certain financial data of the Company’s segments for the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
TES	300,037	262,797	$626,104	$490,284
LTL	117,164	121,968	230,289	230,744
Ascent	144,630	148,088	279,573	293,560
Eliminations	(3,805)	(2,274)	(7,956)	(5,089)
Total	$558,026	$530,579	$1,128,010	$1,009,499
Operating (loss) income:
TES(1)	(750)	3,456	$3,650	$1,735
LTL	(3,743)	(3,264)	(12,427)	(5,985)
Ascent	7,314	7,217	14,021	14,852
Corporate	(14,196)	(14,902)	(30,049)	(36,005)
Total	$(11,375)	$(7,493)	$(24,805)	$(25,403)
Interest expense	34,232	28,355	43,775	34,880
Loss from debt extinguishment	—	9,827	$—	$9,827
Loss before income taxes	$(45,607)	$(45,675)	$(68,580)	$(70,110)
Depreciation and amortization:
TES	6,241	6,197	$12,537	$12,473
LTL	900	953	1,813	1,914
Ascent	1,168	1,631	2,356	3,287
Corporate	815	429	1,483	841
Total	$9,124	$9,210	$18,189	$18,515
Capital expenditures:(2)
TES	2,940	2,047	$5,937	$5,391
LTL	55	387	255	631
Ascent	355	289	709	571
Corporate	12,510	625	14,934	685
Total	$15,860	$3,348	$21,835	$7,278

	June 30, 2018	December 31, 2017
Assets:
TES	$417,144	$458,945
LTL	80,354	79,065
Ascent	271,620	271,400
Corporate	83,316	68,445
Eliminations (3)	(2,036)	(1,812)
Total	$850,398	$876,043
(1) Operations restructuring charges of $4.7 million are included within TES for the three and six months ended June 30, 2018. See Note 13 for additional information.
(2) Includes non-cash capital leases.
(3) Eliminations represents intercompany trade receivable balances between the three segments.

13. Restructuring Costs
In the second quarter of 2018, the Company restructured its temperature controlled truckload business by completing the integration of multiple operating companies into one business unit. As part of this integration, the Company also right-sized its temperature controlled fleets, facilities, and support functions. As a result, in the second quarter of 2018, the Company recorded operations restructuring costs of $4.7 million, related to fleet and facilities right-sizing and relocation cots, severance costs, and the write-down of assets held-for-sale to fair market value. The write-down of assets held-for-sale to fair market value totaled $1.3 million and was recorded to property and equipment, while the remaining $3.4 million was recorded in accrued expenses and other liabilities. None of the remaining individual components are considered material to the overall cost.
The Company also incurred corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring of $3.9 million and $9.1 million in the second quarter of 2018 and 2017, respectively, and costs of $10.8 million and $16.8 million in the first half of 2018 and 2017, respectively. These costs are included in other operating expenses.

14. Subsequent Events

On August 3, 2018, in order to provide continued support to the Company's operating needs, the Company and Elliott entered into the Series E-1 Amendment, which, among other things, extended the Termination Date from July 30, 2018 to November 30, 2018 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million.

On August 3, 2018, the Company entered into a Fourth Amendment to the ABL Facility. Pursuant to the Fourth Amendment the ABL Facility was further amended to, among other things, reduce the amount of proceeds from the third tranche under the Series E-1 Investment Agreement to be applied to the bank term loan from 30% to 10%.

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
Truckload & Express Services. Within our TES segment, we serve customers throughout North America and provide the following services: air and ground expedite; over-the-road operations, including dry van, temperature controlled and flatbed; intermodal drayage and chassis management; and local, warehousing and other logistics. We specialize in the transport of automotive and industrial parts, frozen and refrigerated foods including dairy, poultry and meat, and consumer products including foods and beverages. Our Active On-Demand ground and air expedited services business features proprietary bid technology supported by our fleets of ground and air assets. Roadrunner Intermodal Services and Roadrunner Temperature Controlled businesses provide specialized truckload services to beneficial cargo owners and freight management partners and brokers. We believe this array of technology, services, and specialization best serves our customers and provides us with more consistent shipping volumes in any given year.
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
Sales Personnel and Agent Network.  In our TES business, we arrange the pickup and delivery of freight either through our direct sales force or company relationships. In our LTL business, we market and sell our LTL services through a sales force of approximately 80 people, consisting of account executives, sales managers, inside sales representatives, and commissioned sales representatives. In our Ascent business, we have approximately 60 direct salespeople located in 25 company offices, commissioned sales representatives, and a network of approximately 70 independent agents. Agents complement our company sales force by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, agents typically provide immediate revenue and do not require us to invest in incremental overhead. Agents own or lease their own office space and pay for other costs associated with running their operations.
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
Purchased Transportation Costs.  Purchased transportation costs within our TES business are generally based either on negotiated rates for each load hauled or spot market rates for ground and air services. Purchased transportation costs within our LTL business represent payments to independent contractors' (“IC”), over-the-road purchased power providers, intermodal service providers, brokers and agents, based on a combination of contractually agreed-upon and spot market rates. Within our Ascent business, purchased transportation costs represent payments made to ground, ocean, and air carriers, IC's, brokers, and agents based on a combination of contractually agreed-upon and spot market rates. Purchased transportation costs are the largest component of our cost structure. Our purchased transportation costs typically increase or decrease in proportion to revenues.
Personnel and Related Benefits. Personnel and related benefits costs are a large component of our overall cost structure. We employ approximately 1,500 company drivers who are paid either per mile or at an hourly rate. In addition, we employ approximately 900 dock and warehouse workers and approximately 2,200 operations and other administrative personnel to support our day-to-day business activities. Personnel and related benefits costs could vary significantly as we may be required to adjust staffing levels to match our business needs.
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
Sale of Unitrans
On September 15, 2017, we completed the sale of our wholly-owned subsidiary Unitrans, Inc. (“Unitrans”). The results of operations and financial condition of Unitrans are included in our condensed consolidated financial statements for the first half of 2017 within our Ascent segment.

Results of Operations
The following tables set forth, for the periods indicated, summary TES, LTL, Ascent, corporate, and consolidated statement of operations data. Such revenue data for our TES, LTL, and Ascent segments are expressed as a percentage of consolidated revenues. Other statement of operations data for our TES, LTL, and Ascent segments are expressed as a percentage of segment revenues. We have also provided a reconciliation of net loss to Adjusted EBITDA and provided Adjusted EBITDA for TES, LTL, Ascent, and corporate for the periods indicated.

(In thousands, except for %’s)	Three Months Ended June 30, 2018
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$300,037	53.8%	$117,164	21.0%	$144,630	25.9%	$(3,805)	$558,026
Operating expenses:
Purchased transportation costs	194,702	64.9%	82,318	70.3%	106,861	73.9%	(3,809)	380,072
Personnel and related benefits	39,794	13.3%	17,428	14.9%	12,465	8.6%	6,151	75,838
Other operating expenses (1)	60,050	20.0%	20,261	17.3%	16,822	11.6%	7,234	104,367
Depreciation and amortization	6,241	2.1%	900	0.8%	1,168	0.8%	815	9,124
Total operating expenses	300,787	100.2%	120,907	103.2%	137,316	94.9%	10,391	569,401
Operating income (loss)	(750)	(0.2)%	(3,743)	(3.2)%	7,314	5.1%	(14,196)	(11,375)
Total interest expense								34,232
Loss before income taxes								(45,607)
Benefit from income taxes								(3,652)
Net loss								$(41,955)

(In thousands, except for %’s)	Three Months Ended June 30, 2017
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$262,797	49.5%	$121,968	23.0%	$148,088	27.9%	$(2,274)	$530,579
Operating expenses:
Purchased transportation costs	165,544	63.0%	86,792	71.2%	108,370	73.2%	(2,274)	358,432
Personnel and related benefits	38,029	14.5%	17,922	14.7%	15,635	10.6%	4,086	75,672
Other operating expenses	49,571	18.9%	19,565	16.0%	15,235	10.3%	10,387	94,758
Depreciation and amortization	6,197	2.4%	953	0.8%	1,631	1.1%	429	9,210
Total operating expenses	259,341	98.7%	125,232	102.7%	140,871	95.1%	12,628	538,072
Operating income (loss)	3,456	1.3%	(3,264)	(2.7)%	7,217	4.9%	(14,902)	(7,493)
Total interest expense								28,355
Loss from debt extinguishment								9,827
Loss before income taxes								(45,675)
Benefit from income taxes								(7,812)
Net loss								$(37,863)

(In thousands)	Three Months Ended June 30, 2018
	TES	LTL	Ascent	Corporate/ Eliminations	Total
Net (loss) income	$(758)	$(3,763)	$7,285	$(44,719)	$(41,955)
Plus: Total interest expense	8	20	29	34,175	34,232
Plus: Benefit from income taxes	—	—	—	(3,652)	(3,652)
Plus: Depreciation and amortization	6,241	900	1,168	815	9,124
Plus: Long-term incentive compensation expenses	—	—	—	426	426
Plus: Operations restructuring costs	4,655	—	—	—	4,655
Plus: Corporate restructuring and restatement costs	—	—	—	3,911	3,911
Adjusted EBITDA(2)	$10,146	$(2,843)	$8,482	$(9,044)	$6,741

(In thousands)	Three Months Ended June 30, 2017
	TES	LTL	Ascent	Corporate/ Eliminations	Total	Less: Unitrans	Total w/o Unitrans
Net (loss) income	$3,475	$(3,312)	$7,181	$(45,207)	$(37,863)	$2,026	$(39,889)
Plus: Total interest expense	(19)	48	36	28,290	28,355	—	28,355
Plus: Benefit from income taxes	—	—	—	(7,812)	(7,812)	—	(7,812)
Plus: Depreciation and amortization	6,197	953	1,631	429	9,210	295	8,915
Plus: Long-term incentive compensation expenses	—	—	—	659	659	—	659
Plus: Loss on debt extinguishments	—	—	—	9,827	9,827	—	9,827
Plus: Corporate restructuring and restatement costs	—	—	—	9,052	9,052	—	9,052
Adjusted EBITDA(2)	$9,653	$(2,311)	$8,848	$(4,762)	$11,428	$2,321	$9,107
Note: Adjusted EBITDA for the Ascent segment in the second quarter of 2017, excluding Unitrans, was $6.5 million.

(In thousands, except for %’s)	Six Months Ended June 30, 2018
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$626,104	55.5%	$230,289	20.4%	$279,573	24.8%	$(7,956)	$1,128,010
Operating expenses:
Purchased transportation costs	419,303	67.0%	164,315	71.4%	205,374	73.5%	(7,957)	781,035
Personnel and related benefits	78,962	12.6%	35,563	15.4%	24,606	8.8%	12,594	151,725
Other operating expenses (1)	111,652	17.8%	41,025	17.8%	33,216	11.9%	15,973	201,866
Depreciation and amortization	12,537	2.0%	1,813	0.8%	2,356	0.8%	1,483	18,189
Total operating expenses	622,454	99.4%	242,716	105.4%	265,552	95.0%	22,093	1,152,815
Operating income (loss)	3,650	0.6%	(12,427)	(5.4)%	14,021	5.0%	(30,049)	(24,805)
Total interest expense								43,775
Loss before income taxes								(68,580)
Benefit from income taxes								(2,982)
Net loss								$(65,598)

(In thousands, except for %’s)	Six Months Ended June 30, 2017
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$490,284	48.6%	$230,744	22.9%	$293,560	29.1%	$(5,089)	$1,009,499
Operating expenses:
Purchased transportation costs	302,478	61.7%	162,711	70.5%	214,595	73.1%	(5,067)	674,717
Personnel and related benefits	76,084	15.5%	34,737	15.1%	31,009	10.6%	8,252	150,082
Other operating expenses	97,514	19.9%	37,367	16.2%	29,817	10.2%	26,890	191,588
Depreciation and amortization	12,473	2.5%	1,914	0.8%	3,287	1.1%	841	18,515
Total operating expenses	488,549	99.6%	236,729	102.6%	278,708	94.9%	30,916	1,034,902
Operating income (loss)	1,735	0.4%	(5,985)	(2.6)%	14,852	5.1%	(36,005)	(25,403)
Total interest expense								34,880
Loss on debt extinguishment								9,827
Loss before income taxes								(70,110)
Benefit from income taxes								(12,304)
Net loss								$(57,806)

(In thousands)	Six Months Ended June 30, 2018
	TES	LTL	Ascent	Corporate/ Eliminations	Total
Net (loss) income	$3,631	$(12,483)	$13,962	$(70,708)	$(65,598)
Plus: Total interest expense	19	56	59	43,641	43,775
Plus: Benefit from income taxes	—	—	—	(2,982)	(2,982)
Plus: Depreciation and amortization	12,537	1,813	2,356	1,483	18,189
Plus: Long-term incentive compensation expenses	—	—	—	1,003	1,003
Plus: Operations restructuring costs	4,655	—	—	—	4,655
Plus: Corporate restructuring and restatement costs	—	—	—	10,824	10,824
Adjusted EBITDA(2)	$20,842	$(10,614)	$16,377	$(16,739)	$9,866

(In thousands)	Six Months Ended June 30, 2017
	TES	LTL	Ascent	Corporate/ Eliminations	Total	Less: Unitrans	Total w/o Unitrans
Net (loss) income	$1,771	$(6,111)	$14,777	$(68,243)	$(57,806)	$4,453	$(62,259)
Plus: Total interest expense	(36)	126	75	34,715	34,880	—	34,880
Plus: Benefit from income taxes	—	—	—	(12,304)	(12,304)	—	(12,304)
Plus: Depreciation and amortization	12,473	1,914	3,287	841	18,515	589	17,926
Plus: Long-term incentive compensation expenses	—	—	—	1,268	1,268	—	1,268
Plus: Loss on debt extinguishments	—	—	—	9,827	9,827	—	9,827
Plus: Corporate restructuring and restatement costs	—	—	—	16,750	16,750	—	16,750
Adjusted EBITDA(2)	$14,208	$(4,071)	$18,139	$(17,146)	$11,130	$5,042	$6,088
Note: Adjusted EBITDA for the Ascent segment for the six months ended June 30, 2017, excluding Unitrans, was $13.1 million.

(1) Operations restructuring costs of $4.7 million are included in other operating expenses within the TES segment. See Note 13 to our condensed consolidated financial statements for additional information.

(2) EBITDA represents earnings before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as EBITDA excluding impairment and other non-cash gains and losses, other long-term incentive compensation expenses, losses from debt extinguishments, operations restructuring costs, corporate restructuring and restatement costs associated with legal matters (including our internal investigation, SEC compliance, and debt restructuring costs), and adjustments to contingent purchase obligations. We use Adjusted EBITDA as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe Adjusted EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of Adjusted EBITDA eliminates the effects of financing, income taxes, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. Although our management uses Adjusted EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

A summary of operating statistics for our LTL segment for the three and six months ended June 30 is shown below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Revenue	$117,164	$121,968	(3.9)%	$230,289	$230,744	(0.2)%
Less: Backhaul Revenue	3,133	—		3,133	—
Less: Eliminations	(69)	(64)		(146)	(116)
Adjusted Revenue	114,100	122,032	(6.5%)	227,302	230,860	(1.5%)

Adjusted Revenue excluding fuel	98,397	108,191	(9.1%)	196,735	204,152	(3.6%)

Adjusted Revenue per hundredweight (incl. fuel)	$21.03	$19.73	6.6%	$21.00	$19.56	7.4%
Adjusted Revenue per hundredweight (excl. fuel)	$18.13	$17.49	3.7%	$18.17	$17.29	5.1%
Adjusted Revenue per shipment (incl. fuel)	$240.77	$212.86	13.1%	$236.54	$211.66	11.8%
Adjusted Revenue per shipment (excl. fuel)	$207.63	$188.72	10.0%	$204.73	$187.17	9.4%
Weight per shipment (lbs.)	1,145	1,079	6.1%	1,127	1,082	4.2%
Shipments per day	7,405	8,958	(17.3%)	7,507	8,521	(11.9)%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Consolidated Results
Our consolidated revenues increased to $558.0 million in the second quarter of 2018 compared to $530.6 million in the second quarter of 2017. Higher revenues in the TES segment contributed to the increase, partially offset by lower revenues in the LTL and Ascent segments. Excluding the revenue from Unitrans of $23.1 million in the second quarter of 2017, revenue increased in the Ascent segment.
Our consolidated operating loss was $11.4 million in the second quarter of 2018 compared to $7.5 million in the second quarter of 2017. Lower consolidated operating results in the second quarter of 2018 were attributable to a decline in operating results within our TES and LTL segments, partially offset by improved operating results in our Ascent segment and lower corporate expenses. Included in the operating results for the second quarter of 2017 was operating income from Unitrans of $2.0 million.
Our consolidated net loss was $42.0 million in the second quarter of 2018 compared to $37.9 million in the second quarter of 2017. In addition to the operating results within our segments and corporate, our net loss was also impacted by increased interest expense and a lower income tax benefit, partially offset by the absence of a loss from debt extinguishment of $9.8 million that occurred in the second quarter of 2017.
Interest expense increased to $34.2 million during the second quarter of 2018 from $28.4 million during the second quarter of 2017, primarily as a result of higher interest associated with our preferred stock, partially offset by lower interest expense on debt due to a lower principal balance. Included in interest expense from preferred stock was higher expense of $22.7 million due to the change in the fair value of the preferred stock, partially offset by $15.1 million of lower expense from preferred stock issuance costs.
Income tax benefit was $3.7 million during the second quarter of 2018 compared to income tax benefit of $7.8 million during the second quarter of 2017. The effective tax rate was 8.0% during second quarter of 2018 and 17.1% during the second quarter of 2017. The annual effective income tax rate varies from the federal statutory rate of 21.0% and 35.0%, respectively, primarily due to state income taxes as well as the impact of items causing permanent differences. Significant permanent differences include non-deductible interest expense associated with the preferred stock that was issued and sold on May 2, 2017.
The rest of our discussion will focus on the operating results of our three segments:
Truckload & Express Services
Operating results in our TES segment declined to an operating loss of $0.8 million in the second quarter of 2018 compared to operating income of $3.5 million in the second quarter of 2017. TES revenues increased $37.2 million while purchased transportation costs increased $29.2 million. Increases in TES revenue were due primarily to increased ground and air expedited freight and related brokerage, coupled with a strong demand environment which drove higher volumes and rates across most of the segment. Purchase transportation costs and yield were negatively impact by capacity reductions in intermodal services and over-the-road operations, including dry van and temperature controlled. Lower operating results in the second quarter of 2018 are directly related to the restructuring of our temperature controlled truckload business, which resulted in operations restructuring costs of $4.7 million related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets held-for-sale to fair market value. TES personnel and related benefits increased $1.8 million due primarily to higher driver wages, while other operating expenses increased $10.5 million, primarily due to the previously mentioned operations restructuring costs, increased equipment lease and maintenance costs of $3.3 million, and higher IT costs of $1.6 million.
Less-than-Truckload
Operating results in our LTL segment declined to an operating loss of $3.7 million in the second quarter of 2018 compared to an operating loss of $3.3 million in the second quarter of 2017. LTL revenues decreased $4.8 million and purchased transportation costs decreased $4.5 million, both of which were driven by a decrease in shipping volumes. In addition to lower shipping volumes, LTL revenues were also impacted by a reduction in selected service areas in order to eliminate unprofitable freight and focus on key lanes, partially offset by higher rates and fuel surcharge revenue. LTL personnel and related benefits decreased $0.5 million while other operating expenses increased $0.7 million. The increase in LTL other operating expenses was primarily due to higher IT costs of $0.5 million.
Ascent Global Logistics
Operating results in our Ascent segment improved as operating income increased to $7.3 million in the second quarter of 2018 compared to $7.2 million in the second quarter of 2017. Operating results in the second quarter of 2017 included $2.0 million of operating income from Unitrans which was sold in the third quarter of 2017. The improved operating results were driven by growth in retail consolidation business and our domestic freight management business, partially offset by decline in international freight forwarding. Ascent revenues decreased $3.5 million in the second quarter of 2018 when compared to the the second quarter of 2017 due to the divestiture of Unitrans, which generated $23.1 million of revenue in the second quarter of 2017. Excluding Unitrans, Ascent revenues increased due to higher revenue from domestic freight management (truckload and LTL brokerage) and retail consolidation (growth from existing and new customers). Ascent personnel and related benefits decreased $3.2 million primarily due to the absence of Unitrans. Excluding the impact of Unitrans, personnel and related benefit increased $0.2 million. Other operating expenses increased $1.6 million primarily due to increased IT costs of $1.0 million and higher broker commissions of $0.5 million.
Other Operating Expenses
Other operating expenses that were not allocated to our TES, LTL, or Ascent segments decreased to $7.2 million in the second quarter of 2018 compared to $10.4 million in the second quarter of 2017. Included in other operating expenses are corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, and SEC and accounting compliance of $3.9 million and $9.1 million in the second quarter of 2018 and 2017, respectively. Also impacting other operating expenses were higher professional fees of $1.5 million related to the audit of our 2017 financial statements.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Consolidated Results
Our consolidated revenues increased to $1,128.0 million in the first half of 2018 compared to $1,009.5 million in the first half of 2017. Higher revenues in the TES segment contributed to the increase, which were partially offset by lower revenues in the LTL and Ascent segments. Excluding the revenue from Unitrans of $48.3 million in the first half of 2017, revenue increased in the Ascent segment.
Our consolidated operating loss decreased to $24.8 million in the first half of 2018 compared to $25.4 million in the first half of 2017. Lower consolidated operating results in the first half of 2018 were attributable to lower operating results in our LTL and Ascent segments, partially offset by an increase in operating income within our TES segment and lower corporate expenses. Excluding the operating income from Unitrans of $4.5 million in the first half of 2017, our Ascent segment operating performance improved in the first half of 2018.
Our consolidated net loss was $65.6 million in the first half of 2018 compared to $57.8 million in the first half of 2017. In addition to the operating results within our segments and corporate, our net loss was also impacted by increased interest expense and a lower income tax benefit, partially offset by the absence of a loss from debt extinguishment of $9.8 million that occurred in the first half of 2017.
Interest expense increased to $43.8 million during the first half of 2018 from $34.9 million during the first half of 2017, due to higher interest expense from our preferred stock, partially offset by lower interest expense on debt attributable to a lower principal balance. Included in interest expense from preferred stock was higher expense of $28.7 million due to the change in the fair value of the preferred stock, partially offset by $15.1 million of lower interest expense from preferred stock issuance costs.
Income tax benefit was $3.0 million during the first half of 2018 compared to income tax benefit of $12.3 million during the first half of 2017. The effective tax rate was 4.3% during first half of 2018 and 17.5% during the first half of 2017. The annual effective income tax rate varies from the federal statutory rate of 21.0% and 35.0%, respectively, primarily due to state income taxes as well as the impact of items causing permanent differences. Significant permanent differences include non-deductible interest expense associated with the preferred stock that was issued and sold on May 2, 2017.
The rest of our discussion will focus on the operating results of our three segments:
Truckload & Express Services
Operating results in our TES segment improved to operating income of $3.7 million in the first half of 2018 compared to $1.7 million in the first half of 2017. TES revenues increased $135.8 million while purchased transportation costs increased $116.8 million. TES revenues increased due primarily to increased ground and air expedited freight and related brokerage coupled with a strong demand environment which drove higher volumes and rates across most of the segment. Purchased transportation costs and yield were negatively impacted by capacity reductions in intermodal services and over-the-road operations, including dry van and temperature controlled. Operating results in the first half of 2018 included the restructuring of our temperature controlled truckload business, which resulted in operations restructuring costs of $4.7 million related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets held-for-sale to fair market value. TES personnel and related benefits increased $2.9 million due primarily to higher driver wages, while other operating expenses increased $14.1 million. The increase in TES operating expenses was primarily due to the previously mentioned operating restructuring costs of $4.7 million. Also impacting TES other operating expenses were increased equipment lease and maintenance costs of $6.0 million and higher IT costs of $2.8 million.
Less-than-Truckload
Operating results in our LTL segment declined to an operating loss of $12.4 million in the first half of 2018 compared to an operating loss of $6.0 million in the first half of 2017. LTL revenues decreased $0.5 million due to a decrease in shipping volumes and a reduction in selected service areas in order to eliminate unprofitable freight and focus on key lanes, partially offset by higher rates and fuel surcharge revenue. Purchased transportation costs increased $1.6 million, which were driven by market conditions resulting in rate increases from purchase power providers and higher spot prices paid to brokers which negatively impacted linehaul expense. LTL personnel and related benefits increased $0.8 million while other operating expenses increased $3.7 million. The increase in LTL other operating expenses was primarily due to increased equipment lease costs of $1.4 million, higher facility-related costs of $0.9 million, and increased bad debt expense of $0.7 million.
Ascent Global Logistics
Operating results in our Ascent segment were lower as operating income was $14.0 million in the first half of 2018 compared to $14.9 million in the first half of 2017. Operating results in the first half of 2017 included $4.5 million of operating income from Unitrans which was sold in the third quarter of 2017. Excluding Unitrans, improved operating results were driven by growth in our retail consolidation business and our domestic freight management business, partially offset by a decline in international freight forwarding. Ascent revenues decreased $14.0 million in the first half of 2018 compared to the first half of 2017 due to the divestiture of Unitrans, which generated $48.3 million of revenue in the first half of 2017. Excluding Unitrans, Ascent revenues increased due to higher revenue from domestic freight management (truckload and LTL brokerage) and retail consolidation (growth from existing and new customers). Ascent personnel and related benefits decreased $6.4 million primarily due to the absence of Unitrans in the first half of 2018. Excluding the impact of Unitrans, personnel and related benefit increased $0.2 million. Other operating expenses increased $3.4 million primarily due to increased IT costs of $2.1 million and higher broker commissions of $1.3 million.
Other Operating Expenses
Other operating expenses that were not allocated to our TES, LTL, or Ascent segments decreased to $16.0 million in the first half of 2018 compared to $26.9 million in the first half of 2017 primarily due to lower legal settlements of $5.2 million. Also included in other operating expenses are corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, and SEC and accounting compliance of $10.8 million and $16.8 million in the first half of 2018 and 2017, respectively.
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our credit facilities, the issuance of preferred stock, and cash flows from operations. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, and finance capital expenditures. As of June 30, 2018, we had $35.6 million in cash and cash equivalents.
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

On August 3, 2018, in order to provide continued support to our operating needs, we entered into the Series E-1 Amendment with Elliot, which, among other things, extended the Termination Date from July 30, 2018 to November 30, 2018 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million.

Certain terms of the outstanding preferred stock are as follows:

	Series B	Series C	Series D	Series E	Series E-1
Shares at $0.01 Par Value at Issuance	155,000	55,000	100	90,000	35,728
Shares Outstanding at June 30, 2018	155,000	55,000	100	37,500	35,728
Price per Share	$1,000	$1,000	$1.00	$1,000	$1,000/$960
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.
Dividend Rate at June 30, 2018	17.396%	17.396%	N/A	15.646%	15.646%
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%
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
We initially borrowed $141.7 million under the revolving line of credit and $56.8 million under the term loan facility. Availability under the ABL Facility was $21.6 million million as of June 30, 2018.
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

Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(906)	(39,357)
Investing activities	(10,464)	(5,308)
Financing activities	21,306	44,818
Net change in cash and cash equivalents	$9,936	$153
Cash Flows from Operating Activities
Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities. The difference between our $65.6 million of net loss and the $0.9 million of cash used in operating activities during the six months ended June 30, 2018 was primarily attributable to the change in the value of our preferred stock of $37.7 million and $18.6 million of depreciation and amortization expense, with the remainder attributable to changes in working capital.
Cash Flows from Investing Activities
Cash used in investing activities was $10.5 million during the six months ended June 30, 2018, which was attributable to $11.4 million of capital expenditures used to support our operations, partially offset by the proceeds from the sale of equipment of $0.9 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $21.3 million during the six months ended June 30, 2018, which primarily reflects the issuance of Series E-1 Preferred Stock of $35.0 million, partially offset by a reduction in borrowings of $11.8 million.
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
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended June 30, 2018, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer and Principal Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017 were still present as of June 30, 2018 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of June 30, 2018 based on a number of factors including, but not limited to, (a) substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b) internal reviews to identify material accounting errors, and (c) the remediation actions as discussed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million for workers compensation. We believe we have adequate insurance to cover losses in excess of our self-insured and deductible amount. As of June 30, 2018 and December 31, 2017, we had reserves for estimated uninsured losses of $29.6 million and $28.4 million, respectively, included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Jeffrey Cox and David Chidester filed a Complaint against certain of our subsidiaries in state court in California in a post-acquisition dispute (the “Central Cal Matter”). The Complaint alleges contract, statutory and tort based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted our motion to compel arbitration of all non-employment claims alleged in the Complaint. The plaintiffs are in the process of submitting the dispute to a Settlement Accountant. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. The parties are proceeding with discovery and the consolidated case is currently set for trial on November 5, 2019.
We received a letter dated April 17, 2018 from legal counsel representing Warren Communications News, Inc. (“Warren”) in which Warren made certain allegations against us of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). Specifically, Warren alleged that an employee of ours had, for several years, forwarded that electronic newsletter to third parties in violation of corresponding subscription agreements. After discussions with Warren, we received a second letter dated July 30, 2018 in which counsel for Warren offered to settle its claim for a monetary payment by us. We subsequently sent a counter-offer to Warren.
In addition to the legal proceeding described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of June 30, 2018 and December 31, 2017, we recorded a reserve for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter, and the Warren Matter of $13.9 million and $13.2 million, respectively, which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Following our press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against us and our former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed a Consolidated Amended Complaint (“CAC”) on behalf of a class of persons who purchased our common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) we and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, our former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of our financial statements; (b) our true earnings and expenses; (c) the effectiveness of our disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with our tractor lease guaranty program; (e) our leverage ratios and compliance with its credit facilities; and (f) the value of the goodwill we carried on our balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On July 23, 2018, we and the individual defendants filed motions to dismiss. The parties are currently engaged in mediation.

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

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: August 7, 2018	By:	/s/ Terence R. Rogers
Terence R. Rogers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)