Form 10-Q
period 2018-09-30
Roadrunner Transportation Systems, Inc.
filed 2018-11-07
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2018, there were outstanding 38,515,600 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,019	$25,702
Accounts receivable, net of allowances of $9,745 and $10,891, respectively	285,393	321,629
Income tax receivable	11,192	14,749
Prepaid expenses and other current assets	50,661	36,306
Total current assets	357,265	398,386
Property and equipment, net of accumulated depreciation of $122,383 and $107,037, respectively	175,322	159,547
Other assets:
Goodwill	264,826	264,826
Intangible assets, net	44,276	49,648
Other noncurrent assets	5,607	3,636
Total other assets	314,709	318,110
Total assets	$847,296	$876,043
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of debt	$10,088	$9,950
Accounts payable	161,329	171,905
Accrued expenses and other current liabilities	120,207	105,409
Total current liabilities	291,624	287,264
Deferred tax liabilities	5,536	14,282
Other long-term liabilities	26,243	10,873
Long-term debt, net of current maturities	149,241	189,460
Preferred stock	368,767	263,317
Total liabilities	841,411	765,196
Commitments and contingencies (Note 11)
Stockholders’ investment:
Common stock $.01 par value; 105,000 shares authorized; 38,514 and 38,423 shares issued and outstanding	385	384
Additional paid-in capital	404,476	403,166
Retained deficit	(398,976)	(292,703)
Total stockholders’ investment	5,885	110,847
Total liabilities and stockholders’ investment	$847,296	$876,043
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$536,584	$521,433	$1,664,594	$1,530,932
Operating expenses:
Purchased transportation costs	365,678	358,480	1,146,713	1,033,197
Personnel and related benefits	78,118	73,263	229,843	223,345
Other operating expenses	93,995	100,123	291,206	291,711
Depreciation and amortization	9,614	9,319	27,803	27,834
Operations restructuring costs	—	—	4,655	—
Gain from sale of Unitrans	—	(35,440)	—	(35,440)
Impairment charges	—	4,402	—	4,402
Total operating expenses	547,405	510,147	1,700,220	1,545,049
Operating (loss) income	(10,821)	11,286	(35,626)	(14,117)
Interest expense:
Interest expense - preferred stock	32,847	8,683	71,571	33,723
Interest expense - debt	2,951	1,819	8,002	11,659
Total interest expense	35,798	10,502	79,573	45,382
Loss from debt extinguishment	—	6,049	—	15,876
Loss before income taxes	(46,619)	(5,265)	(115,199)	(75,375)
(Benefit from) provision for income taxes	(5,058)	4,788	(8,040)	(7,516)
Net loss	$(41,561)	$(10,053)	$(107,159)	$(67,859)
Loss per share:
Basic	$(1.08)	$(0.26)	$(2.78)	$(1.77)
Diluted	$(1.08)	$(0.26)	$(2.78)	$(1.77)
Weighted average common stock outstanding:
Basic	38,512	38,420	38,490	38,399
Diluted	38,512	38,420	38,490	38,399
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(107,159)	$(67,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,358	28,780
Change in fair value of preferred stock	70,451	10,716
Amortization of preferred stock issuance costs	1,120	16,112
Loss on disposal of property and equipment	1,853	1,066
Gain on sale of Unitrans	—	(35,440)
Share-based compensation	1,392	1,647
Loss from debt extinguishment	—	15,876
Provision for bad debts	2,275	2,847
Deferred tax benefit	(9,041)	(10,193)
Impairment charges	—	4,402
Changes in:
Accounts receivable	34,556	(32,701)
Income tax receivable	3,557	3,599
Prepaid expenses and other assets	(15,636)	(768)
Accounts payable	(12,453)	(5,384)
Accrued expenses and other liabilities	10,274	17,329
Net cash provided by (used in) operating activities	9,547	(49,971)
Cash flows from investing activities:
Proceeds from sale of business	—	88,512
Capital expenditures	(16,922)	(11,212)
Proceeds from sale of property and equipment	1,316	2,689
Net cash (used in) provided by investing activities	(15,606)	79,989
Cash flows from financing activities:
Borrowings under revolving credit facilities	60,746	236,905
Payments under revolving credit facilities	(85,655)	(268,568)
Term debt payments	(16,285)	(278,819)
Term debt borrowings	557	56,780
Debt issuance costs and discount	—	(4,672)
Cash collateralization of letters of credit	—	(1,211)
Payments of debt extinguishment costs	—	(10,960)
Preferred stock issuance costs	(1,120)	(16,112)
Proceeds from issuance of preferred stock and warrants	34,999	540,500
Preferred stock payments	—	(293,000)
Issuance of restricted stock units, net of taxes paid	(81)	(230)
Payment of capital lease obligation	(2,785)	(3,078)
Net cash used in financing activities	(9,624)	(42,465)
Net decrease in cash and cash equivalents	(15,683)	(12,447)
Cash and cash equivalents:
Beginning of period	25,702	29,513
End of period	$10,019	$17,066
Supplemental cash flow information:
Cash paid for interest	$7,436	$24,625
Cash refunds from income taxes, net	$(1,329)	$(2,215)
Non-cash capital leases and other obligations to acquire assets	$23,233	$—
Capital expenditures, not yet paid	$1,877	$—
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
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the Company's opinion, except as noted below with respect to the change in accounting principle, the change in segments, and the restructuring charges described in Note 14, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
Change in Accounting Principle
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, which was updated in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service (that is, the entity is a principal) or to arrange for that good or service to be provided by another party. When the principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount. When an entity that is an agent satisfies the performance obligation, that entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled.
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
The Company determined that certain transactions with customers required a change in the timing of when revenue and related expense is recognized. The guidance was applied only to contracts that were not completed at the date of initial adoption. The Company elected the modified retrospective method which required a cumulative adjustment to retained earnings instead of retrospectively adjusting prior periods. The Company recorded a $0.9 million benefit to opening retained earnings as of January 1, 2018 for the cumulative impact of adoption related to the recognition of in-transit revenue. Results for 2018 are presented under Topic 606, while prior periods were not adjusted. The adoption of Topic 606 did not have a material impact on the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2018. The disclosure requirements of Topic 606 are included within the Company's revised revenue recognition accounting policy below.
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
Revenue Recognition (effective January 1, 2018)
The Company’s revenues are primarily derived from transportation services which includes providing freight and carrier services both domestically and internationally via land, air, and sea. The Company disaggregates revenue among its three segments, TES, LTL and Ascent, as presented in Note 13.
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
New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will be effective for the Company in 2019. For financing leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset; and (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to: (1) recognize the right-to-use asset and a lease liability, initially measured at the present value of the lease payments; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis; and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. In July 2018, the FASB issued an amendment to Topic 842 which provides an optional transition method that will give companies the option to use the effective date as the date of initial application upon transition. The Company plans to elect this transition method and, as a result, will not adjust comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company has established an implementation team which is in the process of implementing Topic 842, including accumulating necessary information, assessing the current lease portfolio, and implementing software to meet the new reporting requirements. The Company is also evaluating current processes and controls and identifying necessary changes to support the adoption of the new standard. The Company anticipates it will exclude leases with a term of 12 months or less from accounting under Topic 842 and plans to elect the package of practical expedients upon transition that will retain lease classification and other accounting conclusions made in the assessment of existing lease contracts. The Company expects adoption of this guidance will have a material impact on the Company's consolidated balance sheets given the Company will be required to record operating leases with lease terms greater than 12 months within assets and liabilities on the consolidated balance sheets; however, the impact on the consolidated statements of operations and cash flows is not expected to be material.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”). Prior to ASU 2016-16, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers other than inventory (e.g., property and equipment) until the asset had been sold to an outside party. Under ASU 2016-16, the FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs. ASU 2016-16 does not include any new disclosure requirements; however, existing disclosure around the rate reconciliations and types of temporary differences and/or carryforward that give rise to a significant portion of deferred income taxes may be applicable. The Company adopted ASU 2016-16 effective January 1, 2018 and it did not have a material impact on the Company’s condensed consolidated financial statements.
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
For purposes of the impairment analysis, the fair value of the Company’s reporting units is estimated based upon an average of the market approach and the income approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates, and growth rates, among others. The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the Company competes, the discount rate, terminal growth rates, and forecasts of revenue, operating income, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships and property and equipment. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the fair value of the reporting units. Future declines in the overall market value of the Company's stock may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.
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
In connection with the change in segments, the Company conducted an impairment analysis as of January 1, 2018 and determined there was no impairment. The Company conducted its annual goodwill impairment analysis for each of its four reporting units as of July 1, 2018 and determined that the fair values of the TES, Domestic and International Logistics, and Warehousing & Consolidation reporting units exceeded their respective carrying values by 5.1%, 12.8%, and 112.2%, respectively; thus no impairment was indicated for these reporting units.
The following is a breakdown of the Company's goodwill as of September 30, 2018 by segment (in thousands):

	TES	LTL	Ascent	Total
Goodwill	$92,926	$—	$171,900	$264,826
In connection with the change in segments as indicated in Note 1, the Company reallocated $25.1 million of accumulated goodwill impairment between the TES and Ascent segments. The following is a breakdown of the Company's accumulated goodwill impairment losses as of September 30, 2018 by segment (in thousands):

	TES	LTL	Ascent	Total
Accumulated goodwill impairment charges	$132,408	$197,312	$46,763	$376,483
Intangible assets consist primarily of customer relationships acquired from business acquisitions. In connection with the change in segments as indicated in Note 1, the Company reallocated net intangible assets of $0.3 million between the TES and
Ascent segments.
Intangible assets as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TES	$55,008	$(21,863)	$33,145	$55,008	$(18,470)	$36,538
LTL	2,498	(1,884)	614	2,498	(1,748)	750
Ascent	27,152	(16,635)	10,517	27,152	(14,792)	12,360
Total	$84,658	$(40,382)	$44,276	$84,658	$(35,010)	$49,648
The customer relationships intangible assets are amortized over their estimated useful lives, ranging from five to 12 years. Amortization expense was $1.8 million and $2.0 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense was $5.4 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of September 30, 2018 is as follows (in thousands):

Remainder 2018	$1,751
2019	6,819
2020	6,447
2021	6,265
2022	5,826
Thereafter	17,168
Total	$44,276
4. Debt
Debt as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Revolving credit facility	$122,128	$147,037
Term loans	40,130	55,858
Total debt	$162,258	$202,895
Less: Debt issuance costs and discount	(2,929)	(3,485)
Total debt, net of debt issuance costs and discount	159,329	199,410
Less: Current maturities	(10,088)	(9,950)
Total debt, net of current maturities	$149,241	$189,460
On July 21, 2017, the Company entered into the Asset-Based Lending Facility with BMO Harris Bank, N.A. and certain other lenders (the “ABL Facility”). The Company used the initial proceeds from the ABL Facility for working capital purposes and to redeem all of the outstanding shares of its Series F Preferred Stock. The ABL Facility matures on July 21, 2022.
The ABL Facility consists of a:

•	$200.0 million asset-based revolving line of credit, of which $20.0 million may be used for swing line loans and $30.0 million may be used for letters of credit;

•	$56.8 million term loan facility; and

•	$35.0 million asset-based facility available to finance future capital expenditures, which was subsequently terminated before being utilized.
Principal on the term loan facility is due in quarterly installments commencing on March 31, 2018. Borrowings under the ABL Facility are secured by substantially all of the assets of the Company. Borrowings under the ABL Facility bear interest at either the (a) LIBOR Rate (as defined in the credit agreement) plus an applicable margin in the range of 1.5% to 2.25%, or (b) the Base Rate (as defined in the credit agreement) plus an applicable margin in the range of 0.5% to 1.25%. The ABL Facility contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. The ABL Facility also provides for the issuance of up to $30.0 million in letters of credit. As of September 30, 2018, the Company had outstanding letters of credit totaling $14.4 million. As of September 30, 2018, total availability under the ABL Facility was $42.2 million but the Company could not draw more than $22.2 million as of that date to maintain at least $20.0 million of Adjusted Excess Availability in order to avoid the commencement of a Fixed Charge Trigger Period. In addition, the ABL Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted. The ABL Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of the Company's business.
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
On August 3, 2018, the Company entered into a Fourth Amendment to the ABL Facility. Pursuant to the Fourth Amendment the ABL Facility was further amended to, among other things, reduce the amount of proceeds from the third tranche under the Series E-1 Investment Agreement (as defined herein) to be applied to the bank term loan from 30% to 10%.
On September 19, 2018, the Company entered into a Fifth Amendment to the ABL Facility. Pursuant to the Fifth Amendment the lenders waived: (i) an Event of Default that arose under Section 9.01(b) of the ABL Facility due to (a) a Fixed Charge Trigger Period commencing as of September 6, 2018, and (b) the Consolidated Fixed Charge Coverage Ratio, determined on a Pro Forma Basis as of July 31, 2018, which is the last day of the Measurement Period most recently ended prior to September 6th and 7th of 2018, being less than 1.00 to 1.00; and (ii) the Dominion Trigger Period and the Reporting Trigger Period for the period commencing on September 6, 2018 and ending on September 19, 2018. Pursuant to the Fifth Amendment, the ABL Facility was further amended to, among other things: (i) extend the time period during which the Company is permitted to issue Series E-1 Preferred Stock (as defined herein) under the Series E-1 Investment Agreement (as amended) from November 30, 2018 to December 31, 2018; and (ii) amend the definitions of Dominion Trigger Period and Reporting Trigger Period to confirm that a Dominion Trigger Period and a Reporting Trigger Period have each commenced on September 19, 2018 and will continue until (a) the date that during the previous thirty (30) consecutive days, (1) no Event of Default has existed, and (2) Adjusted Excess Availability has been equal to or greater than the greater of (x) ten percent (10%) of the Maximum Borrowing Amount at such time and (y) $17,500,000, and (b) the Company has received net cash proceeds from the issuance of Equity Interests (other than Disqualified Equity Interest) of at least $30,000,000.
Prior to the ABL Facility, the Company had senior debt that was comprised of a revolving line of credit and a term loan. The senior debt was paid off with the issuance of preferred stock on May 2, 2017. In connection with the pay-off, the Company recorded a loss from debt extinguishment of $9.8 million in the second quarter of 2017.

The Company also has certain equipment and a building classified as capital leases. The Company's obligation under these capital leases was $30.0 million and $9.6 million as of September 30, 2018 and December 31, 2017, respectively.
5. Preferred Stock
Preferred stock as of as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Preferred stock:
Series B Preferred	$187,190	$146,649
Series C Preferred	94,358	76,096
Series D Preferred	1,159	6,672
Series E Preferred	43,387	33,900
Series E-1 Preferred	42,673	—
Total Preferred stock	$368,767	$263,317

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
On March 1, 2018, the Company entered into the Series E-1 Preferred Stock Investment Agreement (the “Series E-1 Investment Agreement”) with affiliates of Elliott Management Corporation (“Elliott”), pursuant to which the Company agreed to issue and sell to Elliott from time to time until July 30, 2018 (the “Termination Date”), an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E-1 Preferred Stock”), at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which the Company issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. The proceeds of the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support the Company’s current operations and future growth and to repay a portion of the indebtedness under the ABL Facility as required by the credit agreement governing that facility. On April 24, 2018, pursuant to the Series E-1 Investment Agreement with Elliott, the Company issued and sold to Elliott an additional 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. The proceeds of the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support the Company’s current operations and future growth and to repay a portion of the indebtedness under the ABL Facility as required by the credit agreement governing that facility. On August 3, 2018, in order to provide continued support to the Company's operating needs, the Company and Elliott entered into Amendment No. 1 to the Series E-1 Investment Agreement and Termination of Equity Commitment Letter (the “Series E-1 Amendment”), which, among other things, extended the Termination Date from July 30, 2018 to November 30, 2018 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million. On September 19, 2018, the Company and Elliott entered into Amendment No. 2 to the Series E-1 Investment Agreement which, among other things, further extended the Termination Date from November 30, 2018 to January 1, 2019 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million.
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
Certain Terms of the Preferred Stock

	Series B	Series C	Series D	Series E	Series E-1
Shares at $0.01 Par Value at Issuance	155,000	55,000	100	90,000	35,728
Shares Outstanding at September 30, 2018	155,000	55,000	100	37,500	35,728
Price per Share	$1,000	$1,000	$1.00	$1,000	$1,000/$960
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.
Dividend Rate at September 30, 2018	17.573%	17.573%	N/A	15.823%	15.823%
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%

In connection with the repurchase of the Series F Preferred Stock and repurchase of a portion of the Series E Preferred Stock in the third quarter of 2017, the Company recorded a loss of $6.0 million reported in loss from debt extinguishment in the statement of operations.
The Company incurred $1.1 million of issuance costs for the nine months ended September 30, 2018, associated with the issuance of the Series E-1 Preferred Stock. The issuance costs are reflected in interest expense - preferred stock. The change in the fair value of the preferred stock, as indicated in Note 6, is reflected in interest expense - preferred stock.
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
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Balance, beginning of period	$335,979	$546,858	$263,317	$—
Issuance of preferred stock at fair value	—	—	34,999	537,930
Redemption of preferred stock	—	(293,000)	—	(293,000)
Change in fair value of preferred stock (1)	32,788	1,788	70,451	10,716
Balance, end of period	$368,767	$255,646	$368,767	$255,646
(1)Change in fair value of preferred stock is reported in interest expense - preferred stock.
7. Stockholders’ Investment
Changes in stockholders’ investment for the three and nine months ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance	$46,954	$143,286	$111,733	$197,468
Net loss	(41,561)	(10,053)	(107,159)	(67,859)
Share-based compensation	497	379	1,392	1,647
Issuance of warrants	—	—	—	2,571
Issuance of restricted stock units, net of taxes paid	(5)	(15)	(81)	(230)
Ending balance	$5,885	$133,597	$5,885	$133,597

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
The Company had stock options and warrants outstanding of 1,535,771 as of September 30, 2018 and 1,903,467 as of September 30, 2017 that were not included in the computation of diluted loss per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the three and nine months ended September 30, 2018 and 2017. Since the Company was in a net loss position for the three and nine months ended September 30, 2018 and 2017, there is no difference between basic and dilutive weighted average common stock outstanding.
9. Income Taxes
The effective income tax rate was 10.8% for the three months ended September 30, 2018 and 7.0% for the nine months ended September 30, 2018. In comparison, the effective income tax rate was (90.9)% for the three months ended September 30, 2017 and 10.0% for the nine months ended September 30, 2017. The (benefit from) provision for income taxes varies from the amount computed by applying the federal corporate income tax rate of 21.0% and 35.0% for 2018 and 2017, respectively, to the loss before income taxes primarily due to state income taxes (net of federal tax effect) and adjustments for permanent differences (primarily the non-deductible interest expense associated with the Company's preferred stock). In determining the (benefit from) provision for income taxes, the Company applied an estimated annual effective tax rate to its ordinary operating results, and calculated the tax benefit or provision, if any, of other discrete items individually as they occurred. The estimated annual effective tax rate was based on expected ordinary operating results, statutory tax rates, and the Company's best estimate of non-deductible and non-taxable items of ordinary income and expense.
No significant discrete items were recognized during the three and nine months ended September 30, 2018. Significant discrete items recognized during the three and nine months ended September 30, 2017 included loss from debt extinguishment (no tax benefit for partial redemption of preferred stock), gain on the sale of Unitrans (tax provision), and goodwill impairment charges (primarily non-deductible for tax purposes). Significant discrete items recognized during the nine months ended September 30, 2017 also included loss from debt extinguishment (tax benefit for senior debt payoff) and preferred stock issuance costs (no tax benefit).
10. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2022.  The potential maximum exposure under these lease guarantees was approximately $7.9 million as of September 30, 2018.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $1.1 million and $1.4 million as of September 30, 2018 and December 31, 2017, respectively, which was recorded in accrued expenses and other current liabilities.
The Company began to offer a lease purchase program that did not include a guarantee and offered newer equipment under factory warranty that was more cost effective. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In late 2016, management committed to a plan to divest these older assets and recorded a loss reserve. The loss reserve for the guarantee and reconditioning costs associated with the planned divestiture was $0.5 million and $1.8 million as of September 30, 2018 and December 31, 2017, respectively, which was recorded in accrued expenses and other current liabilities.
The Company paid $0.3 million and $0.9 million under these lease guarantees during the third quarter of 2018 and 2017, respectively, and $1.8 million and $7.9 million during the first nine months of 2018 and 2017, respectively.
11. Commitments and Contingencies

Auto, Workers Compensation, and General Liability Reserves
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amounts. As of September 30, 2018, and December 31, 2017, the Company had reserves for estimated uninsured losses of $26.0 million and $28.4 million, respectively, included in accrued expenses and other current liabilities.
General Litigation Proceedings
Jeffrey Cox and David Chidester filed a Complaint against certain of the Company’s subsidiaries in state court in California in a post-acquisition dispute (the “Central Cal Matter”). The Complaint alleges contract, statutory and tort-based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”).

The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted the Company’s motion to compel arbitration of all non-employment claims alleged in the Complaint. The plaintiffs are in the process of submitting the dispute to a Settlement Accountant as ordered, though on October 10, 2018, Plaintiffs filed a renewed motion requesting that the Los Angeles Superior Court reconsider its ruling. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. The parties are proceeding with discovery and the consolidated case is currently set for trial on November 5, 2019.
The Company received a letter dated April 17, 2018 from legal counsel representing Warren Communications News, Inc. (“Warren”) in which Warren made certain allegations against the Company of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). Specifically, Warren alleged that an employee of the Company had, for several years, forwarded that electronic newsletter to third parties in violation of corresponding subscription agreements. After discussions with Warren, the Company received a second letter dated July 30, 2018 in which counsel for Warren offered to settle its claim for a monetary payment by the Company. The Company subsequently sent a counter-offer to Warren, which was rejected.
In addition to the legal proceeding described above, the Company is a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In 2017 and 2018, the Company reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of September 30, 2018, and December 31, 2017, the Company recorded a reserve for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter, and the Warren Matter of $12.0 million and $13.2 million, respectively, which are included in accrued expenses and other current liabilities.
Securities Litigation Proceedings
Following the Company's press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against the Company and its former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed a Consolidated Amended Complaint (“CAC”) on behalf of a class of persons who purchased the Company’s common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) the Company and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, the Company’s former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of the Company’s financial statements; (b) the Company’s true earnings and expenses; (c) the effectiveness of the Company’s disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with the Company’s tractor lease guaranty program; (e) the Company’s leverage ratios and compliance with its credit facilities; and (f) the value of the goodwill the Company carried on its balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On July 23, 2018, the Company and the individual defendants filed motions to dismiss to which Plaintiff responded on September 21, 2018. Defendants’ time to file their reply has been extended pending the parties’ mediation, which is ongoing.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on the Company's behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden. Count I of the Complaint alleges the Director Defendants breached their fiduciary duties by “knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions,” and seeks unspecified damages. Count II of the Complaint alleges the Officer Defendants DiBlasi, Armbruster, and van Helden received substantial performance-based compensation and bonuses for fiscal year 2014 that should be disgorged. The action has been stayed by agreement pending a decision on Defendants' motions to dismiss the Amended Complaint filed in the securities class action described above. While the case was stayed, Plaintiff obtained permission to file an Amended Complaint adding claims against two former Company employees: Bret Naggs and Mark Wogsland. The parties are currently engaged in mediation.
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
Given the status of the matters above, the Company concluded in the third quarter of 2018 that a liability is probable and recorded the estimated loss of $22 million and a corresponding insurance reimbursement receivable of $20 million as of September 30, 2018.
In addition, subsequent to the Company's announcement that certain previously filed financial statements should not be relied upon, the Company was contacted by the SEC, Financial Industry Regulatory Authority (“FINRA”), and the Department of Justice (“DOJ”). The DOJ and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. The Company has received formal requests for documents and other information. In addition, in June 2018 two of the Company's former employees were indicted on charges of conspiracy, securities fraud, and wire fraud as part of the ongoing DOJ and SEC investigation. The Company is cooperating fully with the joint DOJ and SEC investigation. Given the status of this matter, the Company is unable to reasonably estimate the potential costs or range of costs at this time.
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
The Investment Agreement with Elliott required the Company to pay Elliott a daily payment in an amount equal to $33,333.33 per calendar day from the closing date until the Refinancing Date (which is the date the Company entered into the ABL Facility). The Company paid $0.7 million and $2.7 million pursuant to this requirement for the three and nine months ended September 30, 2017, respectively.
The Company, as part of the $293.0 million redemption of its Series F Preferred Stock ($240.5 million) and a portion of its Series E Preferred Stock ($52.5 million), paid to Elliott $6.9 million in accrued dividends and $6.0 million in early redemption premiums in the third quarter of 2017.
The Company's operating companies have contracts with certain purchased transportation providers that are considered related parties. The Company paid an aggregate of $5.8 million and $3.8 million to these purchased transportation providers during the three months ended September 30, 2018 and 2017, respectively. The Company paid an aggregate of $19.0 million and $9.5 million to these purchased transportation providers during the nine months ended September 30, 2018 and 2017, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $0.3 million and $0.8 million under these leases during the three months ended September 30, 2018 and 2017, respectively. The Company paid an aggregate of $1.0 million and $2.3 million under these leases during the nine months ended September 30, 2018 and 2017, respectively.
The Company owns 37.5% of Central Minnesota Logistics, Inc. (“CML”), which operates as one of the Company's brokerage agents. The Company paid CML broker commissions of $0.8 million and $0.7 million during the three months ended September 30, 2018 and 2017. The Company paid CML broker commissions of $2.2 million and $1.9 million during the nine months ended September 30, 2018 and 2017, respectively.
The Company has a jet fuel purchase agreement with a related party and paid an aggregate of $0.4 million and $0.3 million under this agreement during the three months ended September 30, 2018 and 2017, respectively. The Company paid an aggregate of $1.6 million and $1.1 million under this agreement during the nine months ended September 30, 2018 and 2017, respectively.

The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $1.2 million and $0.3 million during the three months ended September 30, 2018 and 2017, respectively. The Company paid an aggregate of $2.7 million and $0.9 million for these leases during the nine months ended September 30, 2018 and 2017, respectively.
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
These segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed corporate, which is not a segment and includes corporate salaries, insurance and administrative costs, and long-term incentive compensation expense. Included within corporate are rolling stock assets that are purchased and leased by Roadrunner Equipment Leasing (“REL”).  REL, a wholly-owned subsidiary of the Company, is a centralized asset management company that purchases and leases equipment that is utilized by the Company's segments.

The following table reflects certain financial data of the Company’s segments for the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
TES	280,335	260,536	$906,439	$750,820
LTL	113,948	117,618	344,237	348,362
Ascent	145,632	145,296	425,205	438,856
Eliminations	(3,331)	(2,017)	(11,287)	(7,106)
Total	$536,584	$521,433	$1,664,594	$1,530,932
Operating (loss) income:
TES(1)	(787)	(1,735)	$2,863	$—
LTL	(5,040)	(8,169)	(17,467)	(14,154)
Ascent	7,474	1,531	21,495	16,383
Corporate(2)	(12,468)	19,659	(42,517)	(16,346)
Total	$(10,821)	$11,286	$(35,626)	$(14,117)
Interest expense	35,798	10,502	79,573	45,382
Loss from debt extinguishment	—	6,049	—	15,876
Loss before income taxes	$(46,619)	$(5,265)	$(115,199)	$(75,375)
Depreciation and amortization:
TES	6,456	6,484	$18,993	$18,957
LTL	876	924	2,689	2,838
Ascent	1,183	1,471	3,539	4,758
Corporate	1,099	440	2,582	1,281
Total	$9,614	$9,319	$27,803	$27,834
Capital expenditures:(3)
TES	2,477	1,924	$8,414	$7,315
LTL	505	270	760	901
Ascent	496	550	1,205	1,121
Corporate	16,719	1,190	31,653	1,875
Total	$20,197	$3,934	$42,032	$11,212

	September 30, 2018	December 31, 2017
Assets:
TES	$403,575	$458,945
LTL	78,410	79,065
Ascent	273,298	271,400
Corporate	93,730	68,445
Eliminations(4)	(1,717)	(1,812)
Total	$847,296	$876,043
(1) Operations restructuring charges of $4.7 million are included within TES for the nine months ended September 30, 2018. See Note 14 for additional information.
(2) Gain from sale of Unitrans of $35.4 million is included within Corporate for the three and nine months ended September 30, 2017.
(3) Includes non-cash capital leases and capital expenditures not yet paid.
(4) Eliminations represents intercompany trade receivable balances between the three segments.

14. Restructuring Costs
In the second quarter of 2018, the Company restructured its temperature controlled truckload business by completing the integration of multiple operating companies into one business unit. As part of this integration, the Company also right-sized its temperature controlled fleets, facilities, and support functions. As a result, in the second quarter of 2018, the Company recorded operations restructuring costs of $4.7 million, related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets held-for-sale to fair market value. The write-down of assets held-for-sale to fair market value totaled $1.3 million and was recorded to property and equipment, while the remaining $3.4 million was recorded in accrued expenses and other liabilities. None of the remaining individual components are considered material to the overall cost. The Company paid $1.3 million in operations restructuring costs for the three months ended September 30, 2018 which reduced the remaining reserve to $2.1 million.
The Company also incurred corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring of $4.7 million and $6.8 million in the third quarter of 2018 and 2017, respectively, and costs of $15.5 million and $23.6 million in the first nine months of 2018 and 2017, respectively. These costs are included in other operating expenses.
15. Subsequent Events

On October 4, 2018 the Company received a notice from the New York Stock Exchange (the “NYSE”) that the Company had fallen below the NYSE’s continued listing standards relating to minimum average global market capitalization and total stockholders’ investment, which require that either its average global market capitalization be not less than $50 million over a consecutive 30 trading day period, or its total stockholders’ investment be not less than $50 million.
Pursuant to the NYSE continued listing standards, the Company timely notified the NYSE that it intends to submit a plan to the NYSE demonstrating how it intends to regain compliance with the continued listing standards within the required 18-month timeframe. The Company has 45 days to submit its plan to the NYSE. Upon receipt of the plan, the NYSE has 45 days to review and determine whether the Company has made a reasonable demonstration of its ability to come into conformity with the relevant continued listing standards within the 18-month cure period. During this process and during the 18-month cure period, the Company’s shares will continue to be listed and traded on the NYSE, subject to the Company’s compliance with other listing standards. The NYSE notification does not affect the Company’s business operations or its SEC reporting requirements.
The Company expects that the plan it will submit to the NYSE will include a discussion of the previously announced rights offering to existing holders of the Company’s common stock, which the Company believes would bring it into compliance with the NYSE’s continued listing standards relating to minimum average global market capitalization and total stockholders’ investment.
On October 12, 2018, the Company received a notice from the NYSE that it had fallen below the NYSE’s continued listing standard related to price criteria for common stock, which requires the average closing price of the Company’s common stock to equal at least $1.00 per share over a 30 consecutive trading day period. Pursuant to the NYSE listing standards, the Company timely notified the NYSE that it intends to cure the deficiency and regain compliance with the continued listing standard.
The Company has six months from its receipt of the notice to regain compliance with this listing standard. The Company can regain compliance with the standard if, on the last trading day of any calendar month during the six-month period following receipt of the notice or on April 12, 2019, which is the date that is six months following receipt of the notice, the Company’s common stock has a closing price of at least $1.00 per share and an average closing price of at least $1.00 per share over the previous 30 consecutive trading day period.
During the six-month cure period, the Company’s shares of common stock will continue to be listed and traded on the NYSE, subject to the company’s compliance with other listing standards. The NYSE notification does not affect the company’s business operations or its SEC reporting requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Form 10-K for the year ended December 31, 2017. Furthermore, such forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
We are a leading asset-right transportation and asset-light logistics service provider offering a full suite of solutions under the Roadrunner, Active On-Demand and Ascent Global Logistics brands. The Roadrunner brand offers less-than-truckload, temperature controlled and intermodal services. Active On-Demand offers premium mission critical air and ground transportation solutions. Ascent Global Logistics offers domestic freight management and brokerage, warehousing and retail consolidation, international freight forwarding, and customs brokerage. We serve a diverse customer base in terms of end-market focus and annual freight expenditures. We are headquartered in Downers Grove, Illinois with operations primarily in the United States.
Effective January 1, 2018, we changed our segment reporting when we integrated our truckload brokerage business into our Ascent domestic freight management business. Segment information for prior periods has been revised to align with the new segment structure. Our three segments are as follows:
Truckload & Express Services. Within our TES segment, we serve customers throughout North America. We provide air and ground expedite services, scheduled truckload services, intermodal services, temperature controlled truckload services, and other truckload and logistics services. We specialize in the transport of automotive and industrial parts, frozen and refrigerated foods including dairy, poultry and meat, and consumer products including foods and beverages. Our Active On-Demand ground and air expedited services business features proprietary bid technology supported by our fleets of ground and air assets. Roadrunner Intermodal Services and Roadrunner Temperature Controlled businesses provide specialized truckload services to beneficial cargo owners and freight management partners and brokers. We believe this array of technology, services, and specialization best serves our customers and provides us with more consistent shipping volumes in any given year.
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
Ascent Global Logistics. Within our Ascent segment, we offer a full portfolio of domestic and international transportation and logistics solutions, including access to cost-effective and time-sensitive modes of transportation within our broad network.  Ascent provides domestic freight management solutions including asset-backed truckload brokerage, specialized/heavy haul, LTL shipment execution, LTL carrier rate negotiations, access to our transportation management system and freight audit/payment. Ascent also provides clients with international freight forwarding, customs brokerage, regulatory compliance services and project management. We also specialize in retail consolidation, with 2.5 million square feet of our own food-grade warehousing space (both dry and temperature controlled) and full truckload consolidation to retailers to improve On Time In Full compliance.  Ascent serves its customers through either its direct sales force or through a network of independent agents. Our customized Ascent offerings are designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service.
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
Sales Personnel and Agent Network.  In our TES business, we arrange the pickup and delivery of freight either through our direct sales force or other Company relationships including management, dispatchers, or customer service representatives. In our LTL business, we market and sell our LTL services through a sales force of approximately 80 people, consisting of account executives, sales managers, inside sales representatives, and commissioned sales representatives. In our Ascent business, we have approximately 60 direct salespeople located in 25 company offices, commissioned sales representatives, and a network of approximately 60 independent agents. Agents complement our Company sales force by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, agents typically provide immediate revenue and do not require us to invest in incremental overhead. Agents own or lease their own office space and pay for other costs associated with running their operations.
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
Sale of Unitrans
On September 15, 2017, we completed the sale of our wholly-owned subsidiary Unitrans, Inc. (“Unitrans”). The results of operations of Unitrans are included in our condensed consolidated financial statements within our Ascent segment through the date of completion of the sale.

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

(In thousands, except for %’s)	Three Months Ended September 30, 2018
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$280,335	52.2%	$113,948	21.2%	$145,632	27.1%	$(3,331)	$536,584
Operating expenses:
Purchased transportation costs	180,440	64.4%	81,422	71.5%	107,146	73.6%	(3,330)	365,678
Personnel and related benefits	41,680	14.9%	17,402	15.3%	12,687	8.7%	6,349	78,118
Other operating expenses (1)	52,546	18.7%	19,288	16.9%	17,142	11.8%	5,019	93,995
Depreciation and amortization	6,456	2.3%	876	0.8%	1,183	0.8%	1,099	9,614
Total operating expenses	281,122	100.3%	118,988	104.4%	138,158	94.9%	9,137	547,405
Operating income (loss)	(787)	(0.3)%	(5,040)	(4.4)%	7,474	5.1%	(12,468)	(10,821)
Total interest expense								35,798
Loss before income taxes								(46,619)
Benefit from income taxes								(5,058)
Net loss								$(41,561)

(In thousands, except for %’s)	Three Months Ended September 30, 2017
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$260,536	50.0%	$117,618	22.6%	$145,296	27.9%	$(2,017)	$521,433
Operating expenses:
Purchased transportation costs	169,103	64.9%	84,249	71.6%	107,156	73.8%	(2,028)	358,480
Personnel and related benefits	37,279	14.3%	17,597	15.0%	14,832	10.2%	3,555	73,263
Other operating expenses (2)	49,405	19.0%	23,017	19.6%	15,904	10.9%	(23,643)	64,683
Depreciation and amortization	6,484	2.5%	924	0.8%	1,471	1.0%	440	9,319
Impairment charges	—	—%	—	—%	4,402	3.0%	—	4,402
Total operating expenses	262,271	100.7%	125,787	106.9%	143,765	98.9%	(21,676)	510,147
Operating income (loss)	(1,735)	(0.7)%	(8,169)	(6.9)%	1,531	1.1%	19,659	11,286
Total interest expense								10,502
Loss from debt extinguishment								6,049
Loss before income taxes								(5,265)
Provision for income taxes								4,788
Net loss								$(10,053)

(In thousands)	Three Months Ended September 30, 2018
	TES	LTL	Ascent	Corporate/ Eliminations	Total
Net (loss) income	$(921)	$(5,072)	$7,319	$(42,887)	$(41,561)
Plus: Total interest expense	134	32	26	35,606	35,798
Plus: (Benefit from) provision for income taxes	—	—	129	(5,187)	(5,058)
Plus: Depreciation and amortization	6,456	876	1,183	1,099	9,614
Plus: Long-term incentive compensation expenses	—	—	—	951	951
Plus: Corporate restructuring and restatement costs	—	—	—	4,713	4,713
Adjusted EBITDA(3)	$5,669	$(4,164)	$8,657	$(5,705)	$4,457

(In thousands)	Three Months Ended September 30, 2017
	TES	LTL	Ascent	Corporate/ Eliminations	Total	Less: Unitrans	Total w/o Unitrans
Net (loss) income	$(1,720)	$(8,206)	$1,496	$(1,623)	$(10,053)	$1,339	$(11,392)
Plus: Total interest expense	(15)	37	35	10,445	10,502	—	10,502
Plus: Provision for income taxes	—	—	—	4,788	4,788	—	4,788
Plus: Depreciation and amortization	6,484	924	1,471	440	9,319	230	9,089
Plus: Impairment charges	—	—	4,402	—	4,402	—	4,402
Plus: Long-term incentive compensation expenses	—	—	—	541	541	—	541
Plus: Gain on sale of Unitrans	—	—	—	(35,440)	(35,440)	—	(35,440)
Plus: Loss on debt extinguishments	—	—	—	6,049	6,049	—	6,049
Plus: Corporate restructuring and restatement costs	—	—	—	6,841	6,841	—	6,841
Adjusted EBITDA(3)	$4,749	$(7,245)	$7,404	$(7,959)	$(3,051)	$1,569	$(4,620)
Note: Adjusted EBITDA for the Ascent segment in the third quarter of 2017, excluding Unitrans, was $5.8 million.

(In thousands, except for %’s)	Nine Months Ended September 30, 2018
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$906,439	54.5%	$344,237	20.7%	$425,205	25.5%	$(11,287)	$1,664,594
Operating expenses:
Purchased transportation costs	599,743	66.2%	245,737	71.4%	312,520	73.5%	(11,287)	1,146,713
Personnel and related benefits	120,642	13.3%	52,965	15.4%	37,293	8.8%	18,943	229,843
Other operating expenses (1)	164,198	18.1%	60,313	17.5%	50,358	11.8%	20,992	295,861
Depreciation and amortization	18,993	2.1%	2,689	0.8%	3,539	0.8%	2,582	27,803
Total operating expenses	903,576	99.7%	361,704	105.1%	403,710	94.9%	31,230	1,700,220
Operating income (loss)	2,863	0.3%	(17,467)	(5.1)%	21,495	5.1%	(42,517)	(35,626)
Total interest expense								79,573
Loss before income taxes								(115,199)
Benefit from income taxes								(8,040)
Net loss								$(107,159)

(In thousands, except for %’s)	Nine Months Ended September 30, 2017
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$750,820	49.0%	$348,362	22.8%	$438,856	28.7%	$(7,106)	$1,530,932
Operating expenses:
Purchased transportation costs	471,581	62.8%	246,960	70.9%	321,751	73.3%	(7,095)	1,033,197
Personnel and related benefits	113,363	15.1%	52,334	15.0%	45,841	10.4%	11,807	223,345
Other operating expenses (2)	146,919	19.6%	60,384	17.3%	45,721	10.4%	3,247	256,271
Depreciation and amortization	18,957	2.5%	2,838	0.8%	4,758	1.1%	1,281	27,834
Impairment charges	—	—%	—	—%	4,402	1.0%	—	4,402
Total operating expenses	750,820	100.0%	362,516	104.1%	422,473	96.3%	9,240	1,545,049
Operating income (loss)	—	—%	(14,154)	(4.1)%	16,383	3.7%	(16,346)	(14,117)
Total interest expense								45,382
Loss on debt extinguishment								15,876
Loss before income taxes								(75,375)
Benefit from income taxes								(7,516)
Net loss								$(67,859)

(In thousands)	Nine Months Ended September 30, 2018
	TES	LTL	Ascent	Corporate/ Eliminations	Total
Net (loss) income	$2,710	$(17,555)	$21,281	$(113,595)	$(107,159)
Plus: Total interest expense	153	88	85	79,247	79,573
Plus: (Benefit from) provision for income taxes	—	—	129	(8,169)	(8,040)
Plus: Depreciation and amortization	18,993	2,689	3,539	2,582	27,803
Plus: Long-term incentive compensation expenses	—	—	—	1,954	1,954
Plus: Operations restructuring costs (1)	4,655	—	—	—	4,655
Plus: Corporate restructuring and restatement costs	—	—	—	15,537	15,537
Adjusted EBITDA(3)	$26,511	$(14,778)	$25,034	$(22,444)	$14,323

(In thousands)	Nine Months Ended September 30, 2017
	TES	LTL	Ascent	Corporate/ Eliminations	Total	Less: Unitrans	Total w/o Unitrans
Net (loss) income	$51	$(14,317)	$16,273	$(69,866)	$(67,859)	$5,792	$(73,651)
Plus: Total interest expense	(51)	163	110	45,160	45,382	—	45,382
Plus: Benefit from income taxes	—	—	—	(7,516)	(7,516)	—	(7,516)
Plus: Depreciation and amortization	18,957	2,838	4,758	1,281	27,834	819	27,015
Plus: Impairment charges	—	—	4,402	—	4,402	—	4,402
Plus: Long-term incentive compensation expenses	—	—	—	1,810	1,810	—	1,810
Plus: Gain on sale of Unitrans	—	—	—	(35,440)	(35,440)	—	(35,440)
Plus: Loss on debt extinguishments	—	—	—	15,876	15,876	—	15,876
Plus: Corporate restructuring and restatement costs	—	—	—	23,591	23,591	—	23,591
Adjusted EBITDA(3)	$18,957	$(11,316)	$25,543	$(25,104)	$8,080	$6,611	$1,469
Note: Adjusted EBITDA for the Ascent segment for the nine months ended September 30, 2017, excluding Unitrans, was $18.9 million.

(1) Operations restructuring costs of $4.7 million are included in other operating expenses within the TES segment. See Note 14 to our condensed consolidated financial statements for additional information.

(2) The gain from sale of Unitrans of $35.4 million is included in other operating expenses within Corporate. See Note 2 to our condensed consolidated financial statements for additional information.

(3) EBITDA represents earnings before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as EBITDA excluding impairment and other non-cash gains and losses, other long-term incentive compensation expenses, losses from debt extinguishments, operations restructuring costs, corporate restructuring and restatement costs associated with legal matters (including our internal investigation, SEC compliance, and debt restructuring costs), and adjustments to contingent purchase obligations. We use Adjusted EBITDA as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe Adjusted EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of Adjusted EBITDA eliminates the effects of financing, income taxes, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. Although our management uses Adjusted EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

A summary of operating statistics for our LTL segment for the three and nine months ended September 30 is shown below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Revenue	$113,948	$117,618	(3.1)%	$344,237	$348,362	(1.2)%
Less: Backhaul Revenue	2,267	—		5,401	—
Less: Eliminations	(74)	(62)		(220)	(178)
Adjusted Revenue(1)	111,755	117,680	(5.0%)	339,056	348,540	(2.7%)

Adjusted Revenue excluding fuel(1)	96,510	104,376	(7.5%)	293,330	308,528	(4.9%)

Adjusted Revenue per hundredweight (incl. fuel)	$21.89	$20.34	7.6%	$21.48	$19.81	8.4%
Adjusted Revenue per hundredweight (excl. fuel)	$18.96	$18.04	5.1%	$18.63	$17.54	6.2%
Adjusted Revenue per shipment (incl. fuel)	$254.53	$218.58	16.4%	$244.48	$213.95	14.3%
Adjusted Revenue per shipment (excl. fuel)	$220.50	$193.87	13.7%	$211.97	$189.39	11.9%
Weight per shipment (lbs.)	1,163	1,075	8.2%	1,138	1,080	5.4%
Shipments per day	7,111	8,546	(16.8%)	7,377	8,529	(13.5%)

(1) The Company's management uses Adjusted Revenue and Adjusted Revenue excluding fuel to calculate the above statistics as they believe it is a more useful measure to investors since backhaul revenue and eliminations do not have associated weights and shipments.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Consolidated Results
Our consolidated revenues increased to $536.6 million in the third quarter of 2018 compared to $521.4 million in the third quarter of 2017. Higher revenues in the TES and Ascent segments contributed to the increase, partially offset by lower revenues in the LTL segment. Unitrans contributed $19.3 million of revenue within the Ascent segment in the third quarter of 2017.
Our consolidated operating loss was $10.8 million in the third quarter of 2018 compared to operating income of $11.3 million in the third quarter of 2017. Consolidated operating results in the third quarter of 2017 included the gain on the sale of Unitrans of $35.4 million, which was recorded within our Corporate results, and an impairment charge of $4.4 million. Our TES, LTL and Ascent segments all experienced improved operating results in the third quarter of 2018 compared to the third quarter of 2017. Included in the operating results for Ascent in the third quarter of 2017 was operating income from Unitrans of $1.3 million.
Our consolidated net loss was $41.6 million in the third quarter of 2018 compared to $10.1 million in the third quarter of 2017. In addition to the operating results within our segments and corporate, our net loss was also impacted by increased interest expense, partially offset by an income tax benefit and the absence of a loss from debt extinguishment of $6.0 million that occurred in the third quarter of 2017.
Interest expense increased to $35.8 million during the third quarter of 2018 from $10.5 million during the third quarter of 2017, primarily as a result of higher interest associated with our preferred stock and higher interest expense on debt due to the ABL Facility commencing on July 21, 2017. Included in interest expense from preferred stock was higher expense of $31.0 million due to the change in the fair value of the preferred stock.
Income tax benefit was $5.1 million during the third quarter of 2018 compared to an income tax provision of $4.8 million during the third quarter of 2017. The effective tax rate was 10.8% during the third quarter of 2018 and (90.9)% during the third quarter of 2017. The annual effective income tax rate varies from the federal statutory rate of 21.0% and 35.0%, respectively, primarily due to state income taxes (net of federal tax effect) and adjustments for permanent differences (primarily the non-deductible interest expense associated with our preferred stock). No significant discrete items were recognized during the third quarter of 2018. The tax effects of significant discrete items recognized during the third quarter of 2017 included loss from debt extinguishment (no tax benefit for partial redemption of preferred stock), gain on the sale of Unitrans (tax provision), and goodwill impairment charges (primarily non-deductible for tax purposes).
The rest of our discussion will focus on the operating results of our three segments:
Truckload & Express Services
Operating results in our TES segment improved to an operating loss of $0.8 million in the third quarter of 2018 compared to an operating loss of $1.7 million in the third quarter of 2017. TES revenues increased $19.8 million while purchased transportation costs increased $11.3 million. Increases in TES revenue were due primarily to growth in ground and air expedited freight and related brokerage, coupled with a strong demand environment which drove higher rates across most of the segment. Purchase transportation costs and yield were negatively impacted by capacity reductions in intermodal services and over-the-road operations, including dry van and temperature controlled. TES personnel and related benefits increased $4.4 million due primarily to higher driver wages, while other operating expenses increased $3.1 million, due to increased equipment lease and maintenance costs of $2.9 million and higher IT costs of $1.6 million.
Less-than-Truckload
Operating results in our LTL segment improved to an operating loss of $5.0 million in the third quarter of 2018 compared to an operating loss of $8.2 million in the third quarter of 2017. LTL revenues decreased $3.7 million and purchased transportation costs decreased $2.8 million, both of which were driven by a decrease in shipping volumes. In addition to lower shipping volumes, LTL revenues were also impacted by a reduction in selected service areas in order to eliminate unprofitable freight and focus on key lanes, partially offset by higher rates and fuel surcharge revenue. LTL personnel and related benefits decreased $0.2 million while other operating expenses decreased $3.7 million. The decrease in LTL other operating expenses was primarily due to lower bad debt expense of $0.9 million, lower cargo claims expense of $0.9 million and lower equipment lease costs of $0.7 million.
Ascent Global Logistics
Operating results in our Ascent segment improved as operating income increased to $7.5 million in the third quarter of 2018 from $1.5 million in the third quarter of 2017. Operating results in the third quarter of 2017 included $1.3 million of operating income from Unitrans which was sold in the third quarter of 2017 and an impairment charge of $4.4 million which resulted from comparing the remaining carrying value of goodwill for the Ascent reporting unit after the sale of Unitrans. The improved operating results were driven by growth in retail consolidation business and our domestic freight management business, partially offset by a decline in international freight forwarding. Ascent revenues increased $0.3 million in the third quarter of 2018 when compared to the the third quarter of 2017. Unitrans contributed $19.3 million of revenue within the Ascent segment in the third quarter of 2017. Excluding Unitrans, Ascent revenues increased due to higher revenue from domestic freight management (truckload and LTL brokerage), retail consolidation (growth from existing and new customers) and international freight forwarding. Ascent personnel and related benefits decreased $2.1 million primarily due to the absence of Unitrans. Excluding the impact of Unitrans, personnel and related benefit increased $0.7 million. Other operating expenses increased $1.2 million due to increased IT costs of $0.9 million and higher commissions of $0.5 million.
Other Operating Expenses
Other operating expenses that were not allocated to our TES, LTL, or Ascent segments increased to $5.0 million in the third quarter of 2018 compared to operating income of $23.6 million in the third quarter of 2017, primarily due to a $35.4 million gain on the sale of Unitrans in September of 2017. Also included in other operating expenses are corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, and SEC and accounting compliance of $4.7 million and $6.8 million in the third quarter of 2018 and 2017, respectively. Also impacting the third quarter of of 2018 were lower insurance claims reserves of $4.3 million.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Consolidated Results
Our consolidated revenues increased to $1,664.6 million in the first nine months of 2018 compared to $1,530.9 million in the first nine months of 2017. Higher revenues in the TES segment contributed to the increase, which were partially offset by lower revenues in the LTL and Ascent segments. Excluding the revenue from Unitrans of $67.6 million in the first nine months of 2017, revenue increased in the Ascent segment.
Our consolidated operating loss increased to $35.6 million in the first nine months of 2018 compared to $14.1 million in the first nine months of 2017. The operating loss for the first nine months of 2017 included a $35.4 million gain on the sale of Unitrans and impairment charges of $4.4 million. The operating loss for the first nine months of 2018 included operations restructuring costs of $4.7 million related to the restructuring of our temperature controlled truckload business. Lower consolidated operating results in the first nine months of 2018 were attributable to lower operating results in our LTL segment and higher corporate expenses, partially offset by an increase in operating results within our TES and Ascent segments. Excluding the operating income from Unitrans of $5.8 million in the first nine months of 2017, our Ascent segment operating performance improved in the first nine months of 2018.
Our consolidated net loss was $107.2 million in the first nine months of 2018 compared to $67.9 million in the first nine months of 2017. In addition to the operating results within our segments and corporate, our net loss was also impacted by increased interest expense, partially offset by the absence of a loss from debt extinguishment of $15.9 million that occurred in the first nine months of 2017.
Interest expense increased to $79.6 million during the first nine months of 2018 from $45.4 million during the first nine months of 2017 due to higher interest expense from our preferred stock, partially offset by lower interest expense on debt attributable to a lower principal balance. Included in interest expense from preferred stock was higher expense of $59.7 million due to the change in the fair value of the preferred stock, partially offset by $15.0 million of lower interest expense from preferred stock issuance costs.
Income tax benefit was $8.0 million during the first nine months of 2018 compared to $7.5 million during the first nine months of 2017. The effective tax rate was 7.0% during first nine months of 2018 and 10.0% during the first nine months of 2017. The annual effective income tax rate varies from the federal statutory rate of 21.0% and 35.0%, respectively, primarily due to state income taxes (net of federal tax effect) and adjustments for permanent differences (primarily the non-deductible interest expense associated with our preferred stock). No significant discrete items were recognized during the first nine months of 2018. The tax effects of significant discrete items recognized during the first nine months of 2017 included loss from debt extinguishment (tax benefit for senior debt payoff; no tax benefit for partial redemption of preferred stock), preferred stock issuance costs (no tax benefit), gain on the sale of Unitrans (tax provision), and goodwill impairment charges (primarily non-deductible for tax purposes).
The rest of our discussion will focus on the operating results of our three segments:
Truckload & Express Services
Operating results in our TES segment improved to operating income of $2.9 million in the first nine months of 2018 compared to a flat first nine months of 2017. TES revenues increased $155.6 million while purchased transportation costs increased $128.2 million. TES revenues were higher due primarily to increased ground and air expedited freight and related brokerage coupled with a strong demand environment which drove higher rates across most of the segment. Purchased transportation costs and yield were negatively impacted by capacity reductions in intermodal services and over-the-road operations, including dry van and temperature controlled. Operating results in the first nine months of 2018 included the restructuring of our temperature controlled truckload business, which resulted in operations restructuring costs of $4.7 million related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets held-for-sale to fair market value. TES personnel and related benefits increased $7.3 million due primarily to higher driver wages, while other operating expenses increased $17.3 million. The increase in TES operating expenses was due to increased equipment lease and maintenance costs of $8.6 million, the previously mentioned operating restructuring costs of $4.7 million and higher IT costs of $4.4 million.
Less-than-Truckload
Operating results in our LTL segment declined to an operating loss of $17.5 million in the first nine months of 2018 compared to an operating loss of $14.2 million in the first nine months of 2017. LTL revenues decreased $4.1 million due to a decrease in shipping volumes and a reduction in selected service areas in order to eliminate unprofitable freight and focus on key lanes, partially offset by higher rates and fuel surcharge revenue. Purchased transportation costs decreased $1.2 million, which were driven by a decrease in shipping volumes, partially offset by market conditions resulting in rate increases from purchase power providers and higher spot prices paid to brokers which negatively impacted linehaul expense. LTL personnel and related benefits increased $0.6 million while other operating expenses were essentially flat.
Ascent Global Logistics
Operating results improved in our Ascent segment as operating income was $21.5 million in the first nine months of 2018 compared to $16.4 million in the first nine months of 2017. Operating results in the first nine months of 2017 included $5.8 million of operating income from Unitrans which was sold in the third quarter of 2017 and an impairment charge of $4.4 million which resulted from comparing the remaining carrying value of goodwill for the Ascent reporting unit after the sale of Unitrans. Excluding Unitrans and the impact of the impairment charge, improved operating results were driven by growth in our retail consolidation business and our domestic freight management business, partially offset by a decline in international freight forwarding. Ascent revenues decreased $13.7 million in the first nine months of 2018 compared to the first nine months of 2017 due to the divestiture of Unitrans, which generated $67.6 million of revenue in the first nine months of 2017. Excluding Unitrans, Ascent revenues increased due to higher revenue from domestic freight management (truckload and LTL brokerage) and retail consolidation (growth from existing and new customers). Ascent personnel and related benefits decreased $8.5 million primarily due to the absence of Unitrans in the first nine months of 2018. Excluding the impact of Unitrans, personnel and related benefit increased $1.2 million. Other operating expenses increased $4.6 million due to increased IT costs of $3.0 million and higher commissions of $1.8 million.
Other Operating Expenses
Other operating expenses that were not allocated to our TES, LTL, or Ascent segments increased to $21.0 million in the first nine months of 2018 compared to $3.2 million in the first nine months of 2017, primarily due to a $35.4 million gain on the sale of Unitrans in September of 2017. Also included in other operating expenses are corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, and SEC and accounting compliance of $15.5 million and $23.6 million in the first nine months of 2018 and 2017, respectively. Also impacting first nine months of 2018 were lower insurance claims reserves of $7.4 million and lower legal settlements of $5.2 million.
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our credit facilities, the issuance of preferred stock, and cash flows from operations. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, and finance capital expenditures. As of September 30, 2018, we had $10.0 million in cash and cash equivalents.
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
On March 1, 2018, we entered into the Series E-1 Preferred Stock Investment Agreement (the “Series E-1 Investment Agreement”) with Elliott, pursuant to which we agreed to issue and sell to Elliott from time to time until July 30, 2018, an aggregate of up to 54,750 shares of Series E-1 Preferred Stock at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which we issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million.

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

On August 3, 2018, in order to provide continued support to our operating needs, we entered into Amendment No. 1 to the Series E-1 Investment Agreement and Termination of Equity Commitment Letter with Elliott, which, among other things, extended the Termination Date from July 30, 2018 to November 30, 2018 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million.
On September 19, 2018, the Company and Elliott entered into Amendment No. 2 to the Series E-1 Investment Agreement which, among other things, further extended the Termination Date from November 30, 2018 to January 1, 2019 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million.
Certain terms of the outstanding preferred stock are as follows:

	Series B	Series C	Series D	Series E	Series E-1
Shares at $0.01 Par Value at Issuance	155,000	55,000	100	90,000	35,728
Shares Outstanding at September 30, 2018	155,000	55,000	100	37,500	35,728
Price per Share	$1,000	$1,000	$1.00	$1,000	$1,000/$960
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.
Dividend Rate at September 30, 2018	17.573%	17.573%	N/A	15.823%	15.823%
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%
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
We initially borrowed $141.7 million under the revolving line of credit and $56.8 million under the term loan facility. As of September 30, 2018, total availability under the ABL Facility was $42.2 million but we could not draw more than $22.2 million as of that date to maintain at least $20.0 million of Adjusted Excess Availability in order to avoid the commencement of a Fixed Charge Trigger Period.
See Note 4, Debt, and Note 5, Preferred Stock, to our condensed consolidated financial statements in this Form 10-Q for additional information regarding the ABL Facility and preferred stock, respectively. We do not believe that the limitations imposed by the terms of our debt agreement or preferred stock investment agreements have any significant impact on our liquidity, financial condition, or results of operations. We believe that these resources will be sufficient to meet our working capital, debt service, and capital investment obligations for the foreseeable future.
Rights Offering
On September 19, 2018, we filed a registration statement on Form S-1 with the SEC for a rights offering to raise $450 million. The purpose of the rights offering is to deleverage our balance sheet and provide us with additional liquidity to fund our operations. In the rights offering, we will distribute at no charge to the holders of our common stock on a record date to be set transferrable rights to purchase an aggregate of 900,000,000 new shares of our common stock. In connection with the rights offering, we are currently negotiating and expect to enter into a standby purchase agreement (the “Standby Purchase Agreement”) with funds affiliated with Elliott, pursuant to which we expect Elliott to agree to purchase all unsubscribed shares of common stock in the rights offering (the “backstop commitment”) to ensure that the rights offering is fully subscribed and that we raise the $450 million.

Assuming we enter into the Standby Purchase Agreement with Elliott and consummate the rights offering, we intend to use the net proceeds received from the exercise of the rights and the backstop commitment to pay in cash all accrued and unpaid dividends on the outstanding shares of our preferred stock, other than dividends accrued after November 30, 2018 (which Elliott has agreed to waive if the rights offering is consummated on or prior to December 31, 2018), to redeem all of the outstanding shares of our preferred stock, at liquidation value together with all redemption premiums, other than redemption premiums on the accrued and unpaid dividends, to pay all expenses incurred by Elliott in connection with any backstop commitment, and to pay all of our fees and expenses in connection with the rights offering. We intend to use any remaining net proceeds for general corporate purposes, which amount will vary based upon the amount of rights exercised by stockholders other than Elliott because our transaction fees are structured such that we pay an additional fee for rights exercised and shares of common stock purchased by stockholders other than Elliott.
There can be no guarantee that we will receive stockholder approval or consummate the rights offering.
Consummation of the rights offering is, among other things, conditioned on the receipt of stockholder approval of (i) an amendment to our Amended and Restated Certificate of Incorporation authorizing additional shares for issuance in the rights offering, (ii) the rights offering, (iii) the Standby Purchase Agreement and potential change of control that may result from the purchase of shares of our common stock by Elliott, and (iv) amendments to our Amended and Restated Certificate of Incorporation to implement certain corporate governance changes requested by Elliott in connection with providing the backstop commitment. We intend to hold an annual meeting of stockholders in the fourth quarter of 2018 to approve these matters, among other things.
Trading of the Company's common stock on the New York Stock Exchange
On October 4, 2018 we received a notice from the New York Stock Exchange (the “NYSE”) that we had fallen below the NYSE’s continued listing standards relating to minimum average global market capitalization and total stockholders’ investment, which require that either our average global market capitalization be not less than $50 million over a consecutive 30 trading day period, or our total stockholders’ investment be not less than $50 million.
Pursuant to the NYSE continued listing standards, we timely notified the NYSE that we intend to submit a plan to the NYSE demonstrating how we intend to regain compliance with the continued listing standards within the required 18-month timeframe. We have 45 days to submit its plan to the NYSE. Upon receipt of the plan, the NYSE has 45 days to review and determine whether we have made a reasonable demonstration of its ability to come into conformity with the relevant continued listing standards within the 18-month cure period. During this process and during the 18-month cure period, our shares will continue to be listed and traded on the NYSE, subject to our compliance with other listing standards. The NYSE notification does not affect our business operations or our SEC reporting requirements.

We expect that the plan we will submit to the NYSE will include a discussion of the previously mentioned rights offering to existing holders of our common stock, which we believe would bring us into compliance with the NYSE’s continued listing standards relating to minimum average global market capitalization and total stockholders’ investment.
On October 12, 2018, we received a notice from the NYSE that we had fallen below the NYSE’s continued listing standard related to price criteria for common stock, which requires the average closing price of our common stock to equal at least $1.00 per share over a 30 consecutive trading day period. Pursuant to the NYSE listing standards, we timely notified the NYSE that we intend to cure the deficiency and regain compliance with the continued listing standard.
We have six months from our receipt of the notice to regain compliance with the listing standard. We can regain compliance with the standard if, on the last trading day of any calendar month during the six-month period following receipt of the notice or on April 12, 2019, which is the date that is six months following receipt of the notice, our common stock has a closing price of at least $1.00 per share and an average closing price of at least $1.00 per share over the previous 30 consecutive trading day period.
During the six-month cure period, our shares of common stock will continue to be listed and traded on the NYSE, subject to our compliance with other listing standards. The NYSE notification does not affect our business operations or our SEC reporting requirements.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$9,547	(49,971)
Investing activities	(15,606)	79,989
Financing activities	(9,624)	(42,465)
Net change in cash and cash equivalents	$(15,683)	$(12,447)
Cash Flows from Operating Activities
Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $107.2 million of net loss and the $9.5 million of cash provided by operating activities during the nine months ended September 30, 2018 was primarily attributable to the change in the value of our preferred stock of $70.5 million and $28.4 million of depreciation and amortization expense, with the remainder attributable to changes in working capital.
The difference between our $67.9 million of net loss and the $50.0 million of cash used in operating activities during the nine months ended September 30, 2017 was primarily attributable to $15.9 million of loss from debt extinguishment and $28.8 million of depreciation and amortization expense, partially offset by a $35.4 million gain from the sale of Unitrans with the remainder attributable to changes in working capital.
Cash Flows from Investing Activities
Cash used in investing activities was $15.6 million during the nine months ended September 30, 2018, which was attributable to $16.9 million of capital expenditures used to support our operations, partially offset by the proceeds from the sale of equipment of $1.3 million.
Cash provided by investing activities was $80.0 million during the nine months ended September 30, 2017, which reflects $88.5 million of proceeds from the sale of Unitrans, which was partially offset by $11.2 million of capital expenditures used to support our operations. These capital expenditures were offset by the proceeds from the sale of property and equipment of $2.7 million.
Cash Flows from Financing Activities
Cash used in financing activities was $9.6 million during the nine months ended September 30, 2018, which primarily reflects the issuance of Series E-1 Preferred Stock of $35.0 million, partially offset by a reduction in borrowings of $24.4 million.

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
Revenue Recognition (effective January 1, 2018)
Our revenues are primarily derived from transportation services which includes providing freight and carrier services both domestically and internationally via land, air, and sea. We disaggregate revenue among our three segments, TES, LTL and Ascent, as presented in Note 13, Segment Reporting, to our condensed consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended September 30, 2018, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer and Principal Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017 were still present as of September 30, 2018 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of September 30, 2018 based on a number of factors including, but not limited to, (a) substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b) internal reviews to identify material accounting errors, and (c) the remediation actions as discussed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Auto, Workers Compensation and General Liability Reserves
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million for workers compensation. We believe we have adequate insurance to cover losses in excess of our self-insured and deductible amount. As of September 30, 2018, and December 31, 2017, we had reserves for estimated uninsured losses of $26.0 million and $28.4 million, respectively, included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
General Litigation Proceedings
Jeffrey Cox and David Chidester filed a Complaint against certain of our subsidiaries in state court in California in a post-acquisition dispute (the “Central Cal Matter”). The Complaint alleges contract, statutory and tort-based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted our motion to compel arbitration of all non-employment claims alleged in the Complaint. The plaintiffs are in the process of submitting the dispute to a Settlement Accountant as ordered, though on October 10, 2018, Plaintiffs filed a renewed motion requesting that the Los Angeles Superior Court reconsider its ruling. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. The parties are proceeding with discovery and the consolidated case is currently set for trial on November 5, 2019.
We received a letter dated April 17, 2018 from legal counsel representing Warren Communications News, Inc. (“Warren”) in which Warren made certain allegations against us of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). Specifically, Warren alleged that an employee of ours had, for several years, forwarded that electronic newsletter to third parties in violation of corresponding subscription agreements. After discussions with Warren, we received a second letter dated July 30, 2018 in which counsel for Warren offered to settle its claim for a monetary payment by us. We subsequently sent a counter-offer to Warren, which was rejected.
In addition to the legal proceeding described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of September 30, 2018, and December 31, 2017, we recorded a reserve for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter, and the Warren Matter of $12.0 million and $13.2 million, respectively, which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Securities Litigation Proceedings
Following our press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against us and our former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed a Consolidated Amended Complaint (“CAC”) on behalf of a class of persons who purchased our common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) we and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, our former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of our financial statements; (b) our true earnings and expenses; (c) the effectiveness of our disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with our tractor lease guaranty program; (e) our leverage ratios and compliance with its credit facilities; and (f) the value of the goodwill we carried on our balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On July 23, 2018, we and the individual defendants filed motions to dismiss to which Plaintiff responded on September 21, 2018. Defendants’ time to file their reply has been extended pending the parties’ mediation, which is ongoing.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on our behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden. Count I of the Complaint alleges the Director Defendants breached their fiduciary duties by “knowingly failing to ensure that we implemented and maintained adequate internal controls over its accounting and financial reporting functions,” and seeks unspecified damages. Count II of the Complaint alleges the Officer Defendants DiBlasi, Armbruster, and van Helden received substantial performance-based compensation and bonuses for fiscal year 2014 that should be disgorged. The action has been stayed by agreement pending a decision on Defendants' motions to dismiss the Amended Complaint filed in the securities class action described above. While the case was stayed, Plaintiff obtained permission to file an Amended Complaint adding claims against two former Company employees: Bret Naggs and Mark Wogsland. The parties are currently engaged in mediation.
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
Given the status of the matters above, we concluded in the third quarter of 2018 that a liability is probable and recorded the estimate loss of $22 million and a corresponding insurance reimbursement receivable of $20 million as of September 30, 2018.
In addition, subsequent to our announcement that certain previously filed financial statements should not be relied upon, we were contacted by the SEC, FINRA, and the Department of Justice. The Department of Justice (“DOJ”) and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. We have received formal requests for documents and other information. In addition, in June 2018 two of our former employees were indicted on charges of conspiracy, securities fraud, and wire fraud as part of the ongoing DOJ and SEC investigation. We are cooperating fully with the joint DOJ and SEC investigation. Given the status of this matter, we are unable to reasonably estimate the potential costs or range of costs at this time.

ITEM 1A.	RISK FACTORS.
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 and the risk factors described below in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of the money you paid for our common stock. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.
Other than as set forth below, there have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

The NYSE could commence procedures to delist our common stock, in which case the market price of our shares might decline and become more volatile and our stockholders’ ability to trade in our stock could be adversely affected.
The continued listing of our common stock on the NYSE is subject to our compliance with a number of quantitative listing standards, including market capitalization criteria and price per share criteria. On October 4, 2018, we received notice from the NYSE that we were not in compliance with respect to the applicable listing standard set forth in Section 802.01B of the NYSE Listed Company Manual (“Section 802.01B”) because our average global market capitalization over a consecutive 30 trading-day period was less than $50,000,000, and at the same time stockholders’ investment was less than $50,000,000. The Company timely notified the NYSE that the Company will submit a plan within 45 calendar days from receipt of the notice, advising the NYSE of definitive action the Company is taking that will bring it into compliance with Section 802.01B within 18 months from receipt of the notice. There can be no guarantee that the NYSE will accept the plan or that the Company will regain compliance within the 18-month cure period. If the NYSE does not accept the plan or we are unable to regain compliance within the 18-month cure period, the Company will be subject to suspension and delisting procedures.
On October 12, 2018, the Company receive an additional notice from the NYSE that we were not in compliance with respect to the listing standard set forth in Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) because the average closing price of the Company’s common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share. The Company timely notified the NYSE that the Company intends to cure the deficiency and regain compliance with Section 802.01C within the 6-month cure period. There can be no guarantee that the Company will be able to regain compliance with the 6-month cure period. If the Company does not regain compliance with Section 802.01C, the Company will be subject to suspension and delisting procedures.
In addition to the above continued listing standards, if our average global market capitalization over any consecutive 30 trading-day period is less than $15 million, the NYSE may promptly initiate procedures to suspend and delist our common stock from trading on the NYSE. As of October 31, 2018, our global market capitalization was approximately $17.7 million.
If our common stock were delisted, there could be no assurance whether or when it would again be listed for trading on NYSE or any other exchange. A delisting of our common stock could negatively impact us by, among other things: reducing the liquidity and market price and increasing the volatility of our common stock, which may adversely affect the ability of stockholders to trade in our common stock; reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, including institutions whose charters do not allow them to hold securities in unlisted companies, which might sell our shares, perhaps very promptly, which could negatively impact our ability to raise equity financing and have a further adverse effect on the price of our stock; decreasing the amount of news and analyst coverage of us; limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; impairing our ability to provide equity incentives to our employees; and impacting our reputation and, as a consequence, our ability to attract new business.
In addition, if our common stock were delisted and we were unable to get our common stock listed for trading within one year, a Triggering Event (as defined in the Certificates of Designations for our Preferred Stock) would occur and, among other things, the dividend rate on certain series of our Preferred Stock would increase by 3.0%. However, if we redeem all of the preferred stock pursuant to this rights offering, this would no longer be a concern.
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
We have been, and in the future may be, subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. On May 30, 2018, we became aware of unauthorized access into our information technology systems, and on July 2, 2018, we became aware of additional unauthorized access, each as a result of a phishing campaign attack upon our employees. After an investigation conducted by third party forensic investigators, we discovered a significant breach and loss of information regarding a substantial portion of our ICs and employees, including, but not limited to, their names, addresses, Social Security numbers, financial account information, medical information, insurance information, and other types of identifying or sensitive information. On other occasions, we have experienced other phishing attacks, social engineering and wire fraud affecting our employees and suppliers, which has resulted in leakage of personally identifiable information and loss of funds. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. In addition, recently, there has also been heightened regulatory and enforcement focus on data protection in the United States and abroad, and failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.
We have invested and continue to invest in technology security initiatives, employee trainings, information technology risk management and disaster recovery plans. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

10.33(D)	Fourth Amendment to Credit Agreement, dated August 3, 2018, among Roadrunner Transportation Systems, Inc., BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (3)

10.33(E)
Fifth Amendment and Waiver to Credit Agreement, dated September 19, 2018, among Roadrunner Transportation Systems, Inc., BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (4)

10.35(A)
Amendment No. 1 to Investment Agreement and Termination of Equity Commitment Letter, dated as of August 3, 2018, by and among Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Brockdale Investments LP (3)

10.35(B)	Amendment No. 2 to Investment Agreement, dated as of September 19, 2018, by and among Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Brockdale Investments LP (4)

10.43	Management Retention Agreement, dated July 9, 2018, between the Registrant and Curtis W. Stoelting (1)

10.44	Management Retention Agreement, dated July 9, 2018, between the Registrant and Michael L. Gettle (1)

10.45	Management Retention Agreement, dated July 9, 2018, between the Registrant and Terence R. Rogers (1)

10.46	Management Retention Agreement, dated July 9, 2018, between the Registrant and Scott B. Cousins (1)

10.47	Supplemental Pay Agreement, dated July 18, 2018, between the Registrant and Terence R. Rogers (2)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the registrant's Current Report on Form 8-K filed with the SEC on July 11, 2018.
(2) Incorporated by reference to the registrant's Current Report on Form 8-K filed with the SEC on July 19, 2018.
(3) Incorporated by reference to the registrant's Current Report on Form 8-K filed with the SEC on August 6, 2018.
(4) Incorporated by reference to the registrant's Current Report on Form 8-K filed with the SEC on September 20, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: November 6, 2018	By:	/s/ Terence R. Rogers
Terence R. Rogers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)