Form 10-K
period 2018-12-31
Roadrunner Transportation Systems, Inc.
filed 2019-03-11
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $56.9 million based on the closing price of such stock as reported on The New York Stock Exchange on such date.
As of March 5, 2019, there were outstanding 939,038,286 shares of the registrant’s Common Stock, par value $.01 per share.
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

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
Truckload & Express Services. Within our Truckload & Express Services (“TES”) segment we serve customers throughout North America. We provide air and ground expedite services, scheduled truckload services, intermodal services, temperature-controlled truckload services, and other truckload and logistics services. We specialize in the transport of automotive and industrial parts, frozen and refrigerated foods including dairy, poultry and meat, and consumer products including foods and beverages. Our Active On-Demand ground and air expedited services business features proprietary bid technology supported by our fleets of ground and air assets. Roadrunner Intermodal Services and Roadrunner Temperature Controlled businesses provide specialized truckload services to beneficial cargo owners and freight management partners and brokers. We believe this array of technology, services, and specialization best serves our customers and provides us with more consistent shipping volumes in any given year.
Less-than-Truckload. Our Less-than-Truckload (“LTL”) segment involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and parts of Canada. With a large network of LTL service centers and third-party pick-up and delivery agents, we are designed to provide customers with high reliability at an economical cost. We generally employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of lower incidence of damage and reduced fuel consumption.
Ascent Global Logistics. Within our Ascent Global Logistics (“Ascent”) segment, we offer a full portfolio of domestic and international transportation and logistics solutions, including access to cost-effective and time-sensitive modes of transportation within our broad network. Ascent provides domestic freight management solutions including asset-backed truckload brokerage, specialized/heavy haul, LTL shipment execution, LTL carrier rate negotiations, access to our Transportation Management System  (“TMS”) and freight audit/payment. Ascent also provides clients with international freight forwarding, customs brokerage, regulatory compliance services and project management. We also specialize in retail consolidation, with approximately 2.3 million square feet of our own food-grade warehousing space (both dry and temperature controlled) and full truckload consolidation to retailers to improve On Time in Full (“OTIF”) compliance. Ascent serves its customers through either its direct sales force or through a network of independent agents. Our customized Ascent offerings are designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service.
Our Industry
Over-the-Road Freight
The over-the-road freight sector includes both private fleets (Company drivers) and “for-hire” carriers. According to the American Trucking Associations (“ATA”), the U.S. freight sector represented revenue of approximately $967.9 billion in 2018 and accounted for approximately 80% of domestic freight transportation spend. The ATA estimates that U.S. freight transportation will increase to over $1.7 trillion by 2029. Private fleets consist of tractors and trailers owned and operated by shippers that move their own goods and, according to the ATA, accounted for revenue of approximately $351.7 billion in 2018. For-hire carriers transport truckload and LTL freight belonging to others and, according to the ATA, accounted for revenue of approximately $417.4 billion in 2018.
Truckload carriers generally dedicate an entire trailer to one shipper from origin to destination and are categorized by the type of equipment they use to haul a shipper’s freight, such as temperature-controlled, dry van, tank, or flatbed trailers. According to the ATA, excluding private fleets, revenue in the U.S. Truckload market was approximately $356.4 billion in 2018.
LTL carriers specialize in consolidating shipments from multiple shippers into truckload quantities for delivery to multiple destinations. LTL carriers are traditionally divided into two categories — national and regional. National carriers typically focus on two-day or longer service across distances greater than 1,000 miles and often operate without time-definite delivery, while regional carriers typically offer time-definite delivery in less than two days. According to the ATA, the U.S. LTL market generated revenue of approximately $61.0 billion in 2018.
On Demand Air Charter
On-demand air charter is the segment of the air cargo industry focused on the time critical movement of goods that requires the timely launch of an aircraft to move freight. These critical movements of freight are typically necessary to prevent a disruption in the supply chain due to lack of components. There are approximately 50 certified airlines providing this on-demand service in North America. The primary users of on-demand air charter services are auto manufacturers, component manufacturers, and other heavy equipment makers or just-in-time manufacturers.
Third-Party Logistics
Third-party logistics (“3PL”) providers offer transportation management solutions and distribution services, including the movement and storage of freight and the assembly of inventory. The U.S. 3PL sector revenue increased from approximately $103.7 billion in 2005 to approximately $184.3 billion in 2017 (and experienced growth each year during such period other than from 2008 to 2009), according to Armstrong & Associates, Inc., a leading supply chain market research firm. In addition, only 11.6% of logistics expenditures by U.S. businesses were outsourced in 2017, according to Armstrong & Associates. In fiscal 2017, U.S. 3PL sector revenues were approximately $184.3 billion, a 10.5% increase from approximately $166.8 billion in 2016. We believe that the market penetration of 3PL providers will expand in the future as companies increasingly redirect their resources to core competencies and outsource their transportation and logistics requirements as they realize the cost-effectiveness of 3PL providers.
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
Sales Personnel and Agent Network. In our TES business, we arrange the pickup and delivery of freight either through our direct sales force or other Company relationships including management, dispatchers, or customer service representatives. In our LTL business, we market and sell our LTL services through a sales force of approximately 80 people, consisting of account executives, sales managers, inside sales representatives, and commissioned sales representatives. In our Ascent business, we have approximately 60 direct salespeople located in 25 Company offices, commissioned sales representatives, and a network of approximately 50 independent agents. Agents complement our Company sales force by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, agents typically provide immediate revenue and do not require us to invest in incremental overhead. Agents own or lease their own office space and pay for other costs associated with running their operations.
Tonnage Levels and Capacity. Competition intensifies in the transportation industry as tonnage levels decrease and equipment capacity increases. Our ability to maintain or grow existing tonnage levels is impacted by overall economic conditions, shipping demand, over-the-road freight capacity in North America, and capacity in domestic air freight, as well as by our ability to compete effectively in terms of pricing, safety, and on-time delivery. We do business with a broad base of third-party carriers, including independent contractors (“ICs”) and purchased power providers, together with a blend of our own ground and air capacity, which reduces the impact of tightening capacity on our business.
Purchased Transportation Costs. Purchased transportation costs within our TES business are generally based either on negotiated rates for each load hauled or spot market rates for ground and air services. Purchased transportation costs within our LTL business represent payments to ICs, over-the-road purchased power providers, intermodal service providers, brokers and agents, based on a combination of contractually agreed-upon and spot market rates. Within our Ascent business, purchased transportation costs represent payments made to ground, ocean, and air carriers, ICs, brokers and agents, based on a combination of contractually agreed-upon and spot market rates. Purchased transportation costs are the largest component of our cost structure. Our purchased transportation costs typically increase or decrease in proportion to revenues.
Personnel and Related Benefits. Personnel and related benefits costs are a large component of our overall cost structure. We employ approximately 1,400 Company drivers who are paid either per mile or at an hourly rate. In addition, we employ approximately 800 dock and warehouse workers and approximately 2,400 operations and other administrative personnel to support our day-to-day business activities. Personnel and related benefits costs could vary significantly as we may be required to adjust staffing levels to match our business needs.

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
Pricing. The pricing environment in the transportation industry also impacts our operating performance. Within our TES business, we typically charge a flat rate negotiated on each load hauled. Pricing within our TES business is typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix, but generally has fewer influential factors than pricing within our LTL business. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is comprised of a base rate, a fuel surcharge, and any applicable accessorial fees and surcharges. Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency, length of haul, freight density, customer requirements and geographical location. Within our Ascent business, we typically charge a variable rate on each shipment in addition to transaction or service fees appropriate for the solution we have provided to meet a specific customer’s needs. Since we offer both truckload and LTL shipping as part of our Ascent offering, pricing within our Ascent business is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and/or increased capacity within the over-the-road freight sector. In addition, when we provide international freight forwarding services in our Ascent business, we also contract with airlines, ocean carriers, and agents as needed. The international shipping markets are very dynamic and we must therefore adjust rates regularly based on market conditions.
Our Strategy
Our goal is to be the leading asset-right transportation and asset-light logistics service provider in North America. Our strategy includes continuing to:
Generate Free Cash Flows. Our scalable business model and low capital expenditures (as a percentage of our revenues) enhance our ability to generate strong free cash flows and returns on our invested capital and assets.
Gain New Customers. We continue to expand our customer base, and we will continue to pursue increased market share in the TES, LTL, and Ascent markets. Our expansive geographic reach and broad service offering provides us with the ability to add new customers seeking transportation and logistics solutions. We also believe the pool of potential new customers will grow as the benefits of third-party transportation management solutions continue to be embraced.
Increase Penetration with Existing Customers. With our comprehensive service offering and large global network, we have substantial cross-selling opportunities and the potential to capture a greater share of existing customers' annual transportation and logistics expenditures.
Increase Levels of Integration. We adopted a long-term brand and go-to-market service offering plan in the fourth quarter of 2016. Over the next three years, in order to implement this plan, we expect to increase the level of integration within each of our three segments in order to improve our ability to serve customers. For example, in November of 2016, we re-branded our Roadrunner LTL business as Roadrunner Freight and in January of 2017, we re-branded our Global Solutions business as Ascent Global Logistics. In the first quarter of 2018, we announced the integration and rebranding of several operating companies, including Roadrunner Truckload Plus, into Ascent Global Logistics and in the second quarter of 2018, we restructured our temperature-controlled truckload business by completing the integration of multiple operating companies into one operating unit. These are first steps in the implementation of our long-term brand and go-to-market service offering plan.
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

Truckload & Express Services
We provide a comprehensive range of TES solutions for our customers by leveraging our Company drivers, ICs, and a broad base of third-party carriers who operate dry van, temperature-controlled, and/or flatbed capacity. We arrange the pickup and delivery of TES freight through our 35 TES service centers located throughout the United States. We provide a variety of transportation solutions for dry goods ranging from paper products to steel, refrigerated foods like meat, poultry and beverages, as well as flatbed service for larger industrial load requirements. Our intermodal capabilities include drayage, which is the transport of freight between ocean ports or rail ramps and shipping docks. We also have a strong presence in TES expedited services for our customers with just-in-time and time critical transportation needs. Expedited offerings include ground and air cargo services which are spot bid by qualified and certified ground or air cargo asset-based carriers including our fleet of over 900 trucks and 12 cargo jets. In addition to our spot bid model for expedited offerings, we also offer direct services utilizing our trucks. In either case, we track all shipments using our proprietary technology and our dedicated service team. This hybrid solution provides a unique business model ensuring customers a competitive price, expanded coverage and on-time delivery.
Company Salespeople. Internal sales personnel are responsible for managing existing customer relationships and generating new customer relationships. Because the performance of these individuals is essential to our success, we offer attractive incentive-based compensation packages that we believe keep our sales force motivated, focused, and service-oriented. We supplement our internal salespeople with direct customer relationships from our management, dispatchers, or customer service representatives.
Less-than-Truckload
Based on our industry knowledge, we believe we are one of the largest asset-light providers of LTL transportation services in North America in terms of revenue. We provide LTL service originating from points within approximately 150 miles of our service centers to most destinations throughout the United States and parts of Canada. Within the United States, we offer national, long-haul service (1,000 miles or greater), inter-regional service (between 500 and 1,000 miles), and regional service (500 miles or less). We serve a diverse group of customers within a variety of industries, including retail, industrial, paper goods, manufacturing, food and beverage, health care, chemicals, computer hardware, and general commodities.
We use approximately 150 third-party LTL delivery agents to complement our service center footprint and to provide cost-effective full state, national, and North American delivery coverage. Delivery agents also enhance our ability to handle special needs of the final consignee, such as scheduled deliveries and specialized delivery equipment.
We generally utilize a point-to-point LTL model that is differentiated from the traditional, asset-based hub and spoke LTL model. Our model does not require intermediate handling at a break-bulk hub (a large terminal where freight is offloaded, sorted, and reloaded), which we believe represents a competitive advantage.
Key aspects of our LTL service offering include the following:

•
Pickup. In order to stay as close as possible to our customers, we prefer to directly pick up freight whenever cost-effective. We generally directly pick up freight within 150 miles of one of our service centers, primarily utilizing local ICs. Although we generally do not own the tractors or other powered transportation equipment used to transport our customers’ freight, we own or lease trailers for use in local city pickup and delivery. In 2018, we picked up approximately 79% of our customers’ LTL shipments. The remainder was handled by agents with whom we generally have long-standing relationships.

•
Consolidation at Service Centers. Key to our model are our 40 LTL service centers that we lease in strategic markets throughout the United States. At these service centers, numerous smaller LTL shipments are unloaded, consolidated into truckload shipments, and loaded onto a linehaul unit scheduled for a destination city. In order to continuously emphasize optimal load building and enhance operating margins, dock managers review every load before it is dispatched from one of our service centers.

•
Linehaul. Linehaul is the longest leg of the LTL shipment process. In dispatching a load, a linehaul coordinator uses our technology system to optimize cost-efficiency and service by assigning the load to the appropriate IC, Company driver, or purchased power. In 2018, approximately 53% of our linehaul shipments were handled by over 420 ICs with the remainder shipped via Company driver, purchased power, or rail.

•
De-consolidation and Delivery. Within our unique model, linehaul shipments are transported to our service centers, delivery agents, or direct to end users without stopping at a break-bulk hub, as is often necessary under the traditional, asset-based hub and spoke LTL model. This generally reduces physical handling and damage claims. In 2018, we delivered approximately 41% of LTL shipments through our service centers and approximately 59% through our delivery agents.

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

Ascent Global Logistics

Ascent provides domestic freight management, international freight forwarding, and retail consolidation services. We provide the necessary operational expertise, information technology capabilities, and relationships with third-party transportation providers to meet the unique needs of our customers. For customers that require the most comprehensive service plans, we complement their internal logistics and transportation management personnel and operations, enabling them to redirect resources to core competencies, reduce internal transportation management personnel costs, and, in many cases, achieve substantial annual freight savings. Key aspects of our Ascent capabilities include the following:

•
Sales. We have Company brokers that not only engage in the routing and selection of our transportation providers, but also supplement our internal Ascent sales force. Company brokers are responsible for managing existing customer relationships and generating new customer relationships. We also maintain a network of independent brokerage agents, who primarily focus on truckload shipments, which complement our network of Company brokers by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, they typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for their own communications equipment, insurance, and any other costs associated with running their operation. We only invest in the working capital required to execute our quick pay strategy and generally pay a commission to our brokerage agents of the margin we earn on an Ascent shipment. Similar to Company brokers, our brokerage agents engage in the routing and selection of transportation providers for our customer base and perform sales and customer service functions on our behalf. We believe we offer brokerage agents a very attractive partnership opportunity as we offer access to our reliable network of purchased power providers and we invest in the working capital required to pay these carriers promptly and assume collection responsibility. As of December 31, 2018, our brokerage agent network consisted of over 50 agents. Additionally, 23 of our brokerage agents generated more than $1 million in revenue in 2018. We believe our increased development efforts and attractive value proposition will allow us to further expand our brokerage agent network and enhance the growth of our Ascent business.

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

•
Shipment Planning. Utilizing our technology systems and an expansive multi-modal network of third-party transportation providers, we determine the appropriate mode of transportation and select the ideal provider. In addition, we provide load optimization services based on freight patterns and consolidation opportunities. We also provide rating and routing services, either on-site with one of our transportation specialists, off-site through our centralized truckload pricing, or online through our website. Finally, we offer merge-in-transit coordination to synchronize the arrival and pre-consolidation of high-value components integral to a customer’s production process, enabling them to achieve reduced cycle times, lower inventory holding costs, and improved supply chain visibility.

•
Customs Brokerage Services. We provide customs brokerage services to clients importing goods. Our team of highly knowledgeable professionals assist importers in meeting all requirements governing imports by maintaining a detailed knowledge of all customs regulations, tariff schedules, proper classifications, dutiable values, quotas, and other admissibility requirements with other government agency requirements such as the U.S. Food and Drug Administration (“FDA”), Environmental Protection Agency, U.S. Department of Agriculture (“USDA”), and U.S. Fish and Wildlife Services (“FWS”). We submit all required documentation and make appropriate payments to the Bureau of Customs and Border Protection (“CBP”) on behalf of our clients and charge them a fee for this service. We also can provide foreign-trade zone entries/withdrawals and facilitate all in-bond entry types. In addition to processing documents for import clearance and payment of duties, our knowledgeable staff can assist with customs compliance issues, provide information on C-TPAT certification, assist with import bonds, and provide duty drawback services.

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

•
Shipment Execution. Our transportation specialists are adept at managing all types of shipments (full truckload, LTL, partial truckload, expedited, and specialized). With our technology and large carrier base, we are able to provide our clients with route, rate, and mode optimization to reduce their costs and meet their pickup and delivery requirements. We also provide the ability to track and trace shipments either online or by phone through one of our transportation specialists.

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

•
Retail Consolidation Solutions. We have five Company-operated facilities with approximately 2.3 million square feet of warehousing space strategically located in the United States. All of our facilities are authorized Food Grade Warehouses with both dry and refrigerated storage. We have “Superior” ratings with the American Institute of Baking and are cGMP Certified. Retail suppliers ship their inventory to our warehouses for storage. Supplier orders are received and consolidated with other supplier orders based on the retailer's order write. Consolidated orders are then moved by full truckload to the retailer within the OTIF requirements. By having access to multiple locations to hold inventory and moving orders by truckload versus less-than-truckload, suppliers are able to shorten lead times, reduce their outbound miles, significantly lower their transportation costs, reduce damage, and increase their fill rates thereby improving their ability to meet retailers on shelf availability requirements. We believe we operate best in class warehouse management systems and transportation management systems, which also provides customers with complete online visibility to inventory and receiving/shipping historical activity, along with customized reporting capabilities. We also have an experienced service assurance team that helps clients improve retail compliance by conducting detailed forensic analysis into OTIF, looking at root causes to any failures- late, early or unfilled. The team monitors all agreed upon key performance indicators and creates trend analysis by customer, pool, carrier and lane, reviewing all opportunities for improvement.

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
Capacity
We offer scalable capacity and reliable service to our extensive customer base in North America through a diverse third-party network of transportation providers and Company drivers and pilots. Our various transportation modes include Truckload, LTL, intermodal, and domestic and international air. Only one third-party carrier accounted for more than 2% of our 2018 purchased transportation costs. We ensure that each carrier is properly licensed and we regularly monitor each carrier's capacity, reliability, and pricing trends. Enhanced visibility provided by our technology systems allows us to leverage the competitive dynamics within our network to renegotiate freight rates and provide our customers with more cost-effective transportation solutions while enhancing our operating margins.
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
Our network of transportation providers can be divided into the following groups:
Independent Contractors. ICs are a key part of our long-term strategy to maintain service and provide cost stability. As of December 31, 2018, we had over 1,900 ICs, which consisted of over 1,500 linehaul, truckload, and intermodal services ICs and over 400 local delivery ICs. In selecting our ICs, we adhere to specific screening guidelines in terms of safety records, length of driving experience, and evaluations. In the event of tightening of over-the-road freight capacity, we believe we are well positioned to increase our utilization of ICs as a cost-effective and reliable solution.
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
Purchased Power Providers. In addition to our large base of ICs, we have access to a broad base of purchased power providers. We have established relationships with carriers of all sizes, including large national trucking companies and small to mid-size regional fleets. With the exception of safety incentives, purchased power providers are generally paid under a similar structure as ICs within our LTL and TES businesses. In contrast to contracts established with our ICs, who operate under one of our DOT authorities, we do not cover the cost of liability insurance for our purchased power providers.
Company Drivers. We employ approximately 1,400 drivers across our businesses.
Delivery Agents. For the de-consolidation and delivery stages of our LTL shipment process, our 40 LTL service centers are complemented by approximately 150 third-party delivery agents. The use of delivery agents is also a key part of our long-term strategy to maintain a variable cost and scalable operating model with minimal overhead.
Flight Operations. We support air freight services, including expedited delivery, with 12 cargo jets, 68 flight operations personnel, including pilots, ground crew, and flight coordinators, and a network of third party air cargo providers.
Ground Expedite. We utilize proprietary bid technology supported by our logistics personnel and our network of Company drivers, ICs and purchased power providers.
Customers
Our goal is to establish long-term customer relationships and achieve year-over-year growth in recurring business by providing reliable, timely, and cost-effective transportation and logistics solutions. We possess the scale, operational expertise, and capabilities to serve shippers of all sizes. We serve an extensive customer base within a variety of end markets, with one direct customer, General Motors, accounting for approximately 12% of our 2018 revenue. Our diverse customer base reduces our exposure to a decline in shipping demand from any one customer and a cyclical downturn within any particular end market.
Sales and Marketing
We currently market and sell our transportation and logistics solutions through sales personnel located throughout the United States. We are focused on actively expanding our sales force to new geographic markets where we lack a strong presence.
We have a sales team consisting of both sales managers and inside sales representatives. We believe that this sales structure enables our salespeople to better serve our customers by developing an understanding of local, regional, national and international market conditions, as well as the specific transportation and logistics issues facing individual customers. Our sales team seeks additional business from existing customers and pursues new customers based on this knowledge and an understanding of the value proposition we can provide.
As of December 31, 2018, our sales force extends into each segment as follows:

•
Truckload and Express Services. We arrange the pickup and delivery of freight either through our direct sales force or other Company relationships including management, dispatchers, or customer service representatives.

•	Less-than-Truckload. Our LTL sales team of over 80 people consists of account executives, sales managers, inside sales representatives, and commissioned sales representatives.

•	Ascent Global Logistics. We have approximately 60 direct salespeople, Company brokers, and approximately 50 independent brokerage agents, commissioned sales representatives, and agents.

Competition
We compete in the North American transportation and logistics services sector. Our marketplace is extremely competitive and highly fragmented. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers, many of whom have larger customer bases and more resources than we do.
In our markets, we compete with global asset-based integrated logistics companies such as FedEx Corporation, United Parcel Service, Inc., and XPO Logistics, Inc., against whom we compete in all of our service lines; asset-based freight haulers, such as Arkansas Best Corporation, Old Dominion Freight Line Inc., Daseke, Inc., Werner Enterprises, Inc., and YRC Worldwide, Inc., against whom we compete in our core TES and LTL service offerings; non-asset based and asset-light freight brokerage companies, such as C.H. Robinson Worldwide, Inc., Echo Global Logistics, Inc., Hub Group, Inc., Forward Air Corporation, and Landstar System, Inc., against whom we compete in all of our service offerings; 3PL providers that offer comprehensive transportation management solutions, such as Schneider Logistics, Inc. and Transplace, Inc., against whom we compete in our Ascent offering; and smaller, niche transportation and logistics companies that provide services within a specific geographic region or end market. In our international freight forwarding business, we compete with a large number of service providers. Depending on the trade lane and solution, these competitors include large multi-national providers, such as Expeditors International of Washington, Inc., Kuehne & Nagel International AG / ADR, and DHL Global Supply Chain; regional providers, such as Mallory Alexander International Logistics and Laufer Group International; and local or niche providers. As a result, our focus remains on continuing to provide our customers with exceptional service.
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
Seasonality
Our operations are subject to seasonal trends that have been common in the North American over-the-road, ocean, and air freight sectors for many years. Our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September, and December. Typically, this pattern has been the result of factors such as inclement weather, national holidays, customer demand, and economic conditions.
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
Our TES operations teams use technology to dispatch or broker our customers’ freight. Our software enhances our ability to track Company and third-party drivers, tractors, and trailers, which provides customers with visibility into their supply chains. Additionally, our systems allow us to operate as a paperless environment through electronic order entry, resource planning, and dispatch. Our TES expedited air and ground operations utilize proprietary bid technology, which provides customers with real-time market pricing and logistics options for time sensitive shipments, supported by our fleets of ground and air assets.
Our LTL operation utilizes a web-based system with our transportation management applications. Additionally, we make use of EDI and API's to allow our service centers to communicate electronically with our carriers’ and customers’ internal systems. We offer our customers a paperless process, including document imaging and shipment tracking and tracing.
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
Employees
As of December 31, 2018, we employed approximately 4,600 full-time and part-time personnel, which included drivers, pilots, and warehouse, dock and maintenance workers as well as personnel in our management, sales and marketing, brokerage, logistics, customer service, operations, finance, information technology and human resources functions. None of our employees are covered by a collective bargaining agreement and we consider relations with our employees to be good.
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
We own USA Jet Airlines (“USA Jet”), which holds certificates of public convenience and necessity issued by the DOT pursuant to 49 U.S.C. § 41102 and an air carrier certificate granted by the Federal Aviation Administration (“FAA”) pursuant to Part 119 of the federal aviation regulations. The DOT, the FAA, and the U.S. Department of Homeland Security (“DHS”), through the TSA, have regulatory authority over USA Jet’s air transportation services. The Federal Aviation Act of 1958, as amended, is the statutory basis for DOT and the FAA authority and the Aviation and Transportation Security Act of 2001, as amended, is the basis for TSA aviation security authority.
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
The international freight forwarding and customs brokerage services provided by our Ascent business are regulated by a variety of regulatory agencies and bodies including, but not limited to: the U.S. Federal Maritime Commission (“FMC”), the CBP and the TSA within the DHS (customs brokerage and security issues); the IATA; the DOT; the FDA; the USDA; the FWS; the Bureau of Alcohol, Tobacco Products and Firearms (“BATF”); the U.S. Census Bureau; and other agencies or world governing bodies regulating international trade and compliance. Regulations and requirements must be strictly adhered to and can change periodically. Additionally, our Ascent business manages customer activities in numerous countries. As such, there may be risk associated with sudden fluctuations in currency, changes in economic policy, political unrest, changes to tariffs and trade policies/restrictions that are all outside of our control. Compliance with these changes may have a material impact on our operations and may increase our costs to service our customers.
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
In addition to auto liability, general liability, and cargo claim coverage, our insurance policies also cover other standard industry risks related to workers’ compensation and other property and casualty risks. We are self-insured up to $1.0 million per occurrence for workers compensation. We believe our insurance coverage is comparable in terms and amount of coverage to other companies in our industry. We establish insurance reserves for anticipated losses and expenses and periodically evaluate and adjust the reserves to reflect our experience.
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
2019 Developments
Rights Offering
On February 26, 2019, we closed our previously announced fully backstopped $450 million rights offering, pursuant to which we issued and sold an aggregate of 900 million new shares of our common stock at the subscription price of $0.50 per share. An aggregate of 177,676,223 shares of our common stock were purchased pursuant to the exercise of basic subscription rights and over-subscription rights from stockholders of record during the subscription period, including from the exercise of basic subscription rights by stockholders who are affiliates of Elliott Management Corporation (“Elliott”). In addition, Elliott purchased an aggregate of 722,323,777 additional shares pursuant to the previously announced commitment from Elliott to purchase all unsubscribed shares of our common stock in the rights offering pursuant to a standby purchase agreement (the “Standby Purchase Agreement”) that we entered into with Elliott dated November 8, 2018, as amended (the “backstop commitment”). Overall, Elliott purchased a total of 843,632,693 shares of our common stock in the rights offering between its basic subscription rights and the backstop commitment, and following the closing of the rights offering beneficially owned approximately 90.4% of our common stock.
The net proceeds from the rights offering and backstop commitment were used to fully redeem the outstanding shares of our preferred stock and to pay related accrued and unpaid dividends. Proceeds were also used to pay fees and expenses in connection with the rights offering and backstop commitment. We retained in excess of $30 million of net cash proceeds to be used for general corporate purposes. The purpose of the rights offering was to improve and simplify our capital structure in a manner that gave our existing stockholders the opportunity to participate on a pro rata basis.
Stockholders’ Agreement
On February 26, 2019, we entered into a Stockholders’ Agreement with Elliott (the “Stockholders’ Agreement”). Our execution and delivery of the Stockholders’ Agreement was a condition to Elliott’s backstop commitment. Pursuant to the Stockholders’ Agreement, we granted Elliott the right to designate nominees to our board of directors and access to available financial information.
Amended and Restated Registration Rights Agreement

On February 26, 2019, we entered into an Amended and Restated Registration Rights Agreement with Elliott and investment funds affiliated with HCI Equity Partners (the “A&R Registration Rights Agreement”), which amended and restated the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of May 2, 2017, between our Company and the parties thereto. Our execution and delivery of the A&R Registration Rights Agreement was a condition to Elliott’s backstop commitment. The A&R Registration Rights Agreement amended the Registration Rights Agreement to provide the Elliott Stockholders (as defined therein) and the HCI Stockholders (as defined therein) with unlimited Form S-1 registration rights in connection with Company securities owned by them.
Asset-Based Lending Credit Agreement
On February 28, 2019, we and our direct and indirect domestic subsidiaries entered into a credit agreement (the “ABL Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender, Wells Fargo Bank, National Association and Bank of America, National Association, as Lenders, and the Joint Lead Arrangers and Joint Book Runners party thereto (the “ABL Credit Facility”). We used the initial proceeds from the ABL Credit Facility for working capital purposes and to repay in full our existing credit facility.
The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for FILO Loans (as defined in the ABL Credit Agreement), (ii) $20.0 million may be used for Swing Line Loans (as defined in the ABL Credit Agreement), and (iii) $30.0 million may be used for letters of credit. The ABL Credit Agreement provides that the revolving line of credit may be increased by up to an additional $100.0 million under certain circumstances. The ABL Credit Facility matures on February 28, 2024. Advances under the ABL Credit Facility bear interest at either: (a) the LIBOR Rate (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 1.50% to 2.00% for the non-FILO Loans and 2.50% to 3.00 for the FILO Loans; or (b) the Base Rate (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 0.50% to 1.00% for the non-FILO Loans and 1.50% to 2.00% for the FILO Loans.
Term Loan Credit Agreement
On February 28, 2019, we and our direct and indirect domestic subsidiaries entered into a credit agreement (the “Term Loan Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent and Lender, Elliott Associates, L.P. and Elliott International, L.P, as Lenders, and BMO Capital Markets Corp., as Lead Arranger and Book Runner (the “Term Loan Credit Facility”). We used the initial proceeds from the Term Loan Credit Facility for working capital purposes and to repay in full our existing credit facility.
The Term Loan Credit Facility consists of an approximately $61.1 million term loan facility, consisting of (i) approximately $40.3 million of Tranche A Term Loans (as defined in the Term Loan Credit Agreement), (ii) approximately $2.5 million of Tranche A FILO Term Loans (as defined in the Term Loan Credit Agreement), (iii) approximately $8.3 million of Tranche B Term Loans (as defined in the Term Loan Credit Agreement), and (iv) a $10.0 million asset-based facility available to finance future capital expenditures. The Term Loan Credit Facility matures on February 28, 2024. Principal on each of the Tranche A Term Loans and the Tranche B Term Loans is due in quarterly installments based upon a 4.5-year amortization schedule (i.e. each installment is 1/18th of the original principal amount of the Tranche A Term Loans and the Tranche B Term Loans), commencing on September 1, 2019. Principal on the Tranche A FILO Term Loans is due on the maturity date of the Term Loan Credit Facility, unless earlier accelerated thereunder. Principal on each draw under the capital expenditure facility is due in quarterly installments based upon a five-year amortization schedule (i.e. each installment shall be 1/20th of the original principal amount of any capital expenditure loan), commencing on the first day of the first full fiscal quarter immediately following the making of each such capital expenditure loan. The loans under the Term Loan Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 7.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 8.50% for Tranche A FILO Term Loans; or (b) the Base Rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 6.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 7.50% for Tranche A FILO Term Loans.

Available Information
Our principal executive offices are located at 1431 Opus Place, Suite 530, Downers Grove, Illinois 60515, and our telephone number is (414) 615-1500. Our website address is www.rrts.com. The information contained on our website or that can be accessed through our website is not part of, and is not incorporated by reference into, this Form 10-K or in any other report or document we file with the Securities and Exchange Commission (“SEC”).
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
We have not maintained an effective control environment based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) our commitment to integrity and ethical values, (ii) the ability of our board of directors to effectively exercise oversight of the development and performance of internal control, as a result of failure to communicate relevant information within our organization and, in some cases, withholding information, (iii) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives, (iv) our commitment to attract, develop, and retain competent individuals, and (v) holding individuals accountable for their internal control related responsibilities. These material weaknesses resulted in material accounting errors.
We have not maintained an effective control environment to enable the identification and mitigation of risks of material accounting errors, based on the contributing factors to material weakness in the control environment, including:

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
As a result of such material weaknesses, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2018.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are actively engaged in developing and implementing a remediation plan designed to address these material weaknesses, but our remediation efforts are not complete and are ongoing. Although we are working to remedy the ineffectiveness of our internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed or implemented, the effectiveness of the remediation plan, when it will be fully implemented, or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional amendments or waivers under these financing arrangements, which could adversely impact our liquidity and financial condition. Further and continued determinations that there are material weaknesses in the effectiveness of our internal control over financial reporting could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.
Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or material misstatements in our consolidated financial statements. Any new misstatement could result in a further restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing, increase the cost of the financing we obtain, or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. We cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting.
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
Following our press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against us and our former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed a Consolidated Amended Complaint (“CAC”) on behalf of a class of persons who purchased our common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) we and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, our former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of our financial statements; (b) our true earnings and expenses; (c) the effectiveness of our disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with our tractor lease guaranty program; (e) our leverage ratios and compliance with our credit facilities; and (f) the value of the goodwill we carried on our balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney's fees and costs. On November 19, 2018, the parties entered into a binding term sheet agreeing to settle the action for $20 million, $17.9 million of which will be funded by our D&O carriers ($4.8 million of which is by way of a pass through of the D&O carriers’ payment to us in connection with the settlement of the Federal Derivative Action described below). The parties are finalizing the Stipulation of Settlement. The settlement is conditioned on a settlement of the Federal Derivative Action described below, dismissal of the State Derivative Action described below, and final court approval of the settlements in this action and in the Federal Derivative Action.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on our behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden (the “State Derivative Action”). Count I of the complaint alleges the Director Defendants breached their fiduciary duties by “knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions,” and seeks unspecified damages. Count II of the complaint alleges the Officer Defendants DiBlasi, Armbruster, and van Helden received substantial performance-based compensation and bonuses for fiscal year 2014 that should be disgorged. The action has been stayed pending the District Court’s approval of the proposed settlement of the Federal Derivative Action, following which the defendants would move to dismiss this action as moot. While the case was stayed, the plaintiff obtained permission to file an amended complaint adding claims against two former Company employees: Bret Naggs and Mark Wogsland.
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on our behalf and class action claims in the United States District Court for the Eastern District of Wisconsin. On December 22, 2017, Chester County Employees Retirement Fund

filed a complaint alleging derivative claims on our behalf in the United States District Court for the Eastern District of Wisconsin. On March 21, 2018, the Court entered an order consolidating the Kent and Chester County actions under the caption Kent v. Stoelting et al (Case No. 17-cv-00893) (the “Federal Derivative Action”). On March 28, 2018, plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint alleging claims on our behalf against Peter Armbruster, Mark DiBlasi, Scott Dobak, Christopher Doerr, Ivor Evans, Brian van Helden, John Kennedy III, Ralph Kittle, Brian Murray, Scott Rued, James Staley, Curtis Stoelting, William Urkiel, Chad Utrup, Judith Vijums, and Michael Ward. Count I alleges that several of the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 based upon alleged misrepresentations and omissions in several of our proxy statements. Count II alleges that all the defendants breached their fiduciary duty. Count III alleges that all the defendants wasted corporate assets. Count IV alleges that certain of the defendants were unjustly enriched. The Complaint seeks monetary damages, improvements to our corporate governance and internal procedures, an accounting from defendants of the damages allegedly caused by them and the improper amounts the defendants allegedly obtained, and punitive damages. The parties are currently finalizing the terms of a Stipulation of Settlement, which provides for certain corporate governance changes and a $6.9 million payment, $4.8 million of which will be paid by our D&O carriers into an escrow account to be used by us to settle the class action described above and $2.1 million of which will be paid by our D&O carriers to cover plaintiffs attorney’s fees and expenses, subject to court approval.
Given the status of the matters above, we concluded in 2018 that a liability is probable and recorded the estimated loss of $22 million and a corresponding insurance reimbursement receivable of $20 million.
In addition, subsequent to our announcement that certain previously filed financial statements should not be relied upon, we were contacted by the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”), and the Department of Justice (“DOJ”). The DOJ and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. We have received formal requests for documents and other information. In addition, in June 2018 two of our former employees were indicted on charges of conspiracy, securities fraud, and wire fraud as part of the ongoing DOJ and SEC investigation. We are cooperating fully with the joint DOJ and SEC investigation. Given the status of this matter, we are unable to reasonably estimate the potential costs or range of costs at this time.
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
In particular, we have incurred significant expense, including audit, legal, consulting, and other professional fees, as well as fees related to amendments to our prior senior credit facilities, the 2017 Investment Agreement (defined below), the Series E-1 Investment Agreement (defined below) and the Prior ABL Facility (defined below), in connection with the restatement of our previously issued consolidated financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have taken a number of steps, including both adding internal personnel and hiring outside consultants, and intend to continue to take appropriate and reasonable steps to strengthen our accounting function and reduce the risk of additional misstatements in our financial statements. For more details about our remediation plan, see Item 9A. “Controls and Procedures” of this Form 10-K. To the extent these steps are not successful, we may have to incur additional time and expense. Our management’s attention has also been, and may further be, diverted from the operation of our business in connection with the restatement and ongoing remediation of material weaknesses in our internal controls.
We are also subject to claims, investigations, and proceedings arising out of the errors in our previously issued financial statements, including securities class action litigation, derivative lawsuits, and government agency investigations.

One or more significant claims or the cost of maintaining our insurance could have an adverse effect on our results of operations.
We employ approximately 1,400 drivers and use the services of thousands of ICs and transportation companies and their drivers in connection with our transportation operations. We also provide air freight services with our fleet of 12 cargo jets. From time to time, these drivers or pilots are, or may be, involved in accidents which may cause injuries and in which goods carried by them are lost or damaged. Such accidents usually result in equipment damage and, unfortunately, can also result in injuries or death. Although most of these drivers are ICs or work for third-party carriers, from time to time claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. Our involvement in the transportation of certain goods, including, but not limited to, hazardous materials, could also increase our exposure in the event of an accident resulting in injuries or contamination. The resulting types and/or amounts of damages may under any of these circumstances be excluded by or exceed the amount of our insurance coverage or the insurance coverage maintained by the contracted carrier. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, workers' compensation claims, or unfavorable resolutions of any such claims could adversely affect our results of operations to the extent claims are not covered by our insurance or such losses exceed our reserves. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability and have an adverse effect on our results of operations. The timing of the incurrence of these costs could also significantly and adversely impact our operating results compared to prior periods.
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
Through our subsidiaries, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, air carrier, indirect air carrier, ocean transportation intermediary, non-vessel operating common carrier, freight forwarder, and ocean freight forwarder. We also are subject to regulations and requirements promulgated by, among others, the DOT, FMCSA, DHS, CBP, TSA, FMC, IATA, USDA, FDA, FWS, BATF, FAA and various other international, domestic, state, and local agencies and port authorities. Our failure to maintain our required licenses, or to comply with applicable regulations, could materially and adversely affect our business, results of operations, or financial condition. See the section entitled “Regulation” in Item 1 of this Form 10-K for more information.
In addition, DHS regulations applicable to our customers who import goods into the United States and our contracted ocean carriers may impact our ability to provide and/or receive services with and from these parties. Enforcement measures related to violations of these regulations can slow and/or prevent the delivery of shipments, which may negatively impact our operations.
We incur significant costs to operate our business and monitor our compliance with applicable laws and regulations. The regulatory requirements governing our operations are subject to change based on new legislation and regulatory initiatives, which could affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. We cannot predict what impact future regulations may have on our business. Compliance with existing, new, or more stringent measures could disrupt or impede the timing of our deliveries and our ability to satisfy the needs of our customers. We have adopted various policies and procedures intended to ensure our compliance with regulatory requirements. We cannot provide assurance that these policies and procedures will be adequate or effective. Additionally, we are also subject to the risk that our employees may inadvertently or deliberately circumvent established controls. The financial and reputational impact of control failures could be significant.
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

We are subject to various income and other taxes, primarily in the U.S. and its political subdivisions.  Compliance with ever-changing tax statutes and regulations is complex, time-consuming, and subject to examination by taxing authorities.  On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into United States law, and most changes became effective as of January 1, 2018. Overall, we expect that the Tax Reform Act will be financially and cash flow beneficial to us.  The corporate income tax rate was reduced from 35% to 21%, the corporate alternative minimum tax system was eliminated, and net operating losses carry forward indefinitely.  The ability to accelerate depreciation deductions provides us flexibility with respect to the timing of deductions related to capital expenditures.  Though interest expense deductions may be limited annually, any disallowed interest expense carries forward indefinitely. Future changes to current tax laws could adversely affect our business, results of operations, and financial condition.
Jeffrey Cox and David Chidester filed a complaint against certain of our subsidiaries in state court in California in a post-acquisition dispute (the “Central Cal Matter”). The complaint alleges contract, statutory and tort-based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted our motion to compel arbitration of all non-employment claims alleged in the complaint. The parties selected a settlement accountant to determine the contingent purchase obligation pursuant to the Central Cal Agreement. The settlement accountant provided a final determination that a contingent purchase obligation of $2.1 million is due to the plaintiffs. It is our position that this contingent purchase obligation is subject to offset for certain indemnification claims owed to us by the plaintiffs ranging from approximately $0.3 million to $1.0 million. Accordingly, we have recorded a contingent purchase obligation liability of $1.8 million in accrued expenses and other current liabilities. We intend to pursue indemnification and other claims as it relates to the Central Cal Matter and other related matters involving these plaintiffs. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. The parties are proceeding with discovery and the consolidated case is currently set for trial on November 5, 2019.
In addition to the legal proceeding described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of December 31, 2018 and 2017, we recorded a liability for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter and the Warren Matter (defined below) of approximately $10.8 million and $13.2 million, respectively, which are recorded in accrued expenses and other current liabilities.
In December 2018, a class action lawsuit was brought against us in the Superior Court of the State of California by Fernando Gomez, on behalf of himself and other similarly situated persons, alleging violation of California labor laws. This is a new lawsuit and we are currently determining its effects. We intend to vigorously defend against such claims; however, there can be no assurance that we will be able to prevail. In light of the relatively early stage of the proceedings, we are unable to predict the potential costs or range of costs at this time.
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
In 2018, we devised strategies to improve our operational performance, integrate and expand certain of our segments, invest in the long-term recovery of our business and position our business for long-term growth and shareholder value creation. We have, and may in the future, experience delay in the implementation and realization of these strategies. The success of our strategies depends on many factors, some of which are out of our control. There is no assurance that we will be able to successfully implement these strategies or that these strategies will be successful.
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
As of December 31, 2018, we had debt of $171.9 million and preferred stock of $402.9 million, which is classified as a liability on the consolidated financial statements. See Note 5 “Debt” and Note 6 “Preferred Stock” to the consolidated financial statements in this Form 10-K for further information. On May 1, 2017, we entered into an Investment Agreement (the “2017 Investment Agreement”) with Elliott, pursuant to which we issued and sold shares of our preferred stock and issued warrants for an aggregate purchase price of $540.5 million. On March 1, 2018, we entered into a Series E-1 Preferred Stock Investment Agreement (as amended, the “Series E-1 Investment Agreement”) with Elliott, pursuant to which we agreed to issue and sell to Elliott from time to time until July 30, 2018, an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E-1 Preferred Stock”), at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which we issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. On April 24, 2018, the parties held a closing pursuant to the Series E-1 Investment Agreement, pursuant to which we issued and sold to Elliott 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of approximately $17.5 million. On February 26, 2019, we closed our previously announced fully backstopped $450 million rights offering, pursuant to which we issued and sold an aggregate of 900 million new shares of our common stock at the subscription price of $0.50 per share. The net proceeds from the rights offering and backstop commitment were used to fully redeem the outstanding shares of our preferred stock and to pay related accrued and unpaid dividends. Proceeds were also used to pay fees and expenses in connection with the rights offering and backstop commitment. We retained in excess of $30 million of net cash proceeds to be used for general corporate purposes.
On July 21, 2017, we entered into an Asset-Based Lending Facility with BMO Harris Bank, N.A. and certain other lenders (as amended, the “Prior ABL Facility”). On February 28, 2019, we entered into the ABL Credit Facility and the Term Loan Credit Facility, which replaced the Prior ABL Facility.
We may incur additional indebtedness in the future, including any additional borrowings available under the ABL Credit Facility and Term Loan Credit Facility. Any substantial debt and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on our debt could have adverse consequences, including the following:

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
Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business as well as general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us under our ABL Credit Facility and/or Term Loan Credit Facility or otherwise in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition, and ability to maintain or expand our business may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our debt on or before maturity, sell assets, delay capital expenditures, or seek additional equity.
We have had, and may have in the future, difficulties integrating acquired companies.
For acquisitions, success is also dependent upon efficiently integrating the acquired business into our existing operations. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. For example, as described in Part II, Item 9A. “Controls and Procedures” of this Form 10-K, based on the Audit Committee Investigation, current management determined that there were deficiencies in the design and/or execution of internal controls that constituted material weaknesses, with one of the contributing factors being the increased size and complexity of our Company arising from the acquisition of 25 non-public companies between February 2011 and September 2015. The possible difficulties of integration include, among others: retention of customers and key employees; unanticipated issues in the assimilation and consolidation of information, communications, technology, and other systems; inefficiencies and difficulties that arise because of unfamiliarity with potentially new geographic areas and new assets and the businesses associated with them; consolidation of corporate and administrative infrastructures; the diversion of management's attention from ongoing business concerns; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses, and liabilities. The diversion of management's attention from our current operations to the acquired operations and any difficulties encountered in combining operations has prevented us, and could in the future prevent us, from realizing the full benefits anticipated to result from the acquisitions and has adversely impacted, and could in the future adversely impact, our results of operations and financial condition.
Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. In addition, the former owners of the businesses we acquire may seek additional consideration under contingent purchase obligations resulting in increased purchase prices. See “-The cost of compliance with, liability for violations of, or modifications to existing or future governmental laws and regulations could adversely affect our business and results of operations.” If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.
Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our results of operations.
We may seek to increase our revenue and expand our offerings in the market regions that we serve through the acquisition of complementary businesses. We cannot guarantee that we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot guarantee that we will make acquisitions or investments on commercially acceptable terms, if at all. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders.
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

Our ABL Credit Agreement and Term Loan Credit Agreement contain financial and other restrictive covenants with which we may be unable to comply. A default under these financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.
The obligations under the ABL Credit Agreement are guaranteed by each of our domestic subsidiaries pursuant to a guaranty included in the ABL Credit Agreement. As security for our and our subsidiaries’ obligations under the ABL Credit Agreement, we and each of our domestic subsidiaries have granted: (i) a first priority lien on substantially all of our domestic subsidiaries’ tangible and intangible personal property (other than the assets described in the following clause (ii)), including the capital stock of certain of our direct and indirect subsidiaries; and (ii) a second-priority lien on our and our domestic subsidiaries’ equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts) and proceeds and accounts related thereto. The priority of the liens is described in an intercreditor agreement between BMO Harris Bank N.A. as ABL Agent and BMO Harris Bank N.A. as Term Loan Agent. The ABL Credit Agreement contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. In addition, the ABL Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The ABL Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the ABL Credit Agreement to be in full force and effect, and a change of control of our business.
The obligations under our Term Loan Credit Agreement are guaranteed by each of our domestic subsidiaries pursuant to a guaranty included in the Term Loan Credit Agreement. As security for our and our subsidiaries’ obligations under the Term Loan Credit Agreement, we and each of our domestic subsidiaries have granted: (i) a first priority lien on our equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts) and proceeds and accounts related thereto, and (ii) a second priority lien on substantially all of our and our domestic subsidiaries’ other tangible and intangible personal property, including the capital stock of certain of our direct and indirect subsidiaries. The priority of the liens is described in an intercreditor agreement between BMO Harris Bank N.A. as ABL Agent and BMO Harris Bank N.A. as Term Loan Agent. The Term Loan Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Term Loan Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Term Loan Credit Agreement to be in full force and effect, and a change of control of our business.
If we incur defaults under the terms of the ABL Credit Agreement or the Term Loan Credit Agreement and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings against these facilities could be immediately declared due and payable. If we fail to pay the amount due, the lenders could proceed against the collateral by which our loans are secured, our borrowing capacity may be limited, or the facilities could be terminated. If acceleration of outstanding borrowings occurs or if the facilities are terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our ABL Credit Facility and/or Term Loan Credit Facility could have a material adverse effect on our liquidity and financial condition.
Fluctuations in the price or availability of fuel and limitations on our ability to collect fuel surcharges may adversely affect our results of operations.
We are subject to risks associated with fuel charges from our ICs, purchased power providers, and aircraft in our TES and LTL businesses. The availability and price of fuel are subject to political, economic, and market factors that are outside of our control.  Fuel prices have fluctuated dramatically over recent years. Over time we have been able to mitigate the impact of the fluctuations through our fuel surcharges which are closely linked to the market price for fuel.  There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to assess our fuel surcharges. At the request of our customers, we have at times temporarily capped the fuel surcharges at a fixed percentage pursuant to contractual arrangements that vary by customer. Currently, a minimal number of our customers have contractual arrangements with varying levels of capped fuel surcharges. If fuel surcharge revenue programs, base freight rate increases, or other cost-recovery mechanisms do not offset our exposure to rising fuel costs, our results of operations could be adversely affected.
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
We have experienced significant turnover in our executive leadership team. If we fail to effectively integrate and retain these new executives, we may not be able to accomplish our growth strategy and our financial performance may suffer.
Since the beginning of 2017, we have experienced significant turnover in our senior management ranks, including the appointment of our new Chief Executive Officer and President and Chief Operating Officer and the hiring of our new Chief Financial Officer. In April 2017, Curtis W. Stoelting was appointed our Chief Executive Officer and Michael L. Gettle was appointed our President and Chief Operating Officer. In May 2017, Terence R. Rogers was appointed our Chief Financial Officer. We also hired a new Corporate Controller, Vice President of Finance and Treasurer, and Director of Internal Audit. In addition, during 2018, our Chief Information Officer resigned and we hired a new Chief Information Officer. This lack of management continuity could adversely affect our ability to successfully execute our growth strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult.
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
We have been, and in the future may be, subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. On May 30, 2018, we became aware of unauthorized access into our information technology systems, and on July 2, 2018, we became aware of additional unauthorized access, each as a result of a phishing campaign attack upon our employees. After an investigation conducted by third party forensic investigators, we discovered a significant breach and loss of information regarding a substantial portion of our ICs and employees, including, but not limited to, their names, addresses, Social Security numbers, financial account information, medical information, insurance information, and other types of identifying or sensitive information. On November 7, 2018, we were sued in a class action in the United States District Court for the Northern District of Illinois in connection with the foregoing cybersecurity attacks, alleging we failed to adequately safeguard and secure the identifying information of our employees and failed to provide timely notice as to how and when sensitive information regarding our employees had been given to unknown persons. We have referred this claim to our cybersecurity insurance provider and have obtained counsel to defend us in this suit. While we do not expect our exposure under this matter to be material, we cannot guarantee that this matter will not have a material adverse effect on our liquidity, financial condition, and results of operations.
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
We have invested and continue to invest in technology security initiatives, employee training, information technology risk management and disaster recovery plans. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations.
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
We are a defendant in various purported class-action lawsuits alleging violations of various labor laws. We are a defendant in a number of purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of December 31, 2018 and 2017, we recorded a liability for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter, and the Warren Matter (defined below) of approximately $10.8 million and $13.2 million, respectively, which are recorded in accrued expenses and other current liabilities.
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

We are also subject to compliance with the Foreign Corrupt Practices Act (“FCPA”), any sanctions administered or enforced by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), and applicable money laundering statutes, rules, and regulations. Failure to comply with the FCPA, OFAC sanctions, money laundering statutes, and local regulations in the conduct of our international business operations may result in legal claims against us.
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
We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, due to general economic conditions, our capital structure, any operations difficulties which we may face, and other factors, and our failure to raise capital when needed could harm our business. Additional equity financing may dilute the interests of our stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures. Our ability to raise capital in the future may also be limited if our common stock were delisted from the New York Stock Exchange (“NYSE”). See “- The NYSE could commence procedures to delist our common stock, in which case the market price of our shares might decline and become more volatile and our stockholders’ ability to trade in our stock could be adversely affected."
Our total assets include goodwill, intangibles and other long-lived assets. If we determine that these items have become impaired in the future, our earnings could be adversely affected.
As of December 31, 2018, we had recorded goodwill of $264.8 million and other intangible assets, net of accumulated amortization, of $42.5 million. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill are performed at least annually as of July 1 and periodically if indicators of impairment are present.
We changed our segment reporting effective January 1, 2018 when we integrated our truckload brokerage business into the Ascent domestic freight management business. In connection with the change in segments, we conducted an impairment analysis as of January 1, 2018 and determined there was no impairment. We conducted our annual goodwill impairment analysis for each of our four reporting units as of July 1, 2018 and determined that the fair values of the TES, Domestic and International Logistics, and Warehousing & Consolidation reporting units exceeded their respective carrying values by 5.1%, 12.8%, and 112.2%, respectively; thus no impairment was indicated for these reporting units. The LTL reporting unit had no remaining goodwill as of July 1, 2018.
The sale of our wholly owned subsidiary Unitrans, Inc. (“Unitrans”), which was included in the Ascent reporting unit, resulted in an incremental impairment analysis on the remaining net assets of the Ascent reporting unit. We evaluated the remaining carrying value of the Ascent reporting unit and compared it to the fair value of the remaining businesses in the Ascent reporting unit. As a result of this evaluation, we determined the carrying value exceeded the fair value and recorded a $4.4 million impairment charge in the third quarter of 2017.
As a result of the first step of our goodwill impairment analysis as of July 1, 2016, we determined that the fair value of the Domestic and International Logistics reporting unit exceeded its carrying value by 8.4%; thus, no impairment was indicated for this reporting unit. However, resulting from a combination of the weakened environment, the inability to meet forecast results, and the lower share price, we determined that the fair value of the TES, LTL, and Warehousing & Consolidation reporting units were less than their respective carrying values, requiring us to perform the second step of the goodwill impairment analysis for our TES, LTL, and Warehousing & Consolidation reporting units. We completed the second step of the goodwill impairment analysis for our TES, LTL, and Warehousing & Consolidation reporting units and recorded in the third quarter of 2016 non-cash goodwill impairment charges of $132.4 million, $197.3 million, and $42.4 million for our TES, LTL, and Warehousing & Consolidation reporting units, respectively.
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
We had one direct customer that accounted for approximately 12% of our 2018 revenue. Our contractual relationships with customers generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.
We are a smaller reporting company and may elect to comply with reduced public company reporting requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.
We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are subject to reduced disclosure obligations in our filings with the SEC compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our filings with the SEC may make it harder for investors to analyze our operating results and financial prospects.
If some investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.
The market value of our common stock may fluctuate and could be substantially affected by various factors.
The price of our common stock on the NYSE constantly changes and has recently experienced a general decline. We expect that the market price of our common stock will continue to fluctuate or may decline further. Our share price may fluctuate or decline as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

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
Additionally, on December 27, 2018, we filed a registration statement on Form S-1 for the offer and sale of up to 7,810,625 shares of our common stock by investment funds affiliated with HCI Equity Partners (“HCI”). The sale of our common stock by HCI could impact the market price of our common stock.
Our common stock price may fluctuate or decline significantly in the future, and these changes may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices.
The NYSE could commence procedures to delist our common stock, in which case the market price of our shares might decline and become more volatile and our stockholders’ ability to trade in our stock could be adversely affected.
The continued listing of our common stock on the NYSE is subject to our compliance with a number of quantitative listing standards, including market capitalization criteria and price per share criteria. On October 4, 2018, we received notice from the NYSE that we were not in compliance with respect to the applicable listing standard set forth in Section 802.01B of the NYSE Listed Company Manual (“Section 802.01B”), because our average global market capitalization over a consecutive 30 trading-day period was less than $50,000,000, and at the same time stockholders’ investment was less than $50,000,000. We timely notified the NYSE that we would submit a plan within 45 calendar days from receipt of the notice, advising the NYSE of definitive action we are taking that will bring us into compliance with Section 802.01B within 18 months from receipt of the notice. We timely submitted our plan which was subsequently accepted by the NYSE. There can be no guarantee that we will regain compliance within the 18-month cure period. If we are unable to regain compliance within the 18-month cure period, we will be subject to suspension and delisting procedures.
On October 12, 2018, we receive an additional notice from the NYSE that we were not in compliance with respect to the listing standard set forth in Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) because the average closing price of our common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share. We timely notified the NYSE that we intended to cure the deficiency and regain compliance with Section 802.01C within the 6-month cure period. There can be no guarantee that we will be able to regain compliance within the 6-month cure period. If we do not regain compliance with Section 802.01C, we will be subject to suspension and delisting procedures.
In addition to the above continued listing standards, if our average global market capitalization over any consecutive 30 trading-day period is less than $15 million, the NYSE may promptly initiate procedures to suspend and delist our common stock from trading on the NYSE. As of March 5, 2019, our global market capitalization was approximately $432 million.
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
Following the closing of our rights offering, Elliott beneficially owns approximately 90.4% of our common stock. As a result, our stockholders have become minority stockholders in a company controlled by Elliott. There may be very limited liquidity for our common stock, and there may be more limited opportunities for our stockholders to realize a control premium.
On February 26, 2019, we closed our previously announced fully backstopped $450 million rights offering, pursuant to which we issued and sold an aggregate of 900 million new shares of our common stock at the subscription price of $0.50 per share. Elliott purchased a total of 843,632,693 shares of our common stock in the rights offering between its basic subscription rights and the backstop commitment, and following the closing of the rights offering beneficially owned approximately 90.4% of our common stock. As a result, Elliott is able to exercise substantial control over all matters requiring stockholder approval, including the election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets and other decisions affecting our capital structure, the amendment of our certificate of incorporation and bylaws, and our winding up and dissolution. In addition, our stockholders approved certain corporate governance proposals at our 2018 Annual Meeting of Stockholders held on December 19, 2018. The corporate governance changes resulting from such approvals are beneficial to Elliott as such changes allow any controlling stockholder to exercise greater control over our Company than it otherwise would have. The interests of our stockholders may differ from the interests of Elliott.
Elliott is not subject to any lock-up with respect to its shares of our common stock. Elliott therefore has the ability to sell its controlling position in a privately negotiated transaction and realize a control premium for the shares of our common stock held by it if it is able to find a buyer that is willing to pay such a premium. Our stockholders should not assume that in connection with such a sale of control by Elliott there would be a concurrent offer for the shares held by other stockholders or that our stockholders would otherwise be able to realize any control premium for their shares. Additionally, if Elliott privately sells a significant equity interest in us, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with the interests of other stockholders.
In addition, we expect that a significant portion of the shares of our common stock held by Elliott may be pledged as part of the collateral securing certain of Elliott’s secured borrowing arrangements. Upon certain events of default, the secured lenders under these arrangements may take possession, hold, collect, sell, lease, deliver, grant options to purchase or otherwise retain, liquidate or dispose of all or any portion of the collateral. Any such enforcement action by Elliott’s secured lenders may result in a change in control of our Company. In addition, upon such events of default, the registration rights we granted to Elliott will immediately and automatically be assigned in full to the secured lenders with respect to any registrable securities held by such secured lenders. We have no obligation to maintain Elliott’s financial viability and Elliott may not remain current on its obligations under its secured borrowing arrangements.
Since Elliott now owns a significant majority of our outstanding common stock following the closing of the rights offering, the liquidity for our common stock may be adversely affected. Elliott is not required to cause the Company to maintain the listing of our common stock on the NYSE. If we were to decide to discontinue the listing of our common stock, this may further adversely affect the liquidity in our common stock. Any such reduced liquidity is likely to materially and adversely affect the trading price for our common stock. Other actions that we may take now that we are controlled by Elliott could have additional material and adverse effects on the liquidity in our common stock and our stock price.
We are a “controlled company” within the meaning of the NYSE listing standards. Consequently, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements.
Following the closing of our rights offering, Elliott beneficially owned approximately 90.4% of our common stock. As a result, we are a controlled company within the meaning of the NYSE listing standards. Under the NYSE listing standards, a controlled company may elect to not comply with certain NYSE corporate governance standards, including the requirements that (i) a majority of the board of directors consist of independent directors, (ii) it maintain a nominating and corporate governance committee that is composed entirely of independent directors with a written charter address addressing the committee’s purpose and responsibilities, (iii) it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (iv) it have an annual performance evaluation of the nominating and corporate governance and compensation committees. Although Elliott has indicated that we will not utilize these exemptions and others afforded to controlled companies, Elliott could change its intention and take advantage of the controlled company standards. Consequently, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. In addition, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.
Since Elliott owns greater than 35% of our common stock after the closing of the rights offering, the acquisition of shares by Elliott in the rights offering was deemed a change in control under certain management compensation plans and agreements, which could cause a material adverse effect on our liquidity, financial condition, and results of operations. In addition, the ownership by Elliott of a substantial percentage of our common stock after the closing of the rights offering may be deemed a change in control under certain of our other arrangements and agreements with customers, suppliers, or other parties, which could cause a material adverse effect on our liquidity, financial condition, and results of operations.
Following the closing of our rights offering, Elliott beneficially owned approximately 90.4% of our common stock, which was deemed a change in control under certain management compensation plans and agreements. A change in control under certain of our management compensation plans and agreements requires the accelerated vesting of all outstanding and unvested equity awards. In addition, upon such change in control, certain members of management are now entitled to cash-based severance payments, health and welfare benefits, and bonus payments if such members of senior management are terminated without cause or for good reason (each as defined in their respective employment agreements) within twenty-four months following the change in control. Such cash payments and benefits would be difficult for us to make given our current liquidity constraints and would further constrain our liquidity. While we have obtained waivers to these provisions from members of our senior management and directors, we have not obtained waivers from other employees and plan participants. If we are required to make any payments due to a change in control, such payments and provision of benefits could have a material adverse effect on our liquidity and financial condition.
In addition, the ownership by Elliott of a substantial percentage of our common stock after the closing of the rights offering may be deemed a change in control under certain of our other arrangements and agreements with customers, suppliers, or other parties, which could cause a material adverse effect on our liquidity, financial condition, and results of operations. We are continuing to analyze the effects, if any, such a change in control may have on any such arrangements or agreements.
Provisions in our certificate of incorporation, our bylaws, and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover, and adversely affect existing stockholders.
Our certificate of incorporation, our bylaws, and the Delaware General Corporation Law contain provisions that may make it more difficult or delay attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. These include provisions limiting the stockholders' powers to remove directors or take action by written consent instead of at a stockholders' meeting. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. On May 2, 2017, we issued shares of our preferred stock to affiliates of Elliott pursuant to the 2017 Investment Agreement. On March 1 and April 24, 2018 we issued additional shares of our preferred stock to affiliates of Elliott pursuant to the Series E-1 Investment Agreement. See Note 6 “Preferred Stock” to the consolidated financial statements in this Form 10-K for further information. In addition, our certificate of incorporation provides for our board to be divided into three classes, serving staggered terms. The classified board provision could have the effect of discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. Delaware law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”

These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Further, our stockholders approved the Corporate Governance Proposals at the 2018 Annual Meeting of Stockholders held on December 19, 2018. Such provisions could make it more difficult for a third party to acquire us, discourage a takeover, and could adversely affect existing stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We lease space for our corporate headquarters in Downers Grove, Illinois, which provides our executive management team and LTL management team a central location for easier travel to both customers and geographically dispersed business locations. We also lease space in Cudahy, Wisconsin to house key business and support functions.
For our TES business, we own two and lease eight Company dispatch offices and lease five cross-dock and drop yard locations throughout the United States and Canada. We own four and lease 31 TES service centers, and own one and lease seven warehouses throughout the United States. For our LTL business, we lease 29 service centers throughout the United States. Each service center manages and is responsible for the freight that originates and delivers in its service area, and the typical service center is configured to perform origin consolidation and cross-dock functions. For our Ascent business, we own two and lease 14 locations to support our international freight forwarding and domestic 3PL business. We also lease six distribution facilities used to support our warehousing and consolidation business.
We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate leasing additional space as needed to accommodate our growth.

ITEM 3.	LEGAL PROCEEDINGS

Auto, Workers Compensation and General Liability Reserves
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million per occurrence for workers compensation. We believe we have adequate insurance to cover losses in excess of our self-insured and deductible amount. As of December 31, 2018 and 2017, we had reserves for estimated uninsured losses of $26.8 million and $28.4 million, respectively, included in accrued expenses and other current liabilities on the consolidated balance sheets.
General Litigation Proceedings
Jeffrey Cox and David Chidester filed a complaint against certain of our subsidiaries in state court in California in a post-acquisition dispute. The complaint alleges contract, statutory and tort-based claims arising out of the Central Cal Agreement. The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted our motion to compel arbitration of all non-employment claims alleged in the complaint. The parties selected a settlement accountant to determine the contingent purchase obligation pursuant to the Central Cal Agreement. The settlement accountant provided a final determination that a contingent purchase obligation of $2.1 million is due to the plaintiffs. It is our position that this contingent purchase obligation is subject to offset for certain indemnification claims owed to us by the plaintiffs ranging from approximately $0.3 million to $1.0 million. Accordingly, we have recorded a contingent purchase obligation liability of $1.8 million in accrued expenses and other current liabilities. We intend to pursue indemnification and other claims as it relates to the Central Cal Matter and other related matters involving these plaintiffs. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. The parties are proceeding with discovery and the consolidated case is currently set for trial on November 5, 2019.
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
In addition to the legal proceeding described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of December 31, 2018 and 2017, we recorded a liability for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter and the Warren Matter of $10.8 million and $13.2 million, respectively, which are recorded in accrued expenses and other current liabilities on the consolidated balance sheets.
In December 2018, a class action lawsuit was brought against us in the Superior Court of the State of California by Fernando Gomez, on behalf of himself and other similarly situated persons, alleging violation of California labor laws. This is a new lawsuit and we are currently determining its effects. We intend to vigorously defend against such claims; however, there can be no assurance that we will be able to prevail. In light of the relatively early stage of the proceedings, we are unable to predict the potential costs or range of costs at this time.
Securities Litigation Proceedings
Following our press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against us and our former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed the CAC on behalf of a class of persons who purchased our common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) we and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, our former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of our financial statements; (b) our true earnings and expenses; (c) the effectiveness of our disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with our tractor lease guaranty program; (e) our leverage ratios and compliance with our credit facilities; and (f) the value of the goodwill we carried on our balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On November 19, 2018, the parties entered into a binding term sheet agreeing to settle the action for $20 million, $17.9 million of which will be funded by our D&O carriers ($4.8 million of which is by way of a pass through of the D&O carriers’ payment to us in connection with the settlement of the Federal Derivative Action described below). The parties are finalizing the Stipulation of Settlement. The settlement is conditioned on a settlement of the Federal Derivative Action described below, dismissal of the State Derivative Action described below, and final court approval of the settlements in this action and in the Federal Derivative Action.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on our behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden (the “State Derivative Action”). Count I of the complaint alleges the Director Defendants breached their fiduciary duties by “knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions,” and seeks unspecified damages. Count II of the complaint alleges the Officer Defendants DiBlasi, Armbruster, and van Helden received substantial performance-based compensation and bonuses for fiscal year 2014 that should be disgorged. The action has been stayed pending the District Court’s approval of the proposed settlement of the Federal Derivative Action, following which the defendants would move to dismiss this action as moot. While the case was stayed, the plaintiff obtained permission to file an amended complaint adding claims against two former Company employees: Bret Naggs and Mark Wogsland.
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on our behalf and class action claims in the United States District Court for the Eastern District of Wisconsin. On December 22, 2017, Chester County Employees Retirement Fund filed a complaint alleging derivative claims on our behalf in the United States District Court for the Eastern District of Wisconsin. On March 21, 2018, the Court entered an order consolidating the Kent and Chester County actions under the caption Kent v. Stoelting et al (Case No. 17-cv-00893) (the “Federal Derivative Action”). On March 28, 2018, plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint alleging claims on our behalf against Peter Armbruster, Mark DiBlasi, Scott Dobak, Christopher Doerr, Ivor Evans, Brian van Helden, John Kennedy III, Ralph Kittle, Brian Murray, Scott Rued, James Staley, Curtis Stoelting, William Urkiel, Chad Utrup, Judith Vijums, and Michael Ward. Count I alleges that several of the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 based upon alleged misrepresentations and omissions in several of our proxy statements. Count II alleges that all the defendants breached their fiduciary duty. Count III alleges that all the defendants wasted corporate assets. Count IV alleges that certain of the defendants were unjustly enriched. The complaint seeks monetary damages, improvements to our corporate governance and internal procedures, an accounting from defendants of the damages allegedly caused by them and the improper amounts the Defendants allegedly obtained, and punitive damages. The parties are currently finalizing the terms of a Stipulation of Settlement, which provides for certain corporate governance changes and a $6.9 million payment, $4.8 million of which will be paid by our D&O carriers into an escrow account to be used by us to settle the class action described above and $2.1 million of which will be paid by our D&O carriers to cover plaintiffs attorney’s fees and expenses, subject to court approval.

Given the status of the matters above, we concluded in 2018 that a liability is probable and recorded the estimate loss of $22 million and a corresponding insurance reimbursement receivable of $20 million.
In addition, subsequent to our announcement that certain previously filed financial statements should not be relied upon, we were contacted by the SEC, FINRA, and the DOJ. The DOJ and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. We have received formal requests for documents and other information. In addition, in June 2018 two of our former employees were indicted on charges of conspiracy, securities fraud, and wire fraud as part of the ongoing DOJ and SEC investigation. We are cooperating fully with the joint DOJ and SEC investigation. Given the status of this matter, we are unable to reasonably estimate the potential costs or range of costs at this time.

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
On October 4, 2018, we received notice from the NYSE that we were not in compliance because our average global market capitalization over a consecutive 30 trading-day period was less than $50,000,000, and at the same time stockholders’ investment was less than $50,000,000. We timely notified the NYSE that we would submit a plan within 45 calendar days from receipt of the notice, advising the NYSE of definitive action we are taking that will bring us into compliance within 18 months from receipt of the notice. We timely submitted our plan which was subsequently accepted by the NYSE. There can be no guarantee that we will regain compliance within the 18-month cure period. If we are unable to regain compliance within the 18-month cure period, we will be subject to suspension and delisting procedures.
On October 12, 2018, we received an additional notice from the NYSE that we were not in compliance because the average closing price of our common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share. We timely notified the NYSE that we intended to cure the deficiency and regain compliance within the 6-month cure period. There can be no guarantee that we will be able to regain compliance within the 6-month cure period. If we do not regain compliance, we will be subject to suspension and delisting procedures. In addition to the above continued listing standards, if our average global market capitalization over any consecutive 30 trading-day period is less than $15 million, the NYSE may promptly initiate procedures to suspend and delist our common stock from trading on the NYSE.
Stockholders
As of March 5, 2019, there were 127 holders of record of our common stock and the closing price of our common stock as reported on the NYSE was $0.46 per share.
Unregistered Sales of Equity Securities
From October 1, 2018 to December 31, 2018, we issued and sold 379,572 shares of common stock that were not registered under the Securities Act pursuant to the exercise of warrants to purchase common stock at an exercise price of $0.01, for an aggregate amount of $3,796. The issuance and sale of these shares was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as a transaction by an issuer not involving any public offering.
Dividends
We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends on our common stock. Payments of any cash dividends on our common stock in the future will depend on our financial condition, results of operations, and capital requirements, as well as other factors deemed relevant by our board of directors. Our ABL Credit Facility and Term Loan Credit Facility restrict us from paying dividends on our common stock unless certain payment conditions are satisfied.
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12 in Part III of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables present selected financial data for each fiscal year in the five-year period ended December 31, 2018. The selected financial data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes contained elsewhere in this Form 10-K, including Note 3 “Acquisitions and Divestitures” thereto. The consolidated statement of operations data includes the results of operations of our divested companies through the date of divestiture.
We have derived the consolidated statements of operations and other data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Form 10-K. We have derived the consolidated statements of operations data and other data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014 from our Annual Report on Form 10-K for the year ended December 31, 2017. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements and related notes included elsewhere in this Form 10-K.
CONSOLIDATED STATEMENTS OF OPERATIONS DATA

(In thousands, except per share amounts)	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Revenues	$2,216,141	$2,091,291	$2,033,200	$1,992,166	$1,872,470
Purchased transportation costs	1,518,415	1,430,378	1,364,055	1,310,396	1,294,724
Personnel and related benefits	309,753	296,925	286,134	263,254	213,661
Other operating expenses	397,468	393,731	374,979	323,955	271,210
Depreciation and amortization	42,767	37,747	38,145	31,626	24,254
Impairment charges	1,582	4,402	373,661	—	—
Gain on sale of Unitrans	—	(35,440)	—	—	—
Acquisition transaction expenses	—	—	—	564	2,305
Operations restructuring costs	4,655	—	—	—	—
Operating (loss) income	(58,499)	(36,452)	(403,774)	62,371	66,316
Interest on debt	11,224	14,345	22,827	19,439	13,363
Interest on preferred stock	105,688	49,704	—	—	—
Loss on debt extinguishment	—	15,876	—	—	—
(Loss) income before (benefit from) provision for income taxes	(175,411)	(116,377)	(426,601)	42,932	52,953
(Benefit from) provision for income taxes	(9,814)	(25,191)	(66,281)	17,312	20,243
Net (loss) income	$(165,597)	$(91,186)	$(360,320)	$25,620	$32,710
(Loss) earnings per share:
Basic	$(4.30)	$(2.37)	$(9.40)	$0.67	$0.86
Diluted	$(4.30)	$(2.37)	$(9.40)	$0.65	$0.83
Weighted average common stock outstanding:
Basic	38,552	38,405	38,318	38,179	37,852
Diluted	38,552	38,405	38,318	39,180	39,259

CONSOLIDATED BALANCE SHEET DATA

(in thousands)	December 31,
	2018	2017	2016	2015	2014
Total assets	$853,457	$876,043	$933,554	$1,307,753	$1,250,638
Adjusted working capital (1)	79,853	123,469	138,692	153,626	155,950
Total debt (including current maturities)	168,767	199,410	445,589	432,830	423,945
Preferred stock	402,884	263,317	—	—	—
Capital lease obligation	50,966	9,565	6,245	12,464	1,730
Total stockholders’ (deficit) investment	(52,155)	110,847	197,468	556,439	524,287

(1) Adjusted working capital, calculated as current assets less current liabilities, excluding current maturities of debt and short-term capital lease obligations, is not a financial measure presented in accordance with GAAP. Our management uses adjusted working capital to evaluate how well short-term assets and liabilities are being utilized to run our operations. Our calculation of adjusted working capital excludes current maturities of debt and short-term capital lease obligations (i.e. financing items) from the traditional measure of working capital. Management believes adjusted working capital provides useful supplemental information for investors since it relates purely to the operational aspects of our business. The following is a reconciliation of adjusted working capital from current assets:

(in thousands)	December 31,
	2018	2017	2016	2015	2014
Current assets	$351,038	$398,386	$374,487	$346,564	$349,139
Less: Current liabilities	297,585	287,264	684,037	630,918	617,367
Plus: Short-term capital lease obligation	13,229	2,397	2,653	5,150	233
Plus: Current maturities of debt	13,171	9,950	445,589	432,830	423,945
Adjusted working capital	$79,853	$123,469	$138,692	$153,626	$155,950

ADJUSTED EBITDA
The following is a reconciliation of Adjusted EBITDA from net (loss) income:

	Year Ended December 31,
(In thousands)	2018	2017 (1)	2016 (1)	2015 (1)	2014 (1)

Net (loss) income	$(165,597)	$(91,186)	$(360,320)	$25,620	$32,710
Plus: Total interest expense	116,912	64,049	22,827	19,439	13,363
Plus: (Benefit from) provision for income taxes	(9,814)	(25,191)	(66,281)	17,312	20,243
Plus: Depreciation and amortization	42,767	37,747	38,145	31,626	24,254
Plus: Impairment charges	1,582	4,402	373,661	—	—
Plus: Long-term incentive compensation expenses	2,696	2,450	2,232	2,500	2,255
Plus: Gain on sale of Unitrans	—	(35,440)	—	—	—
Plus: Loss on debt extinguishments	—	15,876	—	—	—
Plus: Corporate restructuring and restatement costs	22,224	32,321	—	—	—
Plus: Operations restructuring costs	4,655	—	—	—	—
Plus: Adjustments for contingent purchase obligations	1,840	—	(2,458)	(2,931)	(1,722)
Adjusted EBITDA(2)	$17,265	$5,028	$7,806	$93,566	$91,103

(1) Adjusted EBITDA for the years ended December 31, 2017, 2016, 2015 and 2014 included Adjusted EBITDA from Unitrans, which was divested in September of 2017, of $6.6 million, $9.3 million, $9.8 million, $7.7 million, respectively.

(2) EBITDA represents earnings before interest, taxes, depreciation and amortization. We use Adjusted EBITDA, which excludes impairment and other non-cash gains and losses, long-term incentive compensation expenses, losses from debt extinguishments, corporate restructuring and restatement costs associated with legal matters (including our internal investigation, SEC compliance, and debt restructuring costs), operations restructuring costs, and adjustments to contingent purchase obligations, as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe Adjusted EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of Adjusted EBITDA eliminates the effects of financing, income taxes, impairments, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. Although our management uses Adjusted EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
This discussion and analysis presents our operating results for each of our three most recent fiscal years and our financial condition as of December 31, 2018. You should read the following discussion and analysis in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes contained elsewhere in this Form 10-K. This discussion and analysis of our financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. “Risk Factors.”
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
Truckload & Express Services. Within our TES segment we serve customers throughout North America. We provide air and ground expedite services, scheduled truckload services, intermodal services, temperature-controlled truckload services, and other truckload and logistics operations services. We specialize in the transport of automotive and industrial parts, frozen and refrigerated foods including dairy, poultry and meat, and consumer products including foods and beverages. Our Active On-Demand ground and air expedited services business features proprietary bid technology supported by our fleets of ground and air assets. Roadrunner Intermodal Services and Roadrunner Temperature Controlled businesses provide specialized truckload services to beneficial cargo owners and freight management partners and brokers. We believe this array of technology, services, and specialization best serves our customers and provides us with more consistent shipping volumes in any given year.
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
Ascent Global Logistics. Within our Ascent segment, we offer a full portfolio of domestic and international transportation and logistics solutions, including access to cost-effective and time-sensitive modes of transportation within our broad network. Ascent provides domestic freight management solutions including asset-backed truckload brokerage, specialized/heavy haul, LTL shipment execution, LTL carrier rate negotiations, access to our TMS and freight audit/payment. Ascent also provides clients with international freight forwarding, customs brokerage, regulatory compliance services and project management. We also specialize in retail consolidation, with approximately 2.3 million square feet of our own food-grade warehousing space (both dry and temperature controlled) and full truckload consolidation to retailers to improve OTIF compliance. We serve our customers through either our direct sales force or through a network of independent agents. Our customized Ascent offerings are designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service.
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
We have four reporting units for our three segments: one reporting unit for our TES segment; one reporting unit for our LTL segment; and two reporting units for our Ascent segment, which are the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit.
In connection with the change in segments, we conducted an impairment analysis as of January 1, 2018 and determined there was no impairment. We also conducted our annual goodwill impairment analysis for each of our four reporting units as of July 1, 2018 and determined that the fair values of the TES, Domestic and International Logistics, and Warehousing & Consolidation reporting units exceeded their respective carrying values by 5.1%, 12.8%, and 112.2%, respectively; thus no impairment was indicated for these reporting units. The LTL reporting unit had no remaining goodwill as of July 1, 2018.
The table below provides a sensitivity analysis for the TES, Domestic and International Logistics, and Warehousing & Consolidation reporting units, which shows the estimated fair value impacts related to a 50-basis point increase or decrease in the discount and long-term growth rates used in the valuation as of July 1, 2018.

Approximate Percent Change in Estimated Fair Value
	+/- 50 bps Discount Rate	+/- 50bps Growth Rate

TES reporting unit	(5.4%) / 5.0%	3.6% / (3.2%)
Domestic and International Logistics reporting unit	(5.6%) / 4.9%	3.5% / (2.8%)
Warehousing & Consolidation reporting unit	(4.3%) / 4.3%	3.1% / (3.1%)
The sale of Unitrans, which was included in the Domestic and International Logistics reporting unit, resulted in an incremental impairment analysis on the remaining net assets of the Domestic and International Logistics reporting unit. We evaluated the remaining carrying value of the Domestic and International Logistics reporting unit and compared it to the fair value of the remaining businesses in the Domestic and International Logistics reporting unit. As a result of this evaluation, we determined the carrying value exceeded the fair value and recorded a $4.4 million impairment charge in the third quarter of 2017 within our Ascent segment.
As a result of the first step of our goodwill impairment analysis as of July 1, 2016, we determined that the fair value of the Domestic and International Logistics reporting unit exceeded its carrying value by 8.4%; thus, no impairment was indicated for this reporting unit. However, resulting from a combination of the weakened environment, the inability to meet forecast results, and the lower share price, we determined that the fair value of the TES, LTL, and Warehousing & Consolidation reporting units were less than their respective carrying values, requiring us to perform the second step of the goodwill impairment analysis for our TES, LTL, and Warehousing & Consolidation reporting units. We completed the second step of the goodwill impairment analysis for our TES, LTL, and Warehousing & Consolidation reporting units and recorded in the third quarter of 2016 non-cash goodwill impairment charges of $132.4 million, $197.3 million, and $42.4 million for our TES, LTL, and Warehousing & Consolidation reporting units, respectively.
Other intangible assets recorded consist primarily of definite lived customer relationships. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indicators of impairment were identified in connection with the shut-down of one of our business operations within the TES segment and as a result, $1.6 million of non-cash impairment charges were recorded in the fourth quarter of 2016. We identified indicators of impairment with certain other business operations and performed the required impairment analysis, but no impairment was identified.
Revenue Recognition (effective January 1, 2018)
Our revenues are primarily derived from transportation services which includes providing freight and carrier services both domestically and internationally via land, air, and sea. We disaggregate revenue among our three segments, TES, LTL and Ascent, as presented in Note 15, Segment Reporting, to our consolidated financial statements.
Performance Obligations - A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The terms and conditions of our agreements with customers are generally consistent within each segment. The transaction price is typically fixed and determinable and is not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 60 days from the date of invoice. Our transportation service is a promise to move freight to a customer’s destination, with the transit period typically being less than one week. We view the transportation service we provide to our customers as a single performance obligation. This performance obligation is satisfied and recognized in revenue over the requisite transit period as the customer’s goods move from origin to destination. We determine the period to recognize revenue in transit based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and the percentage of completion as of the reporting date requires management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of goods and services to our customers as our obligation is performed over the transit period.
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
Contract Balances and Costs - We apply the practical expedient in Topic 606 that permits us to not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the period as our contracts have an expected length of one year or less. We also apply the practical expedient in Topic 606 that permits the recognition of incremental costs of obtaining contracts as an expense when incurred if the amortization period of such costs is one year or less. These costs are included in purchased transportation costs in the consolidated financial statements.
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

•
the Series D Preferred Stock using a static discounted cash flow approach, where the expected redemption value of the instrument is based on the value of our stock as of the measurement date grown at the risk-free rate; and

•
the Series E and E-1 Preferred Stock via application of both (i) a static discounted cash flow approach and (ii) a lattice model that takes into consideration our call right on this instrument based on simulated future interest rates.

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
Rights Offering
On February 26, 2019, we closed our previously announced fully backstopped $450 million rights offering, pursuant to which we issued and sold an aggregate of 900 million new shares of our common stock at the subscription price of $0.50 per share. The net proceeds from the rights offering and backstop commitment were used to, among other things, fully redeem the outstanding shares of our preferred stock and to pay related accrued and unpaid dividends. See Note 17 to our consolidated financial statements included elsewhere in this Form 10-K for additional information
Sale of Unitrans
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

(In thousands, except for %’s)	Year ended December 31, 2018
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$1,207,677	54.5%	$452,281	20.4%	$573,072	25.9%	$(16,889)	$2,216,141
Operating expenses:
Purchased transportation costs	791,237	65.5%	323,019	71.4%	421,048	73.5%	(16,889)	1,518,415
Personnel and related benefits	160,547	13.3%	70,551	15.6%	52,273	9.1%	26,382	309,753
Other operating expenses (1)	223,407	18.5%	81,749	18.1%	66,237	11.6%	30,730	402,123
Depreciation and amortization	28,807	2.4%	3,854	0.9%	5,049	0.9%	5,057	42,767
Impairment charges	1,582	0.1%	—	—%	—	—%	—	1,582
Total operating expenses	1,205,580	99.8%	479,173	105.9%	544,607	95.0%	45,280	2,274,640
Operating income (loss)	2,097	0.2%	(26,892)	(5.9)%	28,465	5.0%	(62,169)	(58,499)
Total interest expense								116,912
Loss before income taxes								(175,411)
Benefit from income taxes								(9,814)
Net loss								$(165,597)

(In thousands)	Year ended December 31, 2018
	TES	LTL	Ascent	Corporate/ Eliminations	Total
Net (loss) income	$1,782	$(27,009)	$28,226	$(168,596)	$(165,597)
Plus: Total interest expense	315	117	108	116,372	116,912
Plus: Benefit from income taxes	—	—	131	(9,945)	(9,814)
Plus: Depreciation and amortization	28,807	3,854	5,049	5,057	42,767
Plus: Fleet impairment charges	1,582	—	—	—	1,582
Plus: Long-term incentive compensation expenses	—	—	—	2,696	2,696
Plus: Operations restructuring costs	4,655	—	—	—	4,655
Plus: Corporate restructuring and restatement costs	—	—	—	22,224	22,224
Plus: Adjustments for contingent purchase obligation	—	—	—	1,840	1,840
Adjusted EBITDA(3)	$37,141	$(23,038)	$33,514	$(30,352)	$17,265

(In thousands, except for %’s)	Year ended December 31, 2017
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$1,067,145	51.0%	$463,519	22.2%	$570,223	27.3%	$(9,596)	$2,091,291
Operating expenses:
Purchased transportation costs	690,620	64.7%	331,177	71.4%	418,170	73.3%	(9,589)	1,430,378
Personnel and related benefits	150,581	14.1%	70,521	15.2%	58,196	10.2%	17,627	296,925
Other operating expenses (2)	194,420	18.2%	83,851	18.1%	60,997	10.7%	19,023	358,291
Depreciation and amortization	25,535	2.4%	4,353	0.9%	5,965	1.0%	1,894	37,747
Impairment charges	—	—%	—	—%	4,402	0.8%	—	4,402
Total operating expenses	1,061,156	99.4%	489,902	105.7%	547,730	96.1%	28,955	2,127,743
Operating income (loss)	5,989	0.6%	(26,383)	(5.7)%	22,493	3.9%	(38,551)	(36,452)
Total interest expense								64,049
Loss on early extinguishment of debt								15,876
Loss before income taxes								(116,377)
Benefit from income taxes								(25,191)
Net loss								$(91,186)

(In thousands)	Year ended December 31, 2017
	TES	LTL	Ascent	Corporate/ Eliminations	Total	Less: Unitrans	Total w/o Unitrans
Net (loss) income	$6,033	$(26,578)	$22,350	$(92,991)	$(91,186)	$3,497	$(94,683)
Plus: Total interest expense	(44)	195	143	63,755	64,049	—	64,049
Plus: Benefit from income taxes	—	—	—	(25,191)	(25,191)	2,295	(27,486)
Plus: Depreciation and amortization	25,535	4,353	5,965	1,894	37,747	819	36,928
Plus: Impairment charges	—	—	4,402	—	4,402	—	4,402
Plus: Long-term incentive compensation expenses	—	—	—	2,450	2,450	—	2,450
Plus: Gain on sale of Unitrans	—	—	—	(35,440)	(35,440)	—	(35,440)
Plus: Loss on debt extinguishments	—	—	—	15,876	15,876	—	15,876
Plus: Corporate restructuring and restatement costs	—	—	—	32,321	32,321	—	32,321
Adjusted EBITDA(3)	$31,524	$(22,030)	$32,860	$(37,326)	$5,028	$6,611	$(1,583)
Note: Adjusted EBITDA for the Ascent segment for the year ended December 31, 2017, excluding Unitrans, was $26.2 million.

(In thousands, except for %’s)	Year ended December 31, 2016
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$990,665	48.7%	$461,540	22.7%	$597,159	29.4%	$(16,164)	$2,033,200
Operating expenses:
Purchased transportation costs	613,847	62.0%	320,439	69.4%	445,935	74.7%	(16,166)	1,364,055
Personnel and related benefits	146,494	14.8%	67,663	14.7%	59,648	10.0%	12,329	286,134
Other operating expenses	187,009	18.9%	75,674	16.4%	70,675	11.8%	41,621	374,979
Depreciation and amortization	25,872	2.6%	4,052	0.9%	6,688	1.1%	1,533	38,145
Impairment charges	133,988	13.5%	197,312	42.8%	42,361	7.1%	—	373,661
Total operating expenses	1,107,210	111.8%	665,140	144.1%	625,307	104.7%	39,317	2,436,974
Operating income (loss)	(116,545)	(0.3)%	(203,600)	(4.4)%	(28,148)	5.1%	(55,481)	(403,774)
Total interest expense								22,827
Loss before income taxes								(426,601)
Benefit from income taxes								(66,281)
Net loss								$(360,320)

(In thousands)	Year ended December 31, 2016
	TES	LTL	Ascent	Corporate/ Eliminations	Total	Less: Unitrans	Total w/o Unitrans
Net (loss) income	$(116,482)	$(203,882)	$(28,300)	$(11,656)	$(360,320)	$5,025	$(365,345)
Plus: Total interest expense	(63)	282	152	22,456	22,827	—	22,827
Plus: (Benefit from) provision for income taxes	—	—	—	(66,281)	(66,281)	3,106	(69,387)
Plus: Depreciation and amortization	25,872	4,052	6,688	1,533	38,145	1,150	36,995
Plus: Impairment charges	133,988	197,312	42,361	—	373,661	—	373,661
Plus: Long-term incentive compensation expenses	—	—	—	2,232	2,232	—	2,232
Plus: Adjustments for contingent purchase obligation	(2,458)	—	—	—	(2,458)	—	(2,458)
Adjusted EBITDA(3)	$40,857	$(2,236)	$20,901	$(51,716)	$7,806	$9,281	$(1,475)
Note: Adjusted EBITDA for the Ascent segment for the year ended December 31, 2016, excluding Unitrans, was $11.6 million.

(1) Operations restructuring costs of $4.7 million are included in other operating expenses within the TES segment. See Note 16 to our consolidated financial statements included elsewhere in this Form 10-K for additional information.

(2) The gain from sale of Unitrans of $35.4 million is included in other operating expenses within Corporate. See Note 3 to our consolidated financial statements included elsewhere in this Form 10-K for additional information.

(3) EBITDA represents earnings before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as EBITDA excluding impairment and other non-cash gains and losses, other long-term incentive compensation expenses, losses from debt extinguishments, corporate restructuring and restatement costs associated with legal matters (including our internal investigation, SEC compliance, and debt restructuring costs), operations restructuring costs, and adjustments to contingent purchase obligations. We use Adjusted EBITDA as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe Adjusted EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of Adjusted EBITDA eliminates the effects of financing, income taxes, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. Although our management uses Adjusted EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

A summary of operating statistics for our LTL segment for the years ended December 31 is shown below:

	2018	2017	% Change
Revenue	$452,281	$463,519	(2.4)%
Less: Backhaul Revenue	(7,336)	—
Less: Eliminations	—	243
Adjusted Revenue(1)	444,945	463,762	(4.1%)

Adjusted Revenue excluding fuel(1)	390,224	409,333	(4.7%)

Adjusted Revenue per hundredweight (incl. fuel)	$21.33	$20.02	6.6%
Adjusted Revenue per hundredweight (excl. fuel)	$18.71	$17.67	5.9%
Adjusted Revenue per shipment (incl. fuel)	$243.69	$217.31	12.1%
Adjusted Revenue per shipment (excl. fuel)	$213.74	$191.80	11.4%
Weight per shipment (lbs.)	1,143	1,086	5.3%
Shipments per day	7,159	8,369	(14.5%)

(1) Our management uses Adjusted Revenue and Adjusted Revenue excluding fuel to calculate the above statistics as they believe it is a more useful measure to investors since backhaul revenue and eliminations are not included in our LTL standard pricing model which is based on weights and shipments.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Consolidated Results
Our consolidated revenues increased to $2,216.1 million in 2018 compared to $2,091.3 million in 2017. Higher revenues in the TES and Ascent segments contributed to the increase, which were partially offset by lower revenue in the LTL segment. Unitrans contributed revenue of $67.6 million to the Ascent segment in 2017.
Our consolidated operating loss increased to $58.5 million in 2018 compared to $36.5 million in 2017. The operating loss in 2018 included operations restructuring costs of $4.7 million related to the restructuring of our temperature-controlled truckload business and asset impairment charges of $1.6 million. The operating loss in 2017 included a $35.4 million gain on the sale of Unitrans and goodwill impairment charges of $4.4 million. Lower consolidated operating results in 2018 were attributable higher corporate expenses and lower results in our TES and LTL segments, partially offset by an improvement in operating results within our Ascent segment. Unitrans contributed operating income of $5.8 million to the Ascent segment in 2017.
Our consolidated net loss was $165.6 million in 2018 compared to $91.2 million in 2017. In addition to the operating results within our segments and corporate, our net loss was impacted by higher interest expense of $52.9 million, partially offset by the absence of a loss from debt extinguishment of $15.9 million in 2017.
Interest expense increased to $116.9 million in 2018 from $64.0 million in 2017 due to higher interest expense from our preferred stock, partially offset by lower interest expense on debt attributable to a lower principal balance. Included in interest expense from preferred stock was higher expense of $86.2 million due to the change in the fair value of the preferred stock, partially offset by $15.0 million of lower interest expense from preferred stock issuance costs.
Income tax benefit was $9.8 million in 2018 compared to $25.2 million in 2017. The effective tax rate was 5.6% in 2018 and 21.6% in 2017. The annual effective income tax rate varies from the federal statutory rate of 21.0% and 35.0%, respectively, primarily due to state income taxes (net of federal tax effect), adjustments for permanent differences (primarily the non-deductible interest expense associated with our preferred stock), and adjustments to the valuation allowance. Additionally, for 2017, our income tax benefit and effective tax rate were impacted by a basis difference related to the sale of Unitrans, a one-time tax benefit recorded as a result of recalculating the carrying value of our deferred tax assets and liabilities to reflect the reduced 21% U.S. federal corporate tax rate effective January 1, 2018 pursuant to the Tax Reform Act, and non-deductible goodwill impairment charges.
The rest of our discussion will focus on the operating results of our three segments:
Truckload & Express Services
Operating results in our TES segment declined to operating income of $2.1 million in 2018 compared to $6.0 million in 2017. TES revenues increased $140.5 million while purchased transportation costs increased $100.6 million. TES revenues were higher due primarily to increased ground and air expedited freight and related brokerage coupled with a strong demand environment which drove higher rates across most of the segment. Purchased transportation costs and yield were negatively impacted by capacity reductions in intermodal services and over-the-road operations, including dry van and temperature controlled. Operating results in 2018 included the restructuring of our temperature-controlled truckload business, which resulted in operations restructuring costs of $4.7 million related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets to fair market value. Also included in TES operating results for 2018 was an asset impairment charge of $1.6 million related to tractors that were classified as "held for sale." TES personnel and related benefits increased $10.0 million due primarily to higher driver wages, while other operating expenses increased $29.0 million. The increase in TES operating expenses was due to increased equipment lease and maintenance costs of $8.9 million, higher IT costs of $5.3 million, the previously mentioned operations restructuring costs of $4.7 million, and higher fuel costs of $4.0 million.
Less-than-Truckload
Operating results in our LTL segment declined slightly to an operating loss of $26.9 million in 2018 compared to an operating loss of $26.4 million in 2017. LTL revenues decreased $11.2 million due to a decrease in shipping volumes and a reduction in selected service areas in order to eliminate unprofitable freight and focus on key lanes, partially offset by higher rates and fuel surcharge revenue. Purchased transportation costs decreased $8.2 million, which were driven by a decrease in shipping volumes, partially offset by market conditions resulting in rate increases from purchase power providers and higher spot prices paid to brokers which negatively impacted linehaul expense. LTL personnel and related benefits were flat year over year while other operating expenses decreased $2.1 million primarily due to lower cargo claims and bad debt expense, partially offset by increased equipment lease costs.
Ascent Global Logistics
Operating results improved in our Ascent segment as operating income was $28.5 million in 2018 compared to $22.5 million in 2017. Operating results in 2017 included $5.8 million of operating income from Unitrans which was sold in the third quarter of

2017 and a goodwill impairment charge of $4.4 million which resulted from comparing the remaining carrying value of goodwill for the Domestic and International Logistics reporting unit after the sale of Unitrans. Excluding Unitrans and the impact of the goodwill impairment charge, improved Ascent operating results were driven by growth in our retail consolidation business and our domestic freight management business, partially offset by a slight decline in international freight forwarding. Ascent revenues increased $2.8 million in 2018 compared to 2017 due to higher revenue from domestic freight management (truckload and LTL brokerage) and retail consolidation (growth from existing and new customers). Included in Ascent revenue in 2017 was $67.6 million of revenue from Unitrans. Ascent personnel and related benefits decreased $5.9 million primarily due to the absence of Unitrans in 2018. Excluding the impact of Unitrans, personnel and related benefits increased $3.9 million. Other operating expenses increased $5.2 million primarily due to increased IT costs of $4.1 million and higher commissions of $2.2 million, partially offset by lower bad debt expense of $1.8 million.
Other Operating Expenses
Other operating expenses that were not allocated to our TES, LTL, or Ascent segments increased to $30.7 million in 2018 compared to $19.0 million in 2017, primarily due to a $35.4 million gain on the sale of Unitrans in September of 2017. Also included in other operating expenses are corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, and SEC and accounting compliance of $22.2 million and $32.3 million in 2018 and 2017, respectively. Also impacting 2018 were lower insurance claims reserves of $7.6 million and lower legal settlements of $5.2 million.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Consolidated Results
Our consolidated revenues increased to $2,091.3 million in 2017 compared to $2,033.2 million in 2016. Higher revenues in the TES and LTL segments contributed to the increase, which were partially offset by lower revenue in the Ascent segment. Excluding the revenue from Unitrans of $67.6 million in 2017, revenue increased in the Ascent segment.
Consolidated operating results improved to an operating loss of $36.5 million in 2017 from an operating loss of $403.8 million in 2016. Operating loss in 2017 included a $35.4 million gain on the sale of Unitrans and impairment charges of $4.4 million, while the operating loss in 2016 included impairment charges of $373.7 million. In 2017 and 2016, we recorded total impairment charges of $4.4 million and $373.7 million, respectively. The impairment charge recognized in 2017 was attributable to our Ascent reporting unit and was the result of evaluating the remaining carrying value of goodwill for the Ascent reporting unit after the sale of Unitrans. As a result of this evaluation, we determined the remaining carrying value exceeded the fair value and recorded a $4.4 million non-cash goodwill impairment charge in the third quarter of 2017. As a result of the goodwill impairment analysis performed during 2016, non-cash goodwill impairment charges of $132.4 million, $197.3 million, and $42.4 million were recognized for our TES, LTL, and Warehousing & Consolidation reporting units, respectively. Other intangible assets consist primarily of definite lived customer relationships. Indicators of impairment were identified in connection with the shut-down of one of our business operations, and as a result, a non-cash impairment charge for the customer relationship intangible of $1.6 million was recorded in 2016 for our TES segment.
Our consolidated net loss was $91.2 million in 2017 and $360.3 million in 2016 resulting from the factors described above. In addition to the items previously discussed, net loss in 2017 was also impacted by a $15.9 million loss from debt extinguishment associated with the repayment of our prior senior credit facility and the payment of early redemption premiums on our preferred stock.
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
The rest of our discussion will focus on the operating results of our three segments:
Truckload & Express Services
Operating results in our TES segment improved to operating income of $6.0 million in 2017 from an operating loss of $116.5 million in 2016. TES operating loss in 2016 included impairment charges of $134.0 million. TES revenues increased by $76.4 million primarily due to an increase in ground and air expedited freight, partially offset by lower revenues from temperature control and intermodal customers. Purchased transportation costs increased by $76.8 million primarily due to an increase in ground and air expedited freight costs. TES personnel and related benefits increased $4.1 million due primarily to higher driver wages, while other operating expenses increased by $7.4 million primarily due to increased fuel costs of $9.3 million and higher claims expense of $9.2 million, partially offset by a decrease in bad debt expense of $6.7 million.
Less-than-Truckload
Operating results in our LTL segment improved to an operating loss of $26.4 million in 2017 from an operating loss of $203.6 million in 2016. LTL operating loss in 2016 included impairment charges of $197.3 million. LTL revenues increased by $2.0 million in 2017 when compared to 2016. LTL revenues were favorably impacted by revenue from new customers, partially offset by lower volumes across our customer base. Purchased transportation costs increased by $10.8 million due to higher purchased power spot prices, which negatively impacted linehaul expense, partially offset by lower volumes. LTL personnel and related benefits increased $2.9 million while other operating expenses increased $8.2 million primarily due to increased bad debt expense of $3.4 million and equipment lease and maintenance costs of $1.7 million.
Ascent Global Logistics

Operating results improved in our Ascent segment as operating income increased to $22.5 million in 2017 from an operating loss of $28.1 million in 2016. Ascent operating loss in 2016 included impairment charges of $42.4 million. Ascent revenues decreased by $27.0 million in 2017 compared to 2016 while purchased transportation costs decreased by $27.7 million. Both decreases were primarily due to the absence of revenue and purchased transportation costs in the fourth quarter of 2017 associated with Unitrans, which was sold in the third quarter of 2017, partially offset by an increase in volumes from international freight forwarding customers. The absence of Unitrans in the fourth quarter of 2017 also contributed to lower personnel and related benefits of $1.5 million and lower other operating expenses of $9.7 million. Also impacting lower other operating expenses were lower losses from the sale of property and equipment of $2.8 million and lower bad debt expense of $1.9 million.
Other Operating Expenses
Other operating expenses that were not allocated to our TES, LTL, or Ascent segments decreased $22.6 million in 2017, primarily due to a $35.4 million gain on the sale of Unitrans in September 2017 and lower equipment lease expense of $14.0 million, partially offset by restructuring and restatement costs of $32.3 million incurred in 2017 associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our credit facilities, the issuance of preferred stock, and cash flows from operations. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness and finance capital expenditures. As of December 31, 2018, we had $11.2 million in cash and cash equivalents. Our ability to access our cash may be limited from time to time if doing so would result in a default under our credit facilities, as was the case in September 2018, when our lenders agreed to waive the resulting default as reported in our Current Report on Form 8-K filed on September 20, 2018. We may also decide to divest business units to further reduce our indebtedness, and/or reinvest in our business. Further, depending on market conditions, we may from time to time issue new equity or debt, in private or public offerings, to finance acquisitions, strengthen our balance sheet, reduce our cost of capital or fund capital expenditures.
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
On March 1, 2018, we entered into the Series E-1 Investment Agreement with Elliott, pursuant to which we agreed to issue and sell to Elliott from time to time until July 30, 2018, an aggregate of up to 54,750 shares of Series E-1 Preferred Stock at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which we issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. The proceeds of the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support our current operations and future growth and to repay a portion of the indebtedness under the Prior ABL Facility as required by the credit agreement governing that facility.
On April 24, 2018, the parties held a closing pursuant to the Series E-1 Investment Agreement, pursuant to which we issued and sold to Elliott 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of approximately $17.5 million. The proceeds of the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support our current operations and future growth and to repay a portion of the indebtedness under the Prior ABL Facility as required by the credit agreement governing that facility.
On August 3, 2018, September 19, 2018, November 8, 2018, and January 9, 2019, we entered into amendments to the Series E-1 Investment Agreement, which, among other things, (i) extended the termination date thereunder from July 30, 2018 to March 2, 2019 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million, and (ii) provided that if the Series E-1 Investment Agreement was not already terminated, the Series E-1 Investment Agreement would automatically terminate upon the Rights Offering Effective Date (as defined in the Prior ABL Facility). Upon the closing of the rights offering described elsewhere in this Form 10-K, the Series E-1 Investment Agreement was automatically terminated.

Certain terms of the outstanding preferred stock as of December 31, 2018 are as follows:

	Series B	Series C	Series D	Series E	Series E-1
Shares at $0.01 Par Value at Issuance	155,000	55,000	100	90,000	35,728
Shares Outstanding at December 31, 2018	155,000	55,000	100	37,500	35,728
Price / Share	$1,000	$1,000	$1.00	$1,000	$1,000/$960
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.
Dividend Rate at December 31, 2018	17.780%	17.780%	N/A	16.030%	16.030%
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%
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
On July 21, 2017, we entered into the Prior ABL Facility. We used the initial proceeds from the Prior ABL Facility for working capital purposes and to redeem all of the outstanding shares of our Series F Preferred Stock.
The Prior ABL Facility consisted of a:

•	$200.0 million asset-based revolving line of credit, of which $20.0 million may be used for swing line loans and $30.0 million may be used for letters of credit;

•	$56.8 million term loan facility; and

•	$35.0 million asset-based facility available to finance future capital expenditures, which was subsequently terminated before being utilized.
We initially borrowed $141.7 million under the revolving line of credit and $56.8 million under the term loan facility. As of December 31, 2018, total availability under the Prior ABL Facility was $31.2 million but we could not draw more than $11.8 million as of that date to maintain at least $19.4 million of Adjusted Excess Availability in order to avoid the commencement of a Fixed Charge Trigger Period.
On February 28, 2019, we and our direct and indirect domestic subsidiaries entered into the ABL Credit Facility. The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for FILO Loans (as defined in the ABL Credit Agreement), (ii) $20.0 million may be used for Swing Line Loans (as defined in the ABL Credit Agreement), and (iii) $30.0 million may be used for letters of credit. The ABL Credit Agreement provides that the revolving line of credit may be increased by up to an additional $100.0 million under certain circumstances. The ABL Credit Facility matures on February 28, 2024.

On February 28, 2019, we and our direct and indirect domestic subsidiaries entered into the Term Loan Credit Facility. The Term Loan Credit Facility consists of an approximately $61.1 million term loan facility, consisting of (i) approximately $40.3 million of Tranche A Term Loans (as defined in the Term Loan Credit Agreement), (ii) approximately $2.5 million of Tranche A FILO Term Loans (as defined in the Term Loan Credit Agreement), (iii) approximately $8.3 million of Tranche B Term Loans (as defined in the Term Loan Credit Agreement), and (iv) a $10.0 million asset-based facility available to finance future capital expenditures. The Term Loan Credit Facility matures on February 28, 2024.
See Note 5, Debt, and Note 6, Preferred Stock, to our consolidated financial statements in this Form 10-K for additional information regarding the Prior ABL Facility and preferred stock, respectively. We do not believe that the limitations imposed by the terms of our debt agreement have any significant impact on our liquidity, financial condition or results of operations. We believe that these resources, along with the net proceeds from the rights offering described below, will be sufficient to meet our working capital, debt service, and capital investment obligations for the foreseeable future.
Rights Offering
On September 19, 2018, we filed a registration statement on Form S-1 with the SEC for a rights offering to raise $450 million. The purpose of the rights offering was to deleverage our balance sheet and provide us with additional liquidity to fund our operations. On December 10, 2018, we filed Pre-Effective Amendment No. 1 to our registration statement on Form S-1 with the SEC to, among other things, specify that the rights offering would consist of an aggregate of 900,000,000 new shares of our common stock issuable upon exercise of rights at a subscription price equal to $0.50 per share.
On November 8, 2018, in connection with the rights offering, we entered into the Standby Purchase Agreement with Elliott to ensure that the rights offering was fully subscribed and that we raised $450 million.
On December 19, 2018, we held our 2018 Annual Meeting of Stockholders at which our stockholders approved, among other proposals, the following proposals in connection with the proposed rights offering: (i) an amendment to our Amended and Restated Certificate of Incorporation authorizing additional shares of our common stock for issuance in the rights offering, (ii) the rights offering, (iii) the Standby Purchase Agreement and potential change of control that may result from the purchase of shares of our common stock by Elliott, and (iv) amendments to our Amended and Restated Certificate of Incorporation to implement certain corporate governance changes requested by Elliott in connection with providing the backstop commitment.
On January 11, 2019, we filed Pre-Effective Amendment No. 2 to our registration statement on Form S-1 with the SEC, which registration statement on Form S-1 became effective on January 31, 2019. In the rights offering, we distributed to stockholders of record as of January 30, 2019 (the “record date”) transferable subscription rights to purchase an aggregate of 900,000,000 new shares of our common stock. Each stockholder received one right for every share of common stock such holder owned on the record date. Each transferable subscription right entitled the holder to purchase approximately 23.1379497159 shares of our common stock at a subscription price of $0.50 per share (the “basic subscription right”). Holders who fully exercised their basic subscription rights were entitled to subscribe for additional shares of our common stock that remain unsubscribed as a result of any unexercised basic subscription rights (the “over-subscription right”). The over-subscription right allowed a holder to subscribe for additional shares of our common stock up to the number of shares purchased under such holder’s basic subscription right at the subscription price. Elliott agreed to exercise its basic subscription rights in full and purchase all unsubscribed shares of common stock in the rights offering pursuant to the backstop commitment, although Elliott was not entitled to the over-subscription privilege. We obtained the backstop commitment from Elliott to ensure that the rights offering would be fully subscribed and that we would raise $450 million in gross proceeds.
On February 26, 2019, we closed the right offering. An aggregate of 177,676,223 shares of our common stock were purchased pursuant to the exercise of basic subscription rights and over-subscription rights from stockholders of record during the subscription period, including from the exercise of basic subscription rights by Elliott. In addition, Elliott purchased an aggregate of 722,323,777 additional shares pursuant to the backstop commitment from Elliott. Overall, Elliott purchased a total of 843,632,693 shares of our common stock in the rights offering between its basic subscription rights and the backstop commitment, and following the closing of the rights offering beneficially owned approximately 90.4% of our common stock.
The net proceeds from the rights offering and backstop commitment were used to fully redeem the outstanding shares of our preferred stock and to pay related accrued and unpaid dividends. Proceeds were also used to pay fees and expenses in connection with the rights offering and backstop commitment. We retained in excess of $30 million of net cash proceeds to be used for general corporate purposes. The purpose of the rights offering was to improve and simplify our capital structure in a manner that gave our existing stockholders the opportunity to participate on a pro rata basis.
Trading of the Company's common stock on the New York Stock Exchange
On October 4, 2018 we received a notice from the NYSE that we had fallen below the NYSE’s continued listing standards relating to minimum average global market capitalization and total stockholders’ investment, which require that either our average global market capitalization be not less than $50 million over a consecutive 30 trading day period, or our total stockholders’ investment be not less than $50 million. Pursuant to the NYSE continued listing standards, we timely notified the NYSE that we intended to submit a plan to the NYSE demonstrating how we intend to regain compliance with the continued listing standards within the required 18-month timeframe. We timely submitted our plan, which was subsequently accepted by the NYSE. During the 18-month cure period, our shares will continue to be listed and traded on the NYSE, subject to our compliance with other listing standards. The NYSE notification does not affect our business operations or our SEC reporting requirements.
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
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$5,594	$(45,552)	$28,854
Investing activities	(22,715)	77,631	(9,593)
Financing activities	2,598	(35,890)	2,322
Net change in cash and cash equivalents	$(14,523)	$(3,811)	$21,583
Cash Flows from Operating Activities
Cash provided by operating activities was $5.6 million during 2018. The difference between our $165.6 million net loss and the $5.6 million of cash provided by operating activities during 2018 was primarily attributable to the change in the fair value of our preferred stock of $104.6 million, and $43.5 million of depreciation and amortization expense, partially offset by a deferred tax benefit of $10.6 million. The remainder is primarily attributable to changes in working capital.
Cash used in operating activities was $45.6 million in 2017. The difference between our $91.2 million net loss and the $45.6 million of cash used in operating activities during 2017 was primarily attributable to $38.9 million of depreciation and amortization expense, the change in the fair value of our preferred stock of $18.4 million, and an impairment charge of $4.4 million, partially offset by a deferred tax benefit of $27.1 million. The remainder is primarily attributable to changes in working capital.
Cash provided by operating activities was $28.9 million in 2016. The difference between our $360.3 million net loss and the $28.9 million of cash provided by operating activities during 2016 was primarily attributable to $373.7 million of non-cash impairment charges and $40.7 million of depreciation and amortization expense, partially offset by a deferred tax benefit of $43.4 million. The remainder is primarily attributable to changes in working capital.
Cash Flows from Investing Activities
Cash used in investing activities was $22.7 million during 2018, which reflects $25.5 million of capital expenditures used to support our operations. These capital expenditures were partially offset by the proceeds from the sale of equipment of $2.8 million. We expect to use approximately $20 million of cash in 2019 to fund expected total capital expenditures of $60 to $70 million, excluding conversions of operating leases to capital leases. A majority of our 2019 capital expenditures are expected to be funded with capital leases as opposed to up-front cash.
Cash provided by investing activities was $77.6 million in 2017, which reflects $88.5 million of proceeds from the sale of Unitrans, which was partially offset by $14.5 million of capital expenditures used to support our operations. These capital expenditures were partially offset by proceeds from the sale of equipment of $3.6 million.
Cash used in investing activities was $9.6 million in 2016, which reflects $17.6 million of capital expenditures used to support our operations. These payments were offset by proceeds from the sale of equipment of $7.0 million and proceeds from the sale of non-core business of $1.0 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $2.6 million during 2018, which primarily reflects the issuance of Series E-1 Preferred Stock of $35.0 million and net proceeds from insurance premium financing of $5.6 million, partially offset by a reduction in borrowings of $31.0 million and a reduction of our capital lease obligation of $5.5 million.
Cash used in financing activities was $35.9 million during 2017, which primarily reflects issuance costs from debt and preferred stock of $20.8 million, debt extinguishment costs of $11.0 million, and a reduction of capital lease obligations of $3.7 million.
Cash provided by financing activities was $2.3 million in 2016, which primarily reflects net borrowings of $11.1 million under our prior credit facility, which were offset by a reduction of capital lease obligations of $5.1 million, the payment of contingent purchase obligations of $2.5 million, and issuance costs of $0.9 million associated with the amendments to our prior credit agreement.

Quarterly Results of Operations
The following table presents unaudited consolidated statement of operations data for each of the four quarters ended December 31, 2018 and 2017. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2018:
Total revenues	$569,984	$558,026	$536,584	$551,547
Net revenues (total revenues less purchased transportation costs)	169,021	177,954	170,906	179,845
Total interest expense	9,543	34,232	35,798	37,339
Loss before income taxes	(22,973)	(45,607)	(46,619)	(60,212)
Net loss available to common stockholders	(23,643)	(41,955)	(41,561)	(58,438)
Loss per share:
Basic	$(0.61)	$(1.09)	$(1.08)	$(1.52)
Diluted	$(0.61)	$(1.09)	$(1.08)	$(1.52)

2017:
Total revenues	$478,920	$530,579	$521,433	$560,359
Net revenues (total revenues less purchased transportation costs)	162,635	172,147	162,953	163,178
Total interest expense	6,525	28,355	10,502	18,667
Loss before income taxes	(24,435)	(45,675)	(5,265)	(41,002)
Net loss available to common stockholders	(19,943)	(37,863)	(10,053)	(23,327)
Loss per share:
Basic	$(0.52)	$(0.99)	$(0.26)	$(0.61)
Diluted	$(0.52)	$(0.99)	$(0.26)	$(0.61)
As previously discussed, our operating results in the second quarter of 2018 include operations restructuring costs of $4.7 million. Our operating results in the fourth quarter of 2018 include asset impairment charges of $1.6 million. Our operating results in the third quarter of 2017 include goodwill impairment charges of $4.4 million and the gain from the sale of Unitrans of $35.4 million.

Off-Balance Sheet Arrangements
We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; engage in leasing, hedging, or research and development services; or have other relationships that expose us to liability that is not reflected in the financial statements. However, we provide a guarantee for a portion of the value of certain IC leased tractors. The potential maximum exposure under these lease guarantees was approximately $7.2 million as of December 31, 2018.
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
Not applicable.

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
Background
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, an independent internal investigation was undertaken in 2017 by the Audit Committee of our Board of Directors (the “Audit Committee”), with assistance from outside counsel and outside consultants to provide forensic and investigative support (the “Audit Committee Investigation”) that included detailed reviews of financial records at operating companies and our corporate headquarters.  Based on the Audit Committee Investigation, along with matters identified by the Company’s management and internal audit function, management determined that there were deficiencies in the design and/or execution of internal controls that constituted material weaknesses.
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K for the year ended December 31, 2018, our Chief Executive Officer (“CEO”), serving as our Principal Executive Officer, and our Chief Financial Officer (“CFO”), serving as our Principal Financial Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017 were still present as of December 31, 2018 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
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
Management's Report on Internal Control Over Financial Reporting
Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of the Evaluation Date.

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
We did not maintain an effective control environment to enable the identification and mitigation of risks of material accounting errors as result of the contributing factors to the material weaknesses in the control environment, including:

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
Deficiencies in control activities contributed to material accounting errors identified and corrected prior to 2018. Deficiencies in control activities contributed to the potential for there to have been material accounting errors in substantially all financial statement account balances and disclosures.
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
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018. Deloitte & Touche LLP's opinion, as stated in their report which appears on page 60 of this Form 10-K, is consistent with management's report on internal control over financial reporting as set forth above.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended December 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As discussed above, we have identified material weaknesses in our internal control over financial reporting. Although we have not fully remediated the material weaknesses as of December 31, 2018, we have made, and will continue to make, improvements to our policies and procedures as well as the oversight of these policies and procedures, staffing of positions which play a significant role in internal control. We also have made, and will continue to make, improvements in our communication of relevant and accurate information both internally and externally, identification of risks and enhancement of our risk assessment procedures. Design and implementation of control activities that address objectives and risks will continue in 2019 and subsequent years, as necessary, and we will continue our evaluation and assessment of the control environment and efforts to identify and remediate the underlying causes of the identified material weaknesses. The following provides further details regarding each material weakness identified above and the remedial action taken and planned as of the date of this Form 10-K.
Remediation Plan and Status
Our remediation efforts are ongoing and we will continue our initiatives to implement and document policies, procedures, and internal controls. In the second half of 2018, we intensified our efforts to strengthen our internal control environment and remediate the identified material weaknesses. This remediation effort will be a multi-year process, continuing in 2019 and subsequent years as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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

Control Environment
We have undertaken steps to address material weaknesses in the control environment. Our Chief Executive Officer, President and Chief Operating Officer, General Counsel and Chief Compliance Officer, Chief Financial Officer, Vice President and Corporate Controller, Vice President of Finance and Treasurer, Chief Information Officer, and the Chief Audit Executive are committed to implementing and maintaining an effective control environment that will drive a high level of ethical standards and integrity over internal control over financial reporting. Our Audit Committee, our Board of Directors, and management have emphasized and continue to emphasize the importance of internal control over financial reporting, as well as the integrity of our financial statements. Our executive management team has enhanced compliance with ethical standards by, among other things, issuing and emphasizing corporate governance policies, and improving communication practices among employees with internal control over financial reporting responsibilities as follows:

•
Executive management communicates, and will continue to communicate, steps to ensure a proper, consistent tone throughout our organization, with distinct emphasis on the expectation that control deficiencies will be remediated through the implementation of uniform accounting and internal control policies and procedures with the proper oversight that promotes strict compliance with GAAP and regulatory requirements. Recurring meetings are held with corporate, operations and finance leaders to discuss important Company updates as well as progress on the remediation of material weaknesses and the importance of an effective control environment.

•
Certain policies and procedures have been developed and distributed to applicable personnel across the organization, and additional policies and procedures will be developed and distributed in 2019 and subsequent years as necessary. In order to drive consistency in our reporting across all accounting systems, a standard chart of accounts was developed at the consolidated level.

•
Our internal ethics task force meets at least monthly and includes members from key functional areas who are responsible for reviewing and addressing compliance matters as they arise. Compliance matters and resolutions are regularly shared with Executive Management and reviewed with the Audit Committee on a quarterly basis. Clear and transparent communication with respect to compliance and ethical values continue to emphasize our commitment to ethics and compliance.

•
Finance team members with the appropriate experience, certifications, education, and training for key financial reporting and accounting positions have been hired, promoted or reassigned from within our Company. This has allowed us to initiate selection and development of appropriate policies, procedures, and controls to strengthen our control environment.

•
Executive management continues to evaluate the resources required to right-size our accounting and financial reporting, internal audit, and information technology functions. Evaluation of the effectiveness of these personnel and appropriateness of reporting lines across the Company is ongoing.

•
We have enhanced our compliance practices, including our code of conduct, whistleblower, and ethics policies, which required acknowledgment by all employees in 2018 and will require periodic acknowledgement going forward. Our key executives and finance and operations personnel from our corporate headquarters and operating companies completed quarterly sub-certifications in 2018 to support the CEO/CFO certification as part of our Form 10-Q and Form 10-K filings.

Risk Assessment
We performed monthly detailed reviews of financial records at our corporate headquarters and the operating company level for the purpose of ensuring compliance with GAAP and regulatory compliance requirements, identifying unusual or non-recurring items and correcting accounting errors, if any. We have and will continue to identify risks and enhance risk assessment procedures. This has enabled us to effectively identify and develop controls and procedures to address risks. Our Chief Information Officer continues to assess our information technology control environment and adequacy of personnel, including responding to information technology risks appropriately.
Control Activities
We continue to redesign and implement common internal control activities. In 2018, we established policies and procedures and conducted process and control walkthrough meetings and workshops, sharing best practices over process-level controls and structures and providing guidance to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediating our material weaknesses. This will continue in 2019 and subsequent years as necessary.
Information and Communication
We continue to take steps to enhance our practices related to information and communication. Our senior finance and information technology executives have communicated objectives and developed formal job responsibilities for key roles. The information technology department was reorganized and centralized to better support our business structure. We are evaluating and developing controls to address cyber risk. Operating company restructuring occurred allowing information to be consolidated and communicated more efficiently and effectively. We piloted a new consolidation software solution in 2018, scheduled to be put into service and used to support the consolidation of financial statements for the first quarter of 2019.
Monitoring Activities
In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses, including through the following:

•
We have increased and will continue to evaluate accounting, finance, information technology and internal audit staffing levels to sufficiently address the size, scope, and complexity of our organization.

•
We have developed and continue to implement effective communication plans relating to, among other things, identification of deficiencies and recommendations for corrective actions. These plans will apply to all parties responsible for remediation.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Roadrunner Transportation Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 11, 2019, expressed an unqualified opinion on those financial statements.
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
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 11, 2019

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is included in our definitive Proxy Statement (see Item 10 above), and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is included in our definitive Proxy Statement (see Item 10 above), and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is included in our definitive Proxy Statement (see Item 10 above), and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is included in our definitive Proxy Statement (see Item 10 above), and is incorporated herein by reference.

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
(b) Exhibits

Exhibit Number	Exhibit

2.2	Stock Purchase Agreement, dated August 16, 2017, by and among QIC Intermediate Holdings, Inc., Unitrans, Inc. and Ascent Global Logistics Holdings, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation, as amended (2)

3.2	Second Amended and Restated Bylaws (3)

3.3	Certificate of Designations, Preferences and Rights of Series B Cumulative Redeemable Preferred Stock (4)

3.4	Certificate of Designations, Preferences and Rights of Series C Cumulative Redeemable Participating Preferred Stock (4)

3.5	Certificate of Designations, Preferences and Rights of Series D Cumulative Redeemable Participating Preferred Stock (4)

3.6	Certificate of Designations, Preferences and Rights of Series E Cumulative Redeemable Preferred Stock (4)

3.7	Certificate of Designations, Preferences and Rights of Series F Cumulative Redeemable Preferred Stock (4)

3.8	Certificate of Designations, Preferences and Rights of Series E-1 Cumulative Redeemable Preferred Stock(5)

4.1	Second Amended and Restated Stockholders’ Agreement, dated as of March 14, 2007, by and among the Registrant and the stockholders named therein (6)

4.2	Warrant Agreement, dated May 2, 2017, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP. (4)

4.3	Stockholders’ Agreement, dated May 2, 2017, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP. (4)

4.3(A)	Amendment No. 1 to Stockholders’ Agreement, dated March 1, 2018, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP.(5)

4.4
Registration Rights Agreement, dated May 2, 2017, between the Registrant, Elliott Associates, L.P., Brockdale Investments LP, Thayer Equity Investors V, L.P., TC Roadrunner-Dawes Holdings, L.L.C., TC Sargent Holdings, L.L.C., HCI Equity Partners III, L.P., and HCI Co-Investors III, L.P. (4)

10.1	Investment Agreement dated May 1, 2017, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP (4)

10.2	Equity Commitment Agreement, dated January 30, 2018, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP(7)

10.14*	2010 Incentive Compensation Plan (3)

10.15*	Form of Indemnification Agreement (3)

10.20*	Form of Restricted Stock Unit Agreement (8)

10.26*	Form of Performance Restricted Stock Unit Agreement (9)

10.28
Sixth Amended and Restated Credit Agreement, dated September 24, 2015, among the Registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto (10)

10.28(A)	Consent, Waiver and First Amendment to Sixth Amended and Restated Credit Agreement (11)

10.28(B)	Waiver, dated November 14, 2016, among the Registrant, U.S. Bank National Association, a national banking association, the Lenders (as defined therein) and the other parties thereto (12)

10.30*	Form of Stock Option Agreement (13)

10.31
Forbearance Agreement and Second Amendment to Sixth Amended and Restated Credit Agreement, effective as of February 27, 2017, by and among the Registrant, the lenders party to the Credit Agreement and U.S. Bank National Association, one of the lenders and as administrative agent for the lenders (14)

10.32
Forbearance Agreement and Third Amendment to Sixth Amended and Restated Credit Agreement, effective as of March 31, 2017, by and among Roadrunner Transportation Systems, Inc., the lenders party to the Credit Agreement and U.S. Bank National Association, one of the lenders and as administrative agent for the lenders (15)

10.33	Credit Agreement, dated July 21, 2017, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (16)

10.33(A)	First Amendment to Credit Agreement dated December 15, 2017, among the Registrant, BMO Bank N.A., the Lenders (as defined therein) and the other parties thereto (17)

10.33(B)	Second Amendment to Credit Agreement, dated January 30, 2018, among the Registrant, BMO Bank N.A., the Lenders (as defined therein) and the other parties thereto (18)

10.33(C)	Third Amendment to Credit Agreement, dated March 14, 2018, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (19)

10.33(D)	Fourth Amendment to Credit Agreement, dated August 3, 2018, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (20)

10.33(E)
Fifth Amendment and Waiver to Credit Agreement, dated September 19, 2018, among Roadrunner Transportation Systems, Inc., BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (21)

10.33(F)
Sixth Amendment and Waiver to Credit Agreement, dated November 8, 2018, among Roadrunner Transportation Systems, Inc., BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (22)

10.35	Investment Agreement, dated March 1, 2018, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP(5)

10.35(A)	Amendment No. 1 to Investment Agreement and Termination of Equity Commitment Letter, dated August 3, 2018, by and among the Registrant, Elliott Associates, L.P., and Brockdale Investments LP(20)

10.35(B)	Amendment No. 2 to Investment Agreement dated as of September 19, 2018, by and among Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Brockdale Investments LP(21)

10.35(C)	Amendment No. 3 to Investment Agreement, dated as of November 8, 2018, by and among Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Brockdale Investments LP(22)

10.36*	Second Amended and Restated Employment Agreement, dated as of April 30, 2017, between the Registrant and Curt Stoelting (23)

10.37*	Second Amended and Restated Employment Agreement, dated as of April 30, 2017, between the Registrant and Mike Gettle (23)

10.38*	Employment Agreement, dated May 22, 2017, between the Registrant and Terry Rogers (23)

10.39*	Separation Agreement, dated June 15, 2017, between the Registrant and Grant Crawford (23)

10.40*	Employment Letter, dated December 21, 2016, between the Registrant and Scott Cousins (24)

10.41*	Employment Agreement, dated as of July 31, 2017, between the Registrant and Frank L. Hurst (24)

10.42*	Employment Agreement, dated as of October 4, 2017, between the Registrant and Craig Paulson (24)

10.43*	Management Retention Agreement, dated July 9, 2018, between the Registrant and Curtis W. Stoelting(25)

10.44*	Management Retention Agreement, dated July 9, 2018, between the Registrant and Michael L. Gettle(25)

10.45*	Management Retention Agreement, dated July 9, 2018, between the Registrant and Terence R. Rogers(25)

10.46*	Management Retention Agreement, dated July 9, 2018, between the Registrant and Scott B. Cousins(25)

10.47*	Supplemental Pay Agreement, dated July 18, 2018, between the Registrant and Terence R. Rogers(26)

10.48	Standby Purchase Agreement, dated as of November 8, 2018, by and among Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Elliott International, L.P.(22)

10.49*	Employment Agreement, dated as of December 3, 2018, by and between Roadrunner Transportation Systems, Inc. and Michael Rapken(27)

10.50*	2018 Incentive Compensation Plan

21.1	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2017.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2019.

(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on May 7, 2010.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2017.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2018.

(6)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on September 11, 2008.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on January 31, 2018.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2011.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on February 24, 2015.

(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on September 28, 2015.

(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2016.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on November 17, 2016.

(13)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 10, 2016.

(14)	Incorporated by reference to the registrant’s Form 8-K which was filed with the SEC on March 6, 2017.

(15)	Incorporated by reference to the registrant’s Form 8-K which was filed with the SEC on April 3, 2017.

(16)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.

(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017.

(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2018.

(19)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2018.

(20)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2018.

(21)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

(22)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2018.

(23)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as filed with the SEC on March 30, 2018.

(24)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on June 20, 2018.

(25)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2018.

(26)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2018.

(27)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2018.

*	Indicates management contract or compensation plan or agreement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: March 11, 2019	By:	/s/ Terence R. Rogers
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

Signature	Title	Date

/s/ Curtis W. Stoelting	Chief Executive Officer and Director	March 11, 2019
Curtis W. Stoelting	(Principal Executive Officer)

/s/ Terence R. Rogers	Executive Vice President and Chief Financial Officer	March 11, 2019
Terence R. Rogers	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael L. Gettle	President, Chief Operating Officer, and Director	March 11, 2019
Michael L. Gettle

/s/ James D. Staley	Chairman of the Board	March 11, 2019
James D. Staley

/s/ Scott L. Dobak	Director	March 11, 2019
Scott L. Dobak

/s/ Christopher L. Doerr	Director	March 11, 2019
Christopher L. Doerr

/s/ John G. Kennedy, III	Director	March 11, 2019
John G. Kennedy, III

/s/ Ralph W. Kittle III	Director	March 11, 2019
Ralph W. Kittle III

/s/ Brian C. Murray	Director	March 11, 2019
Brian C. Murray

/s/ William S. Urkiel	Director	March 11, 2019
William S. Urkiel

/s/ Michael P. Ward	Director	March 11, 2019
Michael P. Ward

INDEX TO FINANCIAL STATEMENTS
ROADRUNNER TRANSPORTATION SYSTEMS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Roadrunner Transportation Systems, Inc. and subsidiaries
Downers Grove, Illinois

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Roadrunner Transportation Systems, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ (deficit) investment, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

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
March 11, 2019

We have served as the Company's auditor since 2006.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par value)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,179	$25,702
Accounts receivable, net of allowances of $9,980 and $10,891, respectively	274,843	321,629
Income tax receivable	3,910	14,749
Prepaid expenses and other current assets	61,106	36,306
Total current assets	351,038	398,386
Property and equipment, net of accumulated depreciation of $130,077 and $107,037, respectively	188,706	159,547
Other assets:
Goodwill	264,826	264,826
Intangible assets, net	42,526	49,648
Other noncurrent assets	6,361	3,636
Total other assets	313,713	318,110
Total assets	$853,457	$876,043
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
Current liabilities:
Current maturities of debt	$13,171	$9,950
Current capital lease obligation	13,229	2,397
Accounts payable	160,242	171,905
Accrued expenses and other current liabilities	110,943	103,012
Total current liabilities	297,585	287,264
Deferred tax liabilities	3,953	14,282
Other long-term liabilities	7,857	3,705
Long-term debt, net of current maturities	155,596	189,460
Long-term capital lease obligation	37,737	7,168
Preferred stock	402,884	263,317
Total liabilities	905,612	765,196
Commitments and contingencies (Note 13)
Stockholders' (deficit) investment:
Common stock $.01 par value; 105,000 shares authorized; 38,897 and 38,423 shares issued and outstanding, respectively	389	384
Additional paid-in capital	404,870	403,166
Retained deficit	(457,414)	(292,703)
Total stockholders’ (deficit) investment	(52,155)	110,847
Total liabilities and stockholders' (deficit) investment	$853,457	$876,043

See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016

Revenues	$2,216,141	$2,091,291	$2,033,200
Operating expenses:
Purchased transportation costs	1,518,415	1,430,378	1,364,055
Personnel and related benefits	309,753	296,925	286,134
Other operating expenses	397,468	393,731	374,979
Depreciation and amortization	42,767	37,747	38,145
Gain from sale of Unitrans	—	(35,440)	—
Impairment charges	1,582	4,402	373,661
Operations restructuring costs	4,655	—	—
Total operating expenses	2,274,640	2,127,743	2,436,974
Operating loss	(58,499)	(36,452)	(403,774)
Interest expense
Interest expense - preferred stock	105,688	49,704	—
Interest expense - debt	11,224	14,345	22,827
Total interest expense	116,912	64,049	22,827
Loss from debt extinguishment	—	15,876	—
Loss before income taxes	(175,411)	(116,377)	(426,601)
Benefit from income taxes	(9,814)	(25,191)	(66,281)
Net loss	$(165,597)	$(91,186)	$(360,320)
Loss per share:
Basic	$(4.30)	$(2.37)	$(9.40)
Diluted	$(4.30)	$(2.37)	$(9.40)
Weighted average common stock outstanding:
Basic	38,552	38,405	38,318
Diluted	38,552	38,405	38,318
See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) INVESTMENT

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Retained (Deficit) Earnings	Total Stockholders' (Deficit) Investment

BALANCE, January 1, 2016	38,265,869	$383	$397,253	$158,803	$556,439
Issuance of restricted stock units, net of taxes paid	74,738	—	(303)	—	(303)
Issuance costs from secondary stock offering	—	—	(33)	—	(33)
Share-based compensation	—	—	2,232	—	2,232
Excess tax benefit on share-based compensation	—	—	(547)	—	(547)
Net loss	—	—		(360,320)	(360,320)
BALANCE, December 31, 2016	38,340,607	$383	$398,602	$(201,517)	$197,468
Issuance of restricted stock units, net of taxes paid	82,499	1	(240)	—	(239)
Share-based compensation	—	—	2,233	—	2,233
Issuance of warrants	—	—	2,571	—	2,571
Net loss	—	—	—	(91,186)	(91,186)
BALANCE, December 31, 2017	38,423,106	$384	$403,166	$(292,703)	$110,847
Issuance of restricted stock units, net of taxes paid	94,001	1	(82)	—	(81)
Share-based compensation	—	—	1,786	—	1,786
Exercise of warrants	379,572	4	—	—	4
Cumulative effect of change in accounting principle	—	—	—	886	886
Net loss	—	—	—	(165,597)	(165,597)
BALANCE, December 31, 2018	38,896,679	$389	$404,870	$(457,414)	$(52,155)

See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(165,597)	$(91,186)	$(360,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	43,547	38,880	40,720
Loss on disposal of property and equipment	3,212	1,637	4,144
Gain on sale of business	—	(35,440)	(5,416)
Share-based compensation	1,786	2,233	2,232
Change in fair value of preferred stock	104,568	18,387	—
Amortization of preferred stock issuance costs	1,120	16,112	—
Loss from debt extinguishment	—	15,876	—
Adjustments to contingent purchase obligations	1,840	—	(2,458)
Provision for bad debts	3,479	5,964	5,127
Deferred tax benefit	(10,624)	(27,066)	(43,441)
Impairment charges	1,582	4,402	373,661
Changes in (net of acquisitions):
Accounts receivable	43,902	(70,171)	(18,020)
Income taxes receivable	9,935	26,017	(20,103)
Prepaid expenses and other assets	(26,052)	(753)	8,152
Accounts payable	(12,291)	28,960	32,901
Accrued expenses and other liabilities	5,187	20,596	11,675
Net cash provided by (used in) operating activities	5,594	(45,552)	28,854
Cash flows from investing activities:
Capital expenditures	(25,495)	(14,517)	(17,573)
Proceeds from sale of property and equipment	2,780	3,636	6,980
Proceeds from sale of business	—	88,512	1,000
Net cash (used in) provided by investing activities	(22,715)	77,631	(9,593)
Cash flows from financing activities:
Borrowings under revolving credit facilities	695,751	264,405	292,124
Payments under revolving credit facilities	(708,256)	(290,068)	(262,573)
Debt borrowings	557	56,927	—
Debt payments	(19,082)	(278,819)	(18,500)
Debt issuance cost	(373)	(4,672)	(871)
Cash collateralization of letters of credit	—	(175)	—
Payment of debt extinguishment costs	—	(10,960)	—
Payments of contingent purchase obligations	—	—	(2,455)
Preferred stock issuance costs	(1,120)	(16,112)	—
Proceeds from issuance of preferred stocks and warrants	34,999	540,500	—
Preferred stock payments	—	(293,000)	—
Proceeds from exercise of stock warrants	4	—	—
Issuance of restricted stock units, net of taxes paid	(81)	(239)	(303)
Proceeds from insurance premium financing	17,782	—	—
Payments on insurance premium financing	(12,133)	—	—
Reduction of capital lease obligation	(5,450)	(3,677)	(5,100)
Net cash provided by (used in) financing activities	2,598	(35,890)	2,322
Net (decrease) increase in cash and cash equivalents	(14,523)	(3,811)	21,583
Cash and cash equivalents:
Beginning of period	25,702	29,513	7,930
End of period	$11,179	$25,702	$29,513

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Cash paid for interest	$10,408	$28,129	$19,473
Cash refunds from income taxes, net	$(9,597)	$(25,254)	$(3,943)
Non-cash sale of business	$—	$—	$3,860
Non-cash capital leases and other obligations to acquire assets	$46,973	$7,193	$—
Capital expenditures, not yet paid	$628	$—	$—

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
The Company owns 37.5% of Central Minnesota Logistics, Inc. (“CML”), which operates as one of the Company's brokerage agents. CML is accounted for under the equity method and is insignificant to the consolidated financial statements. The Company records its investment in CML in other noncurrent assets and recognizes its share of the net income or loss of CML.
Change in Accounting Principle
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, which was updated in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers (“Topic 606”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service (that is, the entity is a principal) or to arrange for that good or service to be provided by another party. When the principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount. When an entity that is an agent satisfies the performance obligation, that entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled.
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
The Company determined that certain transactions with customers required a change in the timing of when revenue and related expense is recognized. The guidance was applied only to contracts that were not completed at the date of initial adoption. The Company elected the modified retrospective method which required a cumulative adjustment to retained earnings instead of retrospectively adjusting prior periods. The Company recorded a $0.9 million benefit to opening retained earnings as of January 1, 2018 for the cumulative impact of adoption related to the recognition of in-transit revenue. Results for 2018 are presented under Topic 606, while prior periods were not adjusted. The adoption of Topic 606 did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2018. The disclosure requirements of Topic 606 are included within the Company's revenue recognition accounting policy below.
Use of Estimates

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
Accounts Receivable and Related Reserves
Accounts receivable represent trade receivables from customers and are stated net of an allowance for doubtful accounts of approximately $10.0 million and $10.9 million as of December 31, 2018 and 2017, respectively. Management estimates the portion of accounts receivable that will not be collected and accounts are written off when they are determined to be uncollectible. Accounts receivable are uncollateralized and are generally due 30 to 60 days from the invoice date.
The rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$10,891	$18,573	$14,026
Divestiture of Unitrans	—	(91)	—
Provision, charged to expense	3,479	5,964	5,127
Write-offs, less recoveries	(4,390)	(13,555)	(580)
Ending balance	$9,980	$10,891	$18,573
Property and Equipment
Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. For financial reporting purposes, depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	5-40 years
Computer equipment	3-5 years
Internal use software	5-10 years
Office equipment, furniture, and fixtures	3-10 years
Dock, warehouse, and other equipment	5-7 years
Tractors and trailers	3-15 years
Aircraft fleet and spare parts	3-10 years
Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Accelerated depreciation methods are used for tax reporting purposes.
Property and equipment and other long-lived assets are reviewed periodically for possible impairment. The Company evaluates whether current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured and recorded based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less the cost to sell.
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
Prior to 2017, the analysis of potential impairment of goodwill required a two-step approach, the first of which was to compare the estimated fair value at each of the reporting units to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeded its fair value, a second step was required to measure the goodwill impairment loss. The second step included valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill was compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeded the implied fair value of the goodwill, a non-cash goodwill impairment loss was recognized in an amount equal to the excess, not to exceed the carrying amount. See Note 4 for more information on how the Company analyzes the valuation of its goodwill and the results of that valuation.
Intangible assets consist primarily of definite lived customer relationships. The customer relationships intangible assets are amortized over their estimated five to 12-year useful lives. The Company evaluates its intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. See Note 4 for additional information on the Company's intangible assets.

Fair Value Measurement

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The estimated fair value of the Company's debt approximated its carrying value as of December 31, 2018 and 2017 as the debt facilities as of such dates bore interest based on prevailing variable market rates and as such were categorized as a Level 2 in the fair value hierarchy as defined in Note 7.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The U.S. federal tax rate reduction from 35% to 21% (pursuant to the Tax Cuts and Jobs Act enacted on December 22, 2017) was recognized in the benefit from income taxes in 2017.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company generally considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Given the Company's recent operating losses, projected future taxable income and tax-planning strategies cannot be considered as sources of future taxable income. A valuation allowance has been established related to deferred tax assets that will not "more likely than not" be realized in the future. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
Revenue Recognition (effective January 1, 2018)
The Company’s revenues are primarily derived from transportation services which includes providing freight and carrier services both domestically and internationally via land, air, and sea. The Company disaggregates revenue among its three segments, TES, LTL and Ascent, as presented in Note 15.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Performance Obligations - A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The terms and conditions of the Company’s agreements with customers are generally consistent within each segment. The transaction price is typically fixed and determinable and is not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 60 days from the date of invoice. The Company’s transportation service is a promise to move freight to a customer’s destination, with the transit period typically being less than one week. The Company views the transportation services it provides to its customers as a single performance obligation. This performance obligation is satisfied and recognized in revenue over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and the percentage of completion as of the reporting date requires management to make judgments that affect the timing of revenue recognized. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of goods and services to its customers as the Company’s obligation is performed over the transit period.
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
Contract Balances and Costs - The Company applies the practical expedient in Topic 606 that permits the Company to not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company's contracts have an expected length of one year or less. The Company also applies the practical expedient in Topic 606 that permits the recognition of incremental costs of obtaining contracts as an expense when incurred if the amortization period of such costs is one year or less. These costs are included in purchased transportation costs.
The Company's performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unbilled amounts and accrued freight costs for freight shipments in transit. As of December 31, 2018, the Company has $7.8 million of unbilled amounts recorded in accounts receivable and $6.1 million of accrued freight costs recorded in accounts payable. Amounts recorded to revenue and purchased transportation costs are not material for the year ended December 31, 2018.
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
New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will be effective for the Company in 2019. For financing leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset; and (3) classify repayments of the principal portion of the lease liability within financing activities and

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to: (1) recognize the right-to-use asset and a lease liability, initially measured at the present value of the lease payments; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis; and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, the Company has decided to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. Therefore, the Company will recognize lease expense for leases with a term of 12 months or less on a straight-line basis over the lease term. The Company is in the process of evaluating the guidance in ASU 2016-02 and will determine the total impact of the new guidance based on the current lease arrangements that are expected to remain in place. The Company expects adoption of this guidance will have a material impact on the Company's consolidated balance sheet given the Company will be required to record operating leases with lease terms greater than 12 months within assets and liabilities on the consolidated balance sheets. The Company does not expect a material impact on the Company's consolidated statements of operations or cash flows. The Company is also in the process of implementing a new lease accounting system and updating its processes in preparation for the adoption of the new leases standard. The Company is currently in the process of determining the impact that this guidance will have on its consolidated financial statements. See Note 13 for a summary of the Company's future minimum lease payments under noncancelable operating leases with an initial term in excess of one year.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which is effective for the Company in 2018. GAAP previously prohibited the recognition of current and deferred income taxes for intra-entity asset transfers other than inventory (e.g. property and equipment) until the asset had been sold to an outside party. Under ASU 2016-16, the FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs. The Company adopted ASU 2016-16 effective January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.
2. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2018	2017
Land	$3,722	$3,785
Buildings and leasehold improvements	21,276	18,625
Computer equipment	22,013	22,004
Internal use software	42,993	33,789
Office equipment, furniture, and fixtures	9,473	5,035
Dock, warehouse, and other equipment	10,675	9,259
Tractors and trailers	173,861	144,260
Aircraft fleet and rotable spare parts	34,770	29,827
Property and equipment, gross	318,783	266,584
Less: Accumulated depreciation	(130,077)	(107,037)
Property and equipment, net	$188,706	$159,547
As of December 31, 2018 and 2017, $27.1 million and $10.9 million, respectively, of assets not yet placed into service have been included in the line items above. Depreciation expense related to property and equipment was $35.6 million, $28.5 million, and $29.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
In 2018, the Company recorded an asset impairment charge of $1.6 million related to tractors that were classified as "held for sale" within its TES segment. The value of the assets held for sale is $2.2 million and are recorded within the balances for Tractors and trailers presented in the table above.
3. Acquisitions and Divestitures
On July 28, 2015, the Company acquired all of the outstanding partnership interests of Stagecoach Cartage and Distribution LP (“Stagecoach”) for the purpose of expanding its presence within the TES segment. The Stagecoach purchase agreement called for contingent consideration in the form of a contingent purchase obligation capped at $5.0 million. The former owners of Stagecoach were entitled to receive a payment equal to the amount by which Stagecoach's operating income before depreciation and amortization, as defined in the purchase agreement, exceeded $7.0 million for the twelve-month periods ending July 31, 2016,

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2017, 2018, and 2019. Approximately $4.1 million was recorded as a contingent purchase obligation on the opening balance sheet. The Company paid $1.7 million of the contingent purchase obligation in the fourth quarter of 2016. Based on future expected earnings, the Company did not expect to pay any additional contingent purchase obligation and recorded an adjustment to write-off the remaining contingent purchase obligation in 2016. In December 2017, the Company and the former owners of Stagecoach signed an agreement releasing the Company from any further obligation under the contingent purchase obligation.
On September 15, 2017, the Company completed the sale of its wholly-owned subsidiary Unitrans, Inc. (“Unitrans”). The Company received net proceeds of $88.5 million and recognized a gain of $35.4 million. Proceeds from the sale were used primarily to redeem a portion of the Series E Preferred Stock and to provide funding for operations. The results of operations and financial condition of Unitrans have been included in the Company's consolidated financial statements within the Company's Ascent segment until the date of sale. The divestiture of Unitrans did not meet the criteria for being classified as a discontinued operation and, accordingly, its results are presented within continuing operations. Unitrans contributed $5.8 million and $8.0 million of income before taxes for the years ended December 31, 2017 and 2016, respectively.
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
In connection with the change in segments, the Company conducted an impairment analysis as of January 1, 2018 and determined there was no impairment. The Company also conducted its annual goodwill impairment analysis for each of its four reporting units as of July 1, 2018 and determined that the fair values of the TES, Domestic and International Logistics, and Warehousing & Consolidation reporting units exceeded their respective carrying values by 5.1%, 12.8%, and 112.2%, respectively; thus no impairment was indicated for these reporting units. The LTL reporting unit had no remaining goodwill as of July 1, 2018.
The table below provides a sensitivity analysis for the TES, Domestic and International Logistics, and Warehousing & Consolidation reporting units, which shows the estimated fair value impacts related to a 50-basis point increase or decrease in the discount and long-term growth rates used in the valuation as of July 1, 2018.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Approximate Percent Change in Estimated Fair Value
	+/- 50 bps Discount Rate	+/- 50bps Growth Rate

TES reporting unit	(5.4%) / 5.0%	3.6% / (3.2%)
Domestic and International Logistics reporting unit	(5.6%) / 4.9%	3.5% / (2.8%)
Warehousing & Consolidation reporting unit	(4.3%) / 4.3%	3.1% / (3.1%)
The sale of Unitrans, which was included in the Domestic and International Logistics reporting unit, reduced the Domestic and International Logistics reporting unit's goodwill and gross carrying amount of intangible asset balances by $42.8 million and $12.0 million, respectively, resulting in an incremental impairment analysis on the remaining net assets of the Domestic and International Logistics reporting unit. The Company evaluated the remaining carrying value of the Domestic and International Logistics reporting unit and compared it to the fair value of the remaining businesses in the Domestic and International Logistics reporting unit. As a result of this evaluation, the Company determined the carrying value exceeded the fair value and recorded a $4.4 million impairment charge in the third quarter of 2017 within the Ascent segment.
As a result of the first step of the Company's goodwill impairment analysis as of July 1, 2016, the Company determined that the fair value of the Domestic and International Logistics reporting unit exceeded its carrying value by 8.4%; thus, no impairment was indicated for this reporting unit. However, resulting from a combination of the weakened environment, the inability to meet forecast results, and the lower share price, the Company determined that the fair value of the TES, LTL, and Warehousing & Consolidation reporting units were less than their respective carrying values, requiring the Company to perform the second step of the goodwill impairment analysis for its TES, LTL, and Warehousing & Consolidation reporting units. The Company completed the second step of the goodwill impairment analysis for its TES, LTL, and Warehousing & Consolidation reporting units and recorded in the third quarter of 2016 non-cash goodwill impairment charges of $132.4 million, $197.3 million, and $42.4 million for its TES, LTL, and Warehousing & Consolidation reporting units, respectively.
In connection with the change in segments as indicated in Note 1, the Company reallocated goodwill between the TES and Ascent segments of $5.8 million. The following is a rollforward of goodwill from December 31, 2016 to December 31, 2018 by segment (in thousands):

	TES	LTL	Ascent	Total
Goodwill balance as of December 31, 2016	$93,396	$—	$219,145	$312,541
Adjustments to goodwill for purchase accounting	(470)	—	—	(470)
Adjustments to goodwill for sale of Unitrans	—	—	(42,843)	(42,843)
Goodwill impairment charges	—	—	(4,402)	(4,402)
Goodwill balance as of December 31, 2017	$92,926	$—	$171,900	$264,826
Goodwill balance as of December 31, 2018	$92,926	$—	$171,900	$264,826
In connection with the change in segments as indicated in Note 1, the Company reallocated $25.1 million of impairment charges between the TES and Ascent segments. The following is a breakdown of the Company's accumulated goodwill impairment losses from January 1, 2016 to December 31, 2018 by segment (in thousands):

	TES	LTL	Ascent	Total
Balance as of January 1, 2016	$—	$—	$—	$—
Impairment charges in 2016	132,408	197,312	42,361	372,081
Impairment charges in 2017	—	—	4,402	4,402
Balance as of December 31, 2018	$132,408	$197,312	$46,763	$376,483
Intangible assets consist primarily of customer relationships acquired from business acquisitions. In connection with the change in segments as indicated in Note 1, the Company reallocated net intangible assets of $0.3 million between the TES and
Ascent segments. Intangible assets were as follows as of December 31 (in thousands):

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TES	$55,008	$(22,959)	$32,049	$55,008	$(18,470)	$36,538
LTL	2,498	(1,925)	573	2,498	(1,748)	750
Ascent	27,152	(17,248)	9,904	27,152	(14,792)	12,360
Total intangible assets	$84,658	$(42,132)	$42,526	$84,658	$(35,010)	$49,648
Amortization expense was $7.1 million, $9.2 million, and $8.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. In the fourth quarter of 2016, the Company decided to shut down one of its TES business operations due to the significant decline in volume resulting from the loss of a significant customer. The Company reviewed the customer relationship intangible associated with the business operation, considered the decline in volumes, determined the customer relationship intangible was impaired, and recorded an impairment charge of $1.6 million in 2016. The Company identified indicators of impairment with certain other business operations and performed the required impairment analysis, but no impairment was identified.
Estimated amortization expense for each of the next five years based on intangible assets as of December 31, 2018 is as follows (in thousands):

Year Ending:
2019	$6,819
2020	6,447
2021	6,265
2022	5,826
2023	5,462
Thereafter	11,707
Total	$42,526
5. Debt
The Company's debt consisted of the following at December 31 (in thousands):

	2018	2017
Revolving credit facility	$134,532	$147,037
Term loan	37,333	55,858
Total debt	$171,865	$202,895
Less: Debt issuance costs and discount	(3,098)	(3,485)
Total debt, net of debt issuance costs and discount	168,767	199,410
Less: Current maturities	(13,171)	(9,950)
Total debt, net of current maturities	$155,596	$189,460
Maturities for each of the next four years based on debt as of December 31, 2018 are as follows (in thousands)

Year Ending:
2019	$13,171
2020	14,180
2021	14,189
2022	130,325
Total	$171,865

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
The Company initially borrowed $141.7 million under the revolving line of credit and $56.8 million under the term loan facility. Principal on the term loan facility is due in quarterly installments commencing on March 31, 2018. Borrowings under the ABL Facility are secured by substantially all of the assets of the Company. Borrowings under the ABL Facility bear interest at either the (a) LIBOR Rate (as defined in the credit agreement) plus an applicable margin in the range of 1.5% to 2.25%, or (b) the Base Rate (as defined in the credit agreement) plus an applicable margin in the range of 0.5% to 1.25%. The ABL Facility contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. The ABL Facility also provides for the issuance of up to $30.0 million in letters of credit. As of December 31, 2018, the Company had outstanding letters of credit totaling $12.9 million. As of December 31, 2018, total availability under the ABL facility was $31.2 million but the Company could not draw more than $11.8 million as of that date to maintain at least $19.4 million of Adjusted Excess Availability in order to avoid the commencement of a Fixed Charge Trigger Period. In addition, the ABL Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted. The ABL Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the credit agreement to be in full force and effect, and a change of control of the Company's business.
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
On March 14, 2018, the Company entered into a Third Amendment to the ABL Facility. Pursuant to the Third Amendment the ABL Facility was further amended to, among other things: (i) extend the date for delivery of the Company's consolidated financial statements for the first three quarters of 2017 (unaudited) until April 30, 2018; (ii) extend the date for delivery of the Company's consolidated financial statements for fiscal year 2017 (audited) until June 30, 2018; (iii) expand the permitted amount of capital leases and purchase money indebtedness from $35.0 million to $60.0 million; (iv) require the Company to pay for a new appraisal to be conducted by the administrative agent for the equipment pledged for the term loan within 60 days; (v) establish an additional availability reserve; and (vi) impose certain collateral reporting requirements.
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
On November 8, 2018, the Company entered into a Sixth Amendment to the ABL Facility. Pursuant to the Sixth Amendment, (i) the Change of Control definition was amended to avoid a violation of the Change of Control requirements if Elliott acquires more than 35% of the voting stock of the Company in connection with the Standby Purchase Agreement; (ii) the Company is permitted to enter into Permitted Replacement Term Debt that would refinance the existing Term Loans under the Credit Agreement; (iii) the Company is permitted to enter into the Standby Purchase Agreement or any registration rights agreement and stockholders agreement executed in connection therewith; (iv) so long as no Default or Event of Default exists at such time, the Company is permitted to make Restricted Payments on the Rights Offering Effective Date even if the Payment Conditions are not satisfied; (v) the Company is required to retain at least $30 million in net cash proceeds from the Rights Offering (inclusive of any amounts received from the Standby Purchase Agreement) and use such proceeds solely for general corporate purposes; and (vi) the limitation on purchase money security indebtedness and capital leases was increased from $60.0 million to $75.0 million. If the Rights Offering Effective Date occurs, the Credit Agreement will be further amended to, among other things: (i) increase the interest rates applicable to the Loans; (ii) increase the Availability Block from $15.0 million to $20.0 million, which $20.0 million Availability Block may (x) decrease by $5.0 million in the event the Term Loan is paid in full, (y) further decrease by $5.0 million upon the Company meeting a 1.25x Consolidated Fixed Charge Coverage Ratio, and (z) further decrease by $5.0 million upon the Company meeting a 1.00x Consolidated Fixed Charge Coverage Ratio; (iii) eliminate the ability of the Company to make any Specified Restricted Payment even if the requirement to meet the test of a Consolidated Fixed Charge Coverage Ratio of 1.00x is not satisfied (i.e. prior to the Sixth Amendment Effective Date, the satisfaction of the Consolidated Fixed Charge Coverage Ratio test to make a Specified Restricted Payment was not applicable to any Specified Transaction if the Adjusted Excess Availability of the Company was not less than the greater of (x) 17.5% of Maximum Borrowing Amount, and (y) $28.0 million), but after the Sixth Amendment Effective Date the elimination of the Consolidated Fixed Charge Coverage Ratio test (x) is not available with respect to a Specified Restricted Payment, and (y) remains available with respect to Specified Transactions other than a Specified Restricted Payment; (iv) increase the quarterly Term Loan payments to $3.0 million on March 31, 2019 and $3.5 million on September 30, 2019 (and each quarterly payment thereafter); and (v) further increase the limitation on purchase money security indebtedness and capital leases from $75.0 million to $100.0 million upon the earlier of (x) December 31, 2019, and (y) the indefeasible payment in full of all Term Loans under the Credit Agreement.
On January 9, 2019, the Company entered into a Seventh Amendment to the ABL Facility which was then further amended on January 11, 2019, when the Company entered into an Eighth Amendment to the ABL Facility. See Note 17, Subsequent Events, for more information on these amendments.
Prior to the ABL Facility, the Company had senior debt that was comprised of a revolving line of credit and a term loan. The senior debt was paid off with the proceeds from the issuance of preferred stock on May 2, 2017. See Note 6 for further information on the Company's issuance of preferred stock. In connection with the pay-off of the senior debt, the Company recorded a loss from debt extinguishment of $9.8 million in the second quarter of 2017.
On February 28, 2019, the Company and its direct and indirect domestic subsidiaries entered into a credit agreement (the “ABL Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender, Wells Fargo Bank, National Association and Bank of America, National Association, as Lenders, and the Joint Lead Arrangers and Joint Book Runners party thereto (the “ABL Credit Facility”). The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit. The Company used the initial proceeds from the ABL Credit Facility for working capital purposes and to repay in full the ABL Facility.
On February 28, 2019, the Company and its direct and indirect domestic subsidiaries entered into a credit agreement (the “Term Loan Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent and Lender, Elliott Associates, L.P. and Elliott International, L.P, as Lenders, and BMO Capital Markets Corp., as Lead Arranger and Book Runner (the “Term Loan Credit Facility”) which consists of an approximately $61.1 million term loan facility. The Company used the initial proceeds from the Term Loan Credit Facility for working capital purposes and to repay in full its existing credit facility. See Note 17 for more information on these new credit agreements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Capital Lease Obligations
The Company has a building and certain equipment classified as capital leases. As of December 31, 2018, the gross property and equipment value of capital lease assets was $58.4 million. The following is a schedule of future minimum lease payments under the capital leases with the present value of the net minimum lease payments as of December 31, 2018 (in thousands):

Year Ending:
2019	$16,100
2020	14,524
2021	17,885
2022	4,005
2023	4,267
Thereafter	2,067
Total minimum lease payments	58,848
Less: amount representing interest	(7,882)
Present value of net minimum lease payments(1)	$50,966

(1)	Reflected in the consolidated balance sheets as $13.2 million of current capital lease obligation and $37.7 million of long-term capital lease obligation.

Insurance Premium Financing
On June 20, 2018, the Company executed an insurance premium financing agreement of $17.8 million with a premium finance company in order to finance certain of its annual insurance premiums. Beginning on September 1, 2018, the financing agreement is payable in nine monthly installments of principal and interest of approximately $2.0 million. The agreement bears interest at 4.75%. The balance of the insurance premium payable as of December 31, 2018 was $10.0 million and is recorded in accrued expenses and other current liabilities.
6. Preferred Stock
Preferred stock as of December 31 consisted of the following (in thousands):

	2018	2017
Preferred stock:
Series B Preferred	$205,972	$146,649
Series C Preferred	102,098	76,096
Series D Preferred	900	6,672
Series E Preferred	47,367	33,900
Series E-1 Preferred	46,547	—
Total Preferred stock	$402,884	$263,317
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
In connection with the repurchase of the Series F Preferred Stock and repurchase of a portion of the Series E Preferred Stock, the Company recorded a loss of $6.1 million in the third quarter of 2017, which was reported in loss from debt extinguishment.
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
The Company incurred $1.1 million and $16.1 million of issuance costs associated with the preferred stock for the year ended December 31, 2018 and December 31, 2017, respectively, which are reflected in interest expense - preferred stock. The fair value of the preferred stock increased by $104.6 million and $18.4 million during the years ended December 31, 2018 and December 31, 2017, respectively, which is reflected in interest expense - preferred stock.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Certain Terms of the outstanding Preferred Stock as of December 31, 2018 are as follows:

	Series B	Series C	Series D	Series E	Series E-1
Shares at $0.01 Par Value at Issuance	155,000	55,000	100	90,000	35,728
Shares Outstanding at December 31, 2018	155,000	55,000	100	37,500	35,728
Price / Share	$1,000	$1,000	$1.00	$1,000	$1,000/$960
Dividend Rate	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 3.00% + Additional Rate (4.75-12.50%) based on leverage. Additional 3.00% upon certain triggering events.	Right to participate equally and ratably in all cash dividends paid on common stock.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.	Adjusted LIBOR + 5.25% + Additional Rate (8.50%). Additional 3.00% upon certain triggering events.
Dividend Rate at December 31, 2018	17.780%	17.780%	N/A	16.030%	16.030%
Redemption Term	8 Years	8 Years	8 Years	6 Years	6 Years
Redemption Rights	From Closing Date: 12-24 months: 105% 24-36 months: 103%	65% premium (subject to stock movement)		From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%	From Closing Date: 0-12 months: 106.5% 12-24 months: 103.5%
Redemption rights are at the option of the Company or, upon a change in control, at the option of the holder. The holders of Series C Preferred Stock and Series D Preferred Stock have the right to participate equally and ratably with holders of common stock in all cash dividends paid on shares of common stock.
At each preferred stock dividend payment date, the Company has the option to pay the accrued dividends in cash or to defer them. Deferred dividends earn dividend income consistent with the underlying shares of preferred stock. On November 8, 2018, the Company entered into a Standby Purchase Agreement with Elliott, pursuant to which, among other things, Elliott agreed to waive all preferred stock dividends accrued and unpaid after November 30, 2018 if the Company's rights offering is consummated on or prior to March 1, 2019.
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
Board of Directors. For so long as (a) any shares of Series B Preferred Stock or Series C Preferred Stock are issued and outstanding and (b) Elliott holds shares of preferred stock collectively representing a majority of the liquidation value of the preferred stock, the holders of preferred stock shall have the exclusive right, acting with the Preferred Requisite Vote, to nominate and elect two (2) individuals selected by the holders of preferred stock, or to require the Company’s Board of Directors to fill two (2) vacancies in the Board of Directors with individuals selected by the holders of preferred stock, to serve as, respectively, a Class II director and a Class III director of the Company (the “Preferred Stock Directors”).
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
Warrant Agreement
In connection with the issuance of the preferred stock pursuant to the Investment Agreement, the Company and Elliott entered into a Warrant Agreement (the “Warrant Agreement”), pursuant to which the Company issued to Elliott eight year warrants (the “Warrants”) to purchase an aggregate of 379,572 shares of the Company's common stock at an exercise price of $0.01 per share. On November 9, 2018, the Company issued 379,572 shares of common stock in connection with the exercise of the Warrants by Elliott.
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
On February 26, 2019, the Company entered into a Stockholders’ Agreement with Elliott (the “New Stockholders’ Agreement”). See Note 17 for more information.
Registration Rights Agreement
In connection with the issuance of the preferred stock pursuant to the Investment Agreement, the Company, Elliott, and investment funds affiliated with HCI Equity Management L.P. (“HCI”) entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company granted certain demand and piggyback registration rights.
On February 26, 2019, the Company entered into an Amended and Restated Registration Rights Agreement with Elliott and investment funds affiliated with HCI Equity Partners (the “A&R Registration Rights Agreement”), which amended and restated the Registration Rights Agreement, dated as of May 2, 2017, between the Company and the parties thereto. See Note 17 for more information.
Rights Offering
In 2018, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to issue an aggregate of 900,000,000 new shares of its common stock issuable upon exercise of rights at a subscription price equal to $0.50 per share. The purpose of the rights offering was to raise $450 million to be used to redeem all of the outstanding shares of the Company's preferred stock, at liquidation value, together with all redemption premiums; pay in cash all applicable accrued and unpaid dividends on the outstanding shares of its preferred stock; and provide the Company with additional liquidity to fund its operations. In connection with the rights offering, the Company entered into a Standby Purchase Agreement with Elliott, pursuant to which Elliott agreed to purchase all unsubscribed shares of common stock in the rights offering to ensure that the rights offering was fully subscribed and that the Company raised $450 million.

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
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance as of December 31.

	2018	2017
Balance, beginning of period	$263,317	$—
Issuance of preferred stock at fair value	34,999	537,930
Redemption of preferred stock	—	(293,000)
Change in fair value of preferred stock (1)	104,568	18,387
Balance, end of period	$402,884	$263,317
(1)Change in fair value of preferred stock is reported in interest expense - preferred stock.
8. Stockholders’ (Deficit) Investment
Common Stock
The Company's common stock has voting rights — one vote for each share of common stock. In March 2007, the Company entered into a second amended and restated stockholders’ agreement (the “Stockholders' Agreement”). The Stockholders' Agreement provided that, any time after the Company was eligible to register its common stock on a Form S-3 registration statement under the Securities Act, certain of the Company’s stockholders, including entities affiliated with HCI Equity Partners, L.L.C. (the “HCI Stockholders”), could request registration under the Securities Act of all or any portion of their shares of common stock. These stockholders were limited to a total of two of such registrations. In addition, if the Company proposed to file a registration statement under the Securities Act for any underwritten sale of shares of any of its securities, certain of the Company's stockholders could request that the Company include in such registration the shares of common stock held by them on the same terms and conditions as the securities otherwise being sold in such registration. In connection with the closing of the transactions contemplated by the Investment Agreement, the Company, affiliates of Elliott, and the HCI Stockholders entered into a Registration Rights

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Agreement that, with respect to the HCI Stockholders, amended and restated the Stockholders’ Agreement. See Note 6 for additional information regarding the Investment Agreement.
At the Company's annual meeting of stockholders held on December 19, 2018, the Company's stockholders approved certain amendments to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”). The amendments to the Company's Certificate of Incorporation are as follows:
•The Company filed a Certificate of Amendment to its Certificate of Incorporation to increase the number of authorized shares of its common stock from 105,000,000 shares to 1,100,000,000 shares and to increase its total authorized shares of capital stock from 120,005,000 shares to 1,115,005,000 shares.
•The Company filed a Certificate of Amendment to its Certificate of Incorporation to permit stockholder action by written consent.
•The Company filed a Certificate of Amendment to its Certificate of Incorporation to permit a majority of its stockholders to request that the Company call a special meeting of stockholders. The Certificate of Incorporation only permitted the chairman of the Company's board of directors or the board of directors to call a special meeting of stockholders.
•The Company filed a Certificate of Amendment to its Certificate of Incorporation to permit a majority of its stockholders to remove directors with or without cause. The Certificate of Incorporation previously provided that directors may only be removed for cause and by a vote of stockholders holding at least 66 2/3% of its common stock.
•The Company filed a Certificate of Amendment to its Certificate of Incorporation to permit a majority of its stockholders to amend or repeal its Certificate of Incorporation or any provision thereof. The Certificate of Incorporation previously provided that certain provisions of the Certificate of Incorporation could only be amended or repealed with the affirmative vote of stockholders holding 80% of its common stock, unless such amendment or repeal was declared advisable by its board of directors by the affirmative vote of at least 75% of the entire board of directors, notwithstanding the fact that a lesser percentage may be specified by the Delaware General Corporation Law.
•The Company filed a Certificate of Amendment to its Certificate of Incorporation to permit a majority of its stockholders to amend or repeal its Second Amended and Restated Bylaws or any provision thereof. The Certificate of Incorporation previously provided that the Second Amended and Restated Bylaws could only be amended or repealed with the affirmative vote of the stockholders holding 66 2/3% of the Company's common stock.
•The Company filed a Certificate of Amendment to its Certificate of Incorporation to designate the courts in the state of Delaware as the exclusive forum for all legal actions unless otherwise consented to by the Company.
•The Company filed a Certificate of Amendment to its Certificate of Incorporation to expressly opt-out of Section 203 of the Delaware General Corporation Law. The Certificate of Incorporation did not previously opt-out of Section 203 of the Delaware General Corporation Law. Section 203 is an anti-takeover provision that generally prohibits a person or entity who acquires 15% or more in voting power from engaging in certain transactions with a corporation for a period of three years following the date such person or entity acquired the 15% or more in voting power.
•The Company filed a Certificate of Amendment to its Certificate of Incorporation to renounce any interest or expectancy it may have in, or being offered an opportunity to participate in, any business opportunity that is presented to Elliott, or funds affiliated with Elliott, or any of its or their directors, officers, stockholders, or employees.
On January 8, 2019, the Company filed the Certificates of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware and the amendments to its Certificate of Incorporation became effective.
On February 26, 2019, the Company entered into a Stockholders’ Agreement with Elliott (the “New Stockholders’ Agreement”). See Note 17 for more information.
On February 26, 2019, the Company entered into an Amended and Restated Registration Rights Agreement with Elliott and investment funds affiliated with HCI Equity Partners (the “A&R Registration Rights Agreement”), which amended and restated the Registration Rights Agreement, dated as of May 2, 2017, between the Company and the parties thereto. See Note 17 for more information.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Warrants to Acquire Common Stock
On May 1, 2017, in connection with the issuance of preferred stock pursuant to the Investment Agreement, the Company issued 8-year warrants to purchase an aggregate of 379,572 shares of common stock, at an exercise price of $0.01 per share. On November 9, 2018, the Company issued 379,572 shares of common stock in connection with the exercise of the Warrants by Elliott.
9. Share-Based Compensation
On November 7, 2018, the Company’s board of directors adopted the Roadrunner Transportation Systems, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”), which 2018 Plan was approved by the Company’s stockholders on December 19, 2018 at the 2018 Annual Meeting of Stockholders. Under the 2018 Plan, the total number of shares of the Company’s common stock reserved and available for delivery under the 2018 Plan at any time during the term of the 2018 Plan was 3,000,000 shares. However, pursuant to the terms of the 2018 Plan, such number of shares of the Company’s common stock was increased by 7.5% of the shares of the Company’s common stock issued by the Company in the rights offering (or 67,500,000 shares). Accordingly, the total number of shares of the Company’s common stock reserved and available for delivery under the 2018 Plan is 70,500,000 shares.
The Company previously maintained the 2010 Incentive Compensation Plan (the “2010 Plan”), which reserved 2,500,000 shares of the Company's common stock for issuance under the 2010 Plan. The 2010 Plan permitted the grant of stock options, restricted stock units, performance stock units, and other awards. The 2018 Plan serves as the successor to the 2010 Plan. Outstanding awards granted under the 2010 Plan will continue to be governed by the terms of the 2010 Plan, but no further awards will be made under the 2010 Plan.
If any shares subject to any award granted under the 2010 Plan are forfeited, expire, or otherwise terminate without issuance of such shares, or any shares subject to any award granted under the 2010 Plan are settled for cash or otherwise do not result in the issuance of all or a portion of the shares subject to such award under the 2010 Plan, the shares to which those awards under the 2010 Plan were subject will, to the extent of such forfeiture, expiration, termination, non-issuance, or cash settlement, again be available for delivery with respect to awards under the 2018 Plan. In addition, in the event that any award granted under the 2010 Plan is exercised through the tendering of shares (either actually or by attestation) or by the withholding of shares by the Company, or withholding tax liabilities arising from any award granted under the 2010 Plan are satisfied by the tendering of shares (either actually or by attestation) or by the withholding of shares by the Company, then only the number of shares issued net of the shares tendered or withheld will be counted for purposes of determining the maximum number of shares available for grant under the 2018 Plan.
In 2015, the Company added performance restricted stock units to its share-based compensation plan. Under this program, performance restricted stock units are awarded to eligible employees based on pre-established financial performance goals. No performance restricted stock unit awards were earned as of December 31, 2018 or 2017.
The Company awards restricted stock units to certain key employees and independent directors. The restricted stock units vest ratably over a three or four-year service period from the grant date. Restricted stock units are valued based on the market price on the date of the grant and are amortized on a straight-line basis over the vesting period. Compensation expense for restricted stock units is based on fair market value at the grant date.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the nonvested restricted stock units as of December 31, 2018 and 2017:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2016	274,764	$15.67	1.8
Granted	271,279	7.59
Vested	(113,956)	16.73
Forfeitures	(74,000)	10.35
Nonvested as of December 31, 2017	358,087	$9.96	2.7
Granted	558,000	2.67
Vested	(116,360)	12.38
Forfeitures	(86,357)	4.35
Nonvested as of December 31, 2018	713,370	$4.53	2.3
Unrecognized share-based compensation expense for restricted stock units was $2.6 million as of December 31, 2018. The expense is expected to be recognized over a weighted-average period of approximately two years.
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
Group Transportation Services (“GTS”) previously maintained a Key Employee Equity Plan (“GTS Plan”), which permitted the grant of stock options to employees and directors. Stock options under the GTS Plan were granted with an exercise price equal to or in excess of the fair value of GTS’ stock on the date of grant. Such options vested ratably over a two or four-year service period and were exercisable ten years from the date of grant, but only to the extent vested as specified in each option agreement. All options granted pursuant to the GTS Plan outstanding at the effective time of the merger became options to purchase shares of the Company’s common stock. The Company no longer issues awards under this plan.
Under the 2010 Plan, the Company awarded stock options to certain key employees. The stock options vest ratably over a three to five-year service period and are exercisable four to seven years from the date of grant, but only to the extent vested as specified in each option agreement. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. No stock options were granted in 2018. The Company granted stock options to purchase 564,000 shares in 2017.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Stock option fair value assumptions for the stock options granted during the year ended December 31, 2017 are as follows:

2017
Option life (years)	7 years
Risk free interest rate	1.8% to 2.2%
Dividend yield	—
Expected volatility	47.8% to 48.0%
Expected life (years)	5 years
Weighted average fair value of stock options granted	$3.14
A summary of the option activity for the years ended December 31, 2018 and 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding as of December 31, 2016	745,259	$12.34	4.4
Granted	564,000	7.18
Forfeited	(59,726)	13.39
Outstanding as of December 31, 2017	1,249,533	$10.34	4.9
Granted	—	—
Forfeited	(142,084)	9.59
Outstanding as of December 31, 2018	1,107,449	$8.75	4.1
Unrecognized stock compensation expense for stock options was $1.3 million as of December 31, 2018. The expense is expected to be recognized over a weighted-average period of approximately four years.
All outstanding options are non-qualified options. There were 503,199, 198,867, and 95,259 options exercisable as of December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, for exercisable options, the weighted-average exercise price was $9.44, the weighted average remaining contractual term was approximately three years and there was no estimated aggregate intrinsic value per share. As of December 31, 2018, 614,250 options were unvested.
Stock-based compensation expense for restricted stock units and stock options was $1.8 million, $2.2 million, and $2.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. The related estimated income tax benefit recognized in the accompanying consolidated statements of operations, net of estimated forfeitures, was $0.4 million for the year ended December 31, 2018 and $0.9 million for each of the years ended December 31, 2017 and 2016. Following the adoption of ASU 2016-09, the Company recorded tax deficiencies on vested shares of $0.3 million and $0.4 million in benefit from income taxes for the years ended December 31, 2018 and December 31, 2017, respectively. Prior to January 1, 2017, tax deficiencies and excess tax benefits on vested shares was reported through additional paid-in capital.
10. Earnings Per Share
Basic loss per common share is calculated by dividing net loss by the weighted average number of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method.
The Company had stock options and warrants outstanding of 1,107,449, 1,629,105, 3,037,447, as of December 31, 2018, 2017,and 2016, respectively, that were not included in the computation of diluted loss per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the years ended December 31, 2018, 2017, and 2016. Since the Company was in a net loss position for the years ended December 31, 2018, 2017, and 2016, there is no difference between basic and dilutive weighted average common stock outstanding.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

11. Income Taxes
The components of the Company’s benefit from income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$(23,500)
State, local, and foreign	810	1,875	660
Deferred:
Federal	(9,664)	(27,118)	(39,695)
State, local, and foreign	(960)	52	(3,746)
Benefit from income taxes	$(9,814)	$(25,191)	$(66,281)
The Company’s benefit from income taxes varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax loss as shown in the following reconciliations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Statutory federal rate	$(36,836)	$(40,732)	$(149,310)
Interest expense - preferred stock	22,195	20,459	—
State income taxes — net of federal benefit	(2,358)	(1,465)	(5,368)
Gain on sale of Unitrans	—	(1,161)	—
Goodwill impairment	—	1,020	86,776
Effect of change in U.S. statutory income tax rate	—	(7,413)	—
Change in valuation allowance	7,204	1,989	1,624
Other	(19)	2,112	(3)
Total	$(9,814)	$(25,191)	$(66,281)

The Company recorded assets for refundable federal and state income taxes of $4.6 million as of December 31, 2018 ($3.9 million classified as income tax receivable and $0.7 million included within other noncurrent assets) and $14.7 million as of December 31, 2017 (classified as income tax receivable).

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The tax rate effects of temporary differences that give rise to significant elements of deferred tax assets and deferred tax liabilities as of December 31 were as follows (in thousands):

	2018	2017
Deferred income tax assets:
Accounts receivable	$2,442	$2,694
Accrued expenses and other current liabilities	13,695	13,103
Net operating loss carryforwards	28,153	18,715
Interest expense carryforwards	2,334	—
Other, net	890	51
Total	$47,514	$34,563
Valuation allowance	(11,145)	(3,942)
Total, net of valuation allowance	$36,369	$30,621
Deferred income tax liabilities:
Prepaid expenses and other current assets	$(4,324)	$(2,906)
Goodwill and intangible assets	(12,699)	(11,685)
Property and equipment	(23,299)	(30,312)
Total	$(40,322)	$(44,903)
Net deferred tax liabilities	$(3,953)	$(14,282)
The net noncurrent deferred income tax liability of $4.0 million as of December 31, 2018 and $14.3 million as of December 31, 2017 (net of current deferred tax assets and related valuation allowance) is classified as deferred tax liabilities.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including through reversals of existing cumulative temporary differences. A significant piece of objective evidence evaluated was the cumulative losses incurred over the three-year periods ended December 31, 2018 and December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. On the basis of this evaluation, the Company has recorded a valuation allowance of $11.1 million and $3.9 million as of December 31, 2018 and 2017, respectively, primarily related to federal and state net operating loss carryforwards and other deferred tax assets that will not “more likely than not” be realized in the future.
The Company has $100.2 million of federal net operating loss carryforwards as of December 31, 2018 ($21.0 million tax-effected), of which $58.5 million was incurred in tax years prior to 2018 and will expire between 2030 and 2037. The remaining$41.7 million federal net operating loss incurred in 2018 carries forward indefinitely and can be utilized to offset taxable income in future years, to the extent of 80% of taxable income generated in those years, until exhausted. The remaining $7.2 million deferred tax asset for net operating loss carryforwards consists of the tax effect of various state and foreign net operating loss carryforwards that will generally expire between 2019 and 2038. Some of the Company's net operating loss carryforward amounts are subject to an annual section 382 limitation. However, the Company does not currently expect the annual section 382 limitation to materially impact its ability to utilize the net operating loss carryforward amounts.
The Company has a $10.0 million interest expense carryforward as of December 31, 2018 related to interest expense not deductible in 2018. Starting in 2018, annual net interest expense deductions are limited to 30% of "adjusted taxable income" as defined in the tax code, and any interest expense not deducted in the current year due to said limitation carries forward indefinitely and can be utilized to offset taxable income in future years, to the extent of 30% of "adjusted taxable income" generated in those years, until exhausted.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The change to the Company's gross unrecognized tax benefits for the years ended December 31 is reconciled as follows (in thousands):

	2018	2017	2016

Balance as of January 1	$1,311	$737	$—
Additions based on current year tax positions	—	—	—
Additions for prior years' tax positions	142	574	737
Reductions for prior years' tax positions	(21)	—	—
Settlements with taxing authorities	—	—	—
Lapse of statute of limitations	(149)	—	—
Balance as of December 31	$1,283	$1,311	$737
Depending on specific facts, the above amounts may be reflected in the consolidated balance sheets either (a) as a reduction to income tax receivable; (b) as a reduction to net operating loss deferred tax assets, which are presented netted against deferred tax liabilities; or (c) within other long-term liabilities. The entire amount of unrecognized tax benefits would impact the effective tax rate. Interest and penalties related to uncertain tax benefits were less than $0.1 million, $0.3 million, and $0.1 million for the years ending December 31, 2018, 2017, and 2016, respectively, and are included within the benefit from income taxes. Accrued interest and penalties were $0.4 million as of December 31, 2018 and 2017.
The Company is subject to federal and state tax examinations for all tax years subsequent to December 31, 2013. The Internal Revenue Service (“IRS”) is currently reviewing the Company's 2014-2016 federal tax returns. The Company has extended the federal period of limitations to assess tax for the 2014 and 2015 tax years through March 31, 2020. Although pre-2014 years are generally no longer subject to examinations by the IRS and various state taxing authorities, certain state net operating loss carryforwards generated in those years may still be adjusted upon examination by state taxing authorities if they were used after 2013 or will be used in a future period.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, and most changes were effective as of January 1, 2018. The law includes various provisions that affect corporations, including a reduction of the corporate income tax rate from a 35% maximum rate to a 21% flat rate, availability of enhanced “bonus depreciation” for capital equipment purchases, annual limitations on interest expense deductions, changes to net operating loss carryback and carryforward rules, and changes to U.S. taxation of foreign profits. The corporate tax rate reduction resulted in a $7.4 million discrete tax benefit during the year ended December 31, 2017 as a result of recalculating the carrying value of the Company's deferred tax assets and liabilities. Additionally, the Company reduced its net operating loss deferred tax asset by $0.4 million as a result of the one-time deemed repatriation of foreign subsidiary earnings.
12. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2022.  The potential maximum exposure under these lease guarantees was approximately $7.2 million as of December 31, 2018.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease. The Company estimated the fair value of its liability under this on-going guarantee to be $1.0 million and $1.4 million as of December 31, 2018 and 2017, respectively, and it is included in accrued expenses and other current liabilities.
In the fourth quarter of 2016, the Company began to offer a lease purchase program that did not include a guarantee, and offered newer equipment under factory warranty that was more cost effective. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In late 2016, management committed to a plan to divest of these older assets and recorded a loss reserve of $8.9 million as of December 31, 2016. The loss reserve for the guarantee and reconditioning costs associated with the planned divestiture was $0.4 million as of December 31, 2018, which is included in accrued expenses and other current liabilities.
The Company paid $2.1 million and $9.0 million under these lease guarantees during the year ended December 31, 2018 and 2017, respectively.

13. Commitments and Contingencies
Employee Benefit Plans
The Company sponsors defined contribution profit sharing plans for substantially all employees of the Company and its subsidiaries. The Company provides matching contributions on some of these plans. Total expense under these plans was $2.4 million, $2.5 million, and $2.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Operating Leases
The Company leases terminals, office space, trucks, trailers, and other equipment under noncancelable operating leases expiring on various dates through 2027. The Company incurred rent expense from operating leases of $83.7 million, $83.4 million, and $72.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2018 (in thousands):

Year Ending:
2019	$45,713
2020	34,920
2021	25,536
2022	21,413
2023	17,920
Thereafter	17,556
Total	$163,058
Auto, Workers Compensation, and General Liability Reserves
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains insurance for auto liability, general liability, and cargo claims. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million per occurrence for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amount. As of December 31, 2018 and 2017, the Company had reserves for estimated uninsured losses of $26.8 million and $28.4 million, respectively, included in accrued expenses and other current liabilities.
General Litigation Proceedings
Jeffrey Cox and David Chidester filed a complaint against certain of the Company’s subsidiaries in state court in California in a post-acquisition dispute (the “Central Cal Matter”). The complaint alleges contract, statutory and tort-based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted the Company’s motion to compel arbitration of all non-employment claims alleged in the complaint. The parties selected a settlement accountant to determine the contingent purchase obligation pursuant to the Central Cal Agreement. The settlement accountant provided a final determination that a contingent purchase obligation of $2.1 million is due to the plaintiffs. The Company's position is that this contingent purchase obligation is subject to offset for certain indemnification claims owed to the Company by the plaintiffs ranging from approximately $0.3 million to $1.0 million. Accordingly, the Company has recorded a contingent purchase obligation liability of $1.8 million in accrued expenses and other current liabilities. The Company intends to pursue indemnification and other claims as it relates to the Central Cal Matter and other related matters involving these plaintiffs. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. The parties are proceeding with discovery and the consolidated case is currently set for trial on November 5, 2019.
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
In addition to the legal proceeding described above, the Company is a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In 2017 and 2018, the Company reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of December 31, 2018 and 2017, the Company recorded a liability for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter and the Warren Matter of $10.8 million and $13.2 million, respectively, which are recorded in accrued expenses and other current liabilities.
In December 2018, a class action lawsuit was brought against the Company in the Superior Court of the State of California by Fernando Gomez, on behalf of himself and other similarly situated persons, alleging violation of California labor laws. This is a new lawsuit and the Company is currently determining its effects. The Company intends to vigorously defend against such claims; however, there can be no assurance that it will be able to prevail. In light of the relatively early stage of the proceedings, the Company is unable to predict the potential costs or range of costs at this time.
Securities Litigation Proceedings
Following the Company's press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against the Company and its former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed the Consolidated Amended Complaint (“CAC”) on behalf of a class of persons who purchased the Company’s common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) the Company and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, the Company’s former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of the Company’s financial statements; (b) the Company’s true earnings and expenses; (c) the effectiveness of the Company’s disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with the Company’s tractor lease guaranty program; (e) the Company’s leverage ratios and compliance with its credit facilities; and (f) the value of the goodwill the Company carried on its balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On November 19, 2018, the parties entered into a binding term sheet agreeing to settle the action for $20 million, $17.9 million of which will be funded by the Company's D&O carriers ($4.8 million of which is by way of a pass through of the D&O carriers’ payment to the Company in connection with the settlement of the Federal Derivative Action described below). The parties are finalizing the Stipulation of Settlement. The settlement is conditioned on a settlement of the Federal Derivative Action described below, dismissal of the State Derivative Action described below, and final court approval of the settlements in this action and in the Federal Derivative Action.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on the Company's behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden (the “State Derivative Action”). Count I of the complaint alleges the Director Defendants breached their fiduciary duties by “knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions,” and seeks unspecified damages. Count II of the complaint alleges the Officer Defendants DiBlasi, Armbruster, and van Helden received substantial performance-based compensation and bonuses for fiscal year 2014 that should be disgorged. The action has been stayed pending the District Court’s approval of the proposed settlement of the Federal Derivative Action, following which the defendants would move to dismiss this action as moot. While the case was stayed, the plaintiff obtained permission to file an amended complaint adding claims against two former Company employees: Bret Naggs and Mark Wogsland.
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on the Company's behalf and class action claims in the United States District Court for the Eastern District of Wisconsin. On December 22, 2017, Chester County Employees Retirement Fund filed a complaint alleging derivative claims on the Company's behalf in the United States District Court for the Eastern District of Wisconsin. On March 21, 2018, the Court entered an order consolidating the Kent and Chester County actions under the caption Kent v. Stoelting et al (Case No. 17-cv-00893) (the “Federal Derivative Action”). On March 28, 2018, plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint alleging claims on behalf of the Company against Peter Armbruster, Mark DiBlasi, Scott Dobak, Christopher Doerr, Ivor Evans, Brian van Helden, John Kennedy III, Ralph Kittle, Brian Murray, Scott Rued, James Staley, Curtis Stoelting, William Urkiel, Chad Utrup, Judith Vijums, and Michael Ward. Count I alleges that several of the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 based upon alleged misrepresentations and omissions in several of the Company’s proxy statements. Count II alleges that all the defendants breached their fiduciary duty. Count III alleges that all the defendants wasted corporate assets. Count IV alleges that certain of the defendants were unjustly enriched. The Complaint seeks monetary damages, improvements to the Company’s corporate governance and internal procedures, an accounting from defendants of the damages allegedly caused by them and the improper amounts the defendants allegedly obtained, and punitive damages. The parties are currently finalizing the terms of a Stipulation of Settlement, which provides for certain corporate governance changes and a $6.9 million payment, $4.8 million of which will be paid by the Company’s D&O carriers into an escrow account to be used by the Company to settle the class action described above and $2.1 million of which will be paid by the Company’s D&O carriers to cover plaintiffs attorney’s fees and expenses, subject to court approval.
Given the status of the matters above, the Company concluded in 2018 that a liability is probable and recorded the estimated loss of $22 million and a corresponding insurance reimbursement receivable of $20 million.
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
14. Related Party Transactions
The Company had an advisory agreement with HCI Equity Management L.P. (“HCI”) to pay transaction fees and an annual advisory fee of $0.1 million. The Company owed $0.1 million to HCI for advisory services and travel expenses for the year ended December 31, 2017 and paid an aggregate of $0.2 million to HCI for services performed in connection with the sixth amended and restated credit agreement, advisory fees, and travel expenses during the year ended December 31, 2016. On May 2, 2017, the Company and HCI entered into a Termination Agreement in which HCI waived the Company’s payment of any and all unpaid fees and expenses accrued under the advisory agreement through May 2, 2017.
On December 13, 2018, the Company entered into an agreement with HCI to resume the advancement of reasonable fees and expenses of up to $7.1 million pursuant to the advisory agreement. In addition, the Company and HCI agreed to contribute $1 million each to resolve the previously mentioned Securities Litigation Proceedings described in Note 13. The Company reserves all rights to seek reimbursement for any fees or expense advanced to HCI, while HCI reserves all rights to seek indemnification for amounts above the $7.1 million and the $1 million that HCI will contribute to resolve the Securities Litigation Proceedings.
On December 27, 2018, the Company filed a registration statement on Form S-1 with the SEC for the offer and sale of up to 7,801,625 shares of its common stock held by HCI and its affiliates. The shares covered by the registration statement may be offered and sold from time to time by HCI to the public. The Company will not receive any cash proceeds from the offer and sale of the shares of common stock that have been registered pursuant to this registration statement.
The Investment Agreement with Elliott required the Company to pay Elliott a daily payment in an amount equal to $33,333.33 per calendar day from the closing date until the Refinancing Date. The Company paid $2.7 million under this agreement for the year ended December 31, 2017.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company, as part of the $293.0 million redemption of its Series F Preferred Stock ($240.5 million) and a portion of its Series E Preferred Stock ($52.5 million), paid to Elliott $6.0 million in early redemption premiums for the year ended December 31, 2017. The Company also paid to Elliott $15.2 million in dividends on its preferred stock for the year ended December 31, 2017. No such dividends were paid to Elliott in 2018.
On May 1, 2017, in connection with the issuance of preferred stock pursuant to the Investment Agreement, the Company issued 8-year warrants to Elliott to purchase an aggregate of 379,572 shares of common stock, at an exercise price of $0.01 per share. On November 9, 2018, the Company issued 379,572 shares of common stock in connection with the exercise of the Warrants by Elliott.
As previously mentioned, the Company entered into the Series E-1 Preferred Stock Investment Agreement with Elliott on March 1, 2018, pursuant to which the Company agreed to issue and sell to Elliott from time to time an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock.
On November 8, 2018, the Company entered into a Standby Purchase Agreement with Elliott, pursuant to which Elliott agreed to backstop the Company’s rights offering to raise $450 million. Pursuant to the Standby Purchase Agreement, Elliott agreed to exercise their basic subscription rights in full. In addition, to the extent the rights offering was not fully subscribed, Elliott agreed to purchase from the Company, at the Subscription Price, all unsubscribed shares of common stock in the Rights Offering (the “Backstop Commitment”). The Company will not pay Elliott a fee for providing the Backstop Commitment, but agreed to reimburse Elliott for all documented out-of-pocket costs and expenses in connection with the rights offering, the Backstop Commitment, and the transactions contemplated thereby, including fees for legal counsel to Elliott. Elliott agreed to waive all preferred stock dividends accrued and unpaid after November 30, 2018 once the rights offering was consummated. Among other covenants, the Company agreed to deliver to Elliott an amended and restated Registration Rights Agreement and a Stockholders’ Agreement, and Elliott agreed that it would not, without the prior written consent of the special committee of the board of directors, sell, assign, transfer, or otherwise dispose of any rights distributed to Elliott. Additionally, Elliott agreed that it would not, without the prior written consent of the special committee, transfer any shares of its common stock until the earlier to occur of the closing of the rights offering or the termination of the Standby Purchase Agreement. On February 26, 2019, the Company closed the rights offering and Elliott purchased a total of 843,632,693 shares of the Company’s common stock between its basic subscription rights and the backstop commitment. See Note 17 for additional information.
On February 28, 2019, the Company entered into the Term Loan Credit Facility with BMO Harris Bank, N.A. and Elliott which consists of an approximately $61.1 million term loan facility. See Note 17, Subsequent Events, for more information on the new credit agreement.
The Company's operating companies have contracts with certain purchased transportation providers that are considered related parties. The Company paid an aggregate of $29.4 million and $13.6 million to these carriers during the years ended December 31, 2018 and 2017, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $1.2 million and $3.2 million under these leases during the years ended December 31, 2018 and 2017, respectively.
The Company owns 37.5% of CML which operates as one of the Company's brokerage agents. The Company paid CML broker commissions of $3.1 million and $2.7 million during the years ended December 31, 2018 and 2017, respectively.
The Company has a jet fuel purchase agreement with a related party and paid an aggregate of $2.1 million and $1.8 million under this agreement during the years ended December 31, 2018 and 2017, respectively.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $4.6 million and $1.5 million during the years ended December 31, 2018 and 2017, respectively.
During 2016, the Company entered into and completed a sale-leaseback transaction to sell a combined office and warehouse facility to an entity controlled by a former owner of an operating company for a total sale price of $3.5 million.
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
One direct customer, General Motors, accounted for approximately 12% of revenue, or approximately $268.1 million, $245.4 million and $252.1 million, within the Company's TES segment, for the years ended December 31, 2018, 2017 and 2016, respectively.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table reflects certain financial data of the Company’s segments (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
TES	$1,207,677	$1,067,145	$990,665
LTL	452,281	463,519	461,540
Ascent	573,072	570,223	597,159
Eliminations	(16,889)	(9,596)	(16,164)
Total	$2,216,141	$2,091,291	$2,033,200
Impairment charges:
TES	$1,582	$—	$133,988
LTL	—	—	197,312
Ascent	—	4,402	42,361
Total	$1,582	$4,402	$373,661
Operating (loss) income:
TES(1)	$2,097	$5,989	$(116,545)
LTL	(26,892)	(26,383)	(203,600)
Ascent	28,465	22,493	(28,148)
Corporate(2)	(62,169)	(38,551)	(55,481)
Total	(58,499)	(36,452)	(403,774)
Interest expense	116,912	64,049	22,827
Loss on early extinguishment of debt	—	15,876	—
Loss before income taxes	$(175,411)	$(116,377)	$(426,601)
Depreciation and amortization:
TES	$28,807	$25,535	$25,872
LTL	3,854	4,353	4,052
Ascent	5,049	5,965	6,688
Corporate	5,057	1,894	1,533
Total	$42,767	$37,747	$38,145
Capital expenditures(3):
TES	$9,777	$11,833	$7,978
LTL	1,122	1,641	4,051
Ascent	2,087	1,397	5,465
Corporate(4)	60,110	6,839	79
Total	$73,096	$21,710	$17,573

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2018	2017	2016
Total assets:
TES	$379,956	$458,945	$436,237
LTL	73,706	79,065	129,899
Ascent	276,994	271,400	366,894
Corporate	123,921	68,445	3,488
Eliminations(5)	(1,120)	(1,812)	(2,964)
Total	$853,457	$876,043	$933,554
(1) Operations restructuring charges of $4.7 million are included within TES for the year ended December 31, 2018. See Note 16 for additional information.
(2) Gain from sale of Unitrans of $35.4 million is included within Corporate for the year ended December 31, 2017.
(3) Includes non-cash capital leases and capital expenditures not yet paid.
(4) Includes $45.6 million of rolling stock assets that are purchased and leased by REL of which 75% was allocated to TES, 10% to LTL, and 15% to Ascent.
(5) Eliminations represents intercompany trade receivable balances between the three segments.
16. Restructuring Costs
In the second quarter of 2018, the Company restructured its temperature-controlled truckload business by completing the integration of multiple operating companies into one business unit. As part of this integration, the Company also right-sized its temperature-controlled fleets, facilities, and support functions. As a result, in the second quarter of 2018, the Company recorded operations restructuring costs of $4.7 million, related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets to fair market value. The initial write-down of assets to fair market value totaled $1.3 million and was recorded to property and equipment, while the remaining $3.4 million was recorded in accrued expenses and other current liabilities. None of the remaining individual components are considered material to the overall cost. The following is a rollforward of the Company's restructuring reserve balance as of December 31, 2018.

	Restructuring reserves	Fixed asset write-down
Beginning balance at June 30, 2018	$3,375	$1,280
Charges/Adjustments	(597)	597
Payments	(2,234)	—
Ending balance at December 31, 2018	$544	$1,877
The Company also incurred corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring of $22.2 million and $32.3 million for the years ended December 31, 2018 and 2017, respectively. These costs are included in other operating expenses.
17. Subsequent Events

Prior ABL Facility Amendments

On January 9, 2019, the Company entered into a Seventh Amendment to the ABL Facility. Pursuant to the Seventh Amendment, the ABL Facility was further amended to, among other things: (i) extend the time period during which the Company is permitted to issue Series E-1 Preferred Stock under the Investment Agreement (as amended) from January 31, 2019 to the earlier of (a) March 1, 2019 and (b) the occurrence of the rights offering; and (ii) extend the date by which the Company is required to consummate the rights offering from January 31, 2019 to March 1, 2019.

On January 11, 2019, the Company entered into an Eighth Amendment to the ABL Facility. Pursuant to the Eighth Amendment, the ABL Facility was further amended to, among other things, modify the definition of “Fixed Charge Trigger Period” to reduce the Adjusted Excess Availability requirements until the earlier of (i) the date that is 30 days from the Eighth Amendment Effective Date; and (ii) the Rights Offering Effective Date.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Rights Offering
On February 26, 2019, the Company closed its previously announced fully backstopped $450 million rights offering, pursuant to which the Company issued and sold an aggregate of 900 million new shares of its common stock at the subscription price of $0.50 per share. An aggregate of 177,676,223 shares of the Company's common stock were purchased pursuant to the exercise of basic subscription rights and over-subscription rights from stockholders of record during the subscription period, including from the exercise of basic subscription rights by stockholders who are affiliates of Elliott. In addition, Elliott purchased an aggregate of 722,323,777 additional shares pursuant to the previously announced commitment from Elliott to purchase all unsubscribed shares of the Company's common stock in the rights offering pursuant to the Standby Purchase Agreement that the Company entered into with Elliott dated November 8, 2018, as amended. Overall, Elliott purchased a total of 843,632,693 shares of the Company's common stock in the rights offering between its basic subscription rights and the backstop commitment, and following the closing of the rights offering beneficially owned approximately 90.4% of the Company's common stock.
The net proceeds from the rights offering and backstop commitment were used to fully redeem the outstanding shares of the Company's preferred stock and to pay related accrued and unpaid dividends. Proceeds were also used to pay fees and expenses in connection with the rights offering and backstop commitment. The Company retained in excess of $30 million of net cash proceeds to be used for general corporate purposes. The purpose of the rights offering was to improve and simplify the Company's capital structure in a manner that gave the Company's existing stockholders the opportunity to participate on a pro rata basis.
Stockholders’ Agreement
On February 26, 2019, the Company entered into a New Stockholders’ Agreement with Elliott. The Company's execution and delivery of the Stockholders’ Agreement was a condition to Elliott’s backstop commitment. Pursuant to the Stockholders’ Agreement, the Company granted Elliott the right to designate nominees to Company's board of directors and access to available financial information.
Amended and Restated Registration Rights Agreement
On February 26, 2019, the Company entered into the A&R Registration Rights Agreement with Elliott and investment funds affiliated with HCI Equity Partners, which amended and restated the Registration Rights Agreement, dated as of May 2, 2017, between the Company and the parties thereto. The Company's execution and delivery of the A&R Registration Rights Agreement was a condition to Elliott’s backstop commitment. The A&R Registration Rights Agreement amended the Registration Rights Agreement to provide the Elliott Stockholders (as defined therein) and the HCI Stockholders (as defined therein) with unlimited Form S-1 registration rights in connection with Company securities owned by them.
Asset-Based Lending Credit Agreement
On February 28, 2019, the Company entered into the ABL Credit Facility with BMO Harris Bank, N.A. and certain other lenders. The Company used the initial proceeds from the ABL Credit Facility for working capital purposes and to repay in full the Company's existing credit facility.
The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for FILO Loans (as defined in the ABL Credit Agreement), (ii) $20.0 million may be used for Swing Line Loans (as defined in the ABL Credit Agreement), and (iii) $30.0 million may be used for letters of credit. The ABL Credit Agreement provides that the revolving line of credit may be increased by up to an additional $100.0 million under certain circumstances. The ABL Credit Facility matures on February 28, 2024. Advances under the Company’s ABL Credit Facility bear interest at either: (a) the LIBOR Rate (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 1.50% to 2.00% for the non-FILO Loans and 2.50% to 3.00% for the FILO Loans; or (b) the Base Rate (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 0.50% to 1.00% for the non-FILO Loans and 1.50% to 2.00% for the FILO Loans.
Term Loan Credit Agreement
On February 28, 2019, the Company entered into the Term Loan Credit Facility with BMO Harris Bank, N.A. and Elliott. The Company used the initial proceeds from the Term Loan Credit Facility for working capital purposes and to repay in full the Company's existing credit facility.
The Term Loan Credit Facility consists of an approximately $61.1 million term loan facility, consisting of (i) approximately $40.3 million of Tranche A Term Loans (as defined in the Term Loan Credit Agreement), (ii) approximately $2.5 million of Tranche

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A FILO Term Loans (as defined in the Term Loan Credit Agreement), (iii) approximately $8.3 million of Tranche B Term Loans (as defined in the Term Loan Credit Agreement), and (iv) a $10.0 million asset-based facility available to finance future capital expenditures. The Term Loan Credit Facility matures on February 28, 2024. Principal on each of the Tranche A Term Loans and the Tranche B Term Loans is due in quarterly installments based upon a 4.5-year amortization schedule (i.e. each installment is 1/18th of the original principal amount of the Tranche A Term Loans and the Tranche B Term Loans), commencing on September 1, 2019. Principal on the Tranche A FILO Term Loans is due on the maturity date of the Term Loan Credit Facility, unless earlier accelerated thereunder. Principal on each draw under the capital expenditure facility is due in quarterly installments based upon a five-year amortization schedule (i.e. each installment shall be 1/20th of the original principal amount of any capital expenditure loan), commencing on the first day of the first full fiscal quarter immediately following the making of each such capital expenditure loan. The loans under the Term Loan Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 7.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 8.50% for Tranche A FILO Term Loans; or (b) the Base Rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 6.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 7.50% for Tranche A FILO Term Loans.
HCI Sales of the Company's Common Stock
On February 14, 2019, HCI sold 2,000,000 shares of the Company's common stock in an open-market transaction at a price per share of $0.4797 to unaffiliated purchasers.