Form 10-Q
period 2019-03-31
Roadrunner Transportation Systems, Inc.
filed 2019-05-06
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2019, there were outstanding 37,568,738 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,612	$11,179
Accounts receivable, net of allowances of $8,522 and $9,980, respectively	273,634	274,843
Income tax receivable	3,180	3,910
Prepaid expenses and other current assets	56,612	61,106
Total current assets	338,038	351,038
Property and equipment, net of accumulated depreciation of $143,271 and $130,077, respectively	209,652	188,706
Other assets:
Operating lease right-of-use asset	122,701	—
Goodwill	264,826	264,826
Intangible assets, net	40,779	42,526
Other noncurrent assets	6,283	6,361
Total other assets	434,589	313,713
Total assets	$982,279	$853,457
LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
Current liabilities:
Current maturities of debt	$8,812	$13,171
Current finance lease liability	17,658	13,229
Current operating lease liability	36,797	—
Accounts payable	147,765	160,242
Accrued expenses and other current liabilities	105,672	110,943
Total current liabilities	316,704	297,585
Deferred tax liabilities	3,938	3,953
Other long-term liabilities	3,228	7,857
Long-term finance lease liability	56,334	37,737
Long-term operating lease liability	90,767	—
Long-term debt, net of current maturities	150,856	155,596
Preferred stock	—	402,884
Total liabilities	621,827	905,612
Commitments and contingencies (Note 12)
Stockholders’ investment (deficit):
Common stock $.01 par value; 44,000 and 4,200 shares authorized; 37,562 and 1,556 shares issued and outstanding	376	16
Additional paid-in capital	844,489	405,243
Retained deficit	(484,413)	(457,414)
Total stockholders’ investment (deficit)	360,452	(52,155)
Total liabilities and stockholders’ investment (deficit)	$982,279	$853,457
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended
	March 31,
	2019	2018
Revenues	$507,148	$569,984
Operating expenses:
Purchased transportation costs	342,775	400,963
Personnel and related benefits	79,215	75,887
Other operating expenses	89,614	97,499
Depreciation and amortization	15,542	9,065
Impairment charges	778	—
Total operating expenses	527,924	583,414
Operating loss	(20,776)	(13,430)
Interest expense:
Interest expense - preferred stock	—	7,115
Interest expense - debt	3,882	2,428
Total interest expense	3,882	9,543
Loss on debt restructuring	2,270	—
Loss before income taxes	(26,928)	(22,973)
Provision for income taxes	71	670
Net loss	$(26,999)	$(23,643)
Loss per share:
Basic	$(1.78)	$(15.37)
Diluted	$(1.78)	$(15.37)
Weighted average common stock outstanding:
Basic	15,158	1,538
Diluted	15,158	1,538
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (DEFICIT)
(Unaudited)

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders' Investment (Deficit)

BALANCE, December 31, 2018	1,555,868	$16	$405,243	$(457,414)	$(52,155)
Issuance of restricted stock units, net of taxes paid	5,664	—	(8)	—	(8)
Issuance of common stock	36,000,000	360	449,640	—	450,000
Common stock issuance costs	—	—	(11,985)	—	(11,985)
Share-based compensation	—	—	1,599	—	1,599
Net loss	—	—	—	(26,999)	(26,999)
BALANCE, March 31, 2019	37,561,532	$376	$844,489	$(484,413)	$360,452

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders' Investment (Deficit)

BALANCE, December 31, 2017	1,536,925	$15	$403,535	$(292,703)	$110,847
Issuance of restricted stock units, net of taxes paid	3,272	—	(75)	—	(75)
Share-based compensation	—	—	523	—	523
Cumulative effect of change in accounting principle	—	—	—	886	886
Net loss	—	—	—	(23,643)	(23,643)
BALANCE, March 31, 2018	1,540,197	$15	$403,983	$(315,460)	$88,538

See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,999)	$(23,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,756	9,262
Change in fair value of preferred stock	—	6,057
Amortization of preferred stock issuance costs	—	1,058
Loss on disposal of property and equipment	37	135
Share-based compensation	1,599	523
Loss on debt restructuring	2,270	—
(Recovery of) provision for bad debts	(19)	1,459
Deferred tax (benefit) provision	(15)	568
Impairment charges	778	—
Changes in:
Accounts receivable	1,228	(15,269)
Income tax receivable	730	653
Prepaid expenses and other assets	12,879	(2,817)
Accounts payable	(12,811)	9,642
Accrued expenses and other liabilities	(9,355)	2,174
Net cash used in operating activities	(13,922)	(10,198)
Cash flows from investing activities:
Capital expenditures	(8,553)	(5,699)
Proceeds from sale of property and equipment	768	37
Net cash used in investing activities	(7,785)	(5,662)
Cash flows from financing activities:
Borrowings under revolving credit facilities	504,478	—
Payments under revolving credit facilities	(526,643)	—
Term debt borrowings	52,218	557
Term debt payments	(38,878)	(5,427)
Debt issuance costs	(2,005)	—
Payments of debt restructuring costs	(693)	—
Proceeds from issuance of common stock	450,000	—
Common stock issuance costs	(10,514)	—
Proceeds from issuance of preferred stock	—	17,500
Preferred stock issuance costs	—	(1,058)
Preferred stock payments	(402,884)	—
Issuance of restricted stock units, net of taxes paid	(8)	(75)
Payments on insurance premium financing	(5,951)	—
Payments of finance lease obligation	(3,980)	(570)
Net cash provided by financing activities	15,140	10,927
Net decrease in cash and cash equivalents	(6,567)	(4,933)
Cash and cash equivalents:
Beginning of period	11,179	25,702
End of period	$4,612	$20,769

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
(In thousands)	March 31,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$3,567	$2,154
Cash refunds from income taxes, net	$(698)	$(562)
Non-cash finance leases and other obligations to acquire assets	$27,428	$276
Capital expenditures, not yet paid	$962	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Downers Grove, Illinois with operations primarily in the United States and is organized in the following three segments: Truckload & Express Services (“TES”), Less-than-Truckload (“LTL”), and Ascent Global Logistics (“Ascent”). Within its TES segment, the Company provides the following services: air and ground expedite, scheduled dry van truckload, temperature controlled truckload, flatbed, intermodal drayage and other warehousing, equipment and logistics operations. Within its LTL segment, the Company operates service centers, complemented by relationships with numerous pick-up and delivery agents. Within its Ascent segment, the Company provides third-party domestic freight management, international freight forwarding, customs brokerage and retail consolidation solutions.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the Company's opinion, these unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2018. Interim results are not necessarily indicative of results for a full year.
Reverse Stock Split
On April 4, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”), to effect a reverse stock split (the “Reverse Stock Split”), as described in its Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 15, 2019. As a result, the Reverse Stock Split took effect on April 4, 2019 and the Company’s common stock began trading on a split-adjusted basis when the market opened on April 5, 2019.
Pursuant to the Reverse Stock Split, shares of the Company’s common stock were automatically consolidated at the rate of 1-for-25 without any further action on the part of the Company’s stockholders. All fractional shares owned by each stockholder were aggregated and to the extent after aggregating all fractional shares any stockholder was entitled to a fraction of a share, such stockholder became entitled to receive, in lieu of the issuance of such fractional share, a cash payment based on a pre-split cash rate of $0.4235, which is the volume weighted average trading price per share on the New York Stock Exchange (“NYSE”) for the five consecutive trading days immediately preceding April 4, 2019.
Following the Reverse Stock Split, the number of outstanding shares of the Company’s common stock was reduced by a factor of 25 to approximately 37,561,532. The number of authorized shares of common stock was also reduced by a factor of 25 to 44,000,000.
All references to numbers of common shares and per common share data in these condensed consolidated financial statements and related notes have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented.
Change in Accounting Principle
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company elected to adopt Topic 842 using an optional alternative method of adoption, referred to as the “Comparatives Under ASC 840 Approach” which allows companies to apply the new requirements to only those leases that existed as of January 1, 2019. Under the Comparatives Under ASC 840 Approach, the date of initial application is January 1, 2019 with no retrospective restatements. As such, there was no impact to historical comparative income statements and the balance sheet assets and liabilities have been recognized in 2019 in accordance with ASC 842. Upon adoption, the Company recognized a lease liability, initially measured at the present value of the lease payments, of $135 million with a corresponding right-of-use asset for operating leases. The Company's accounting for finance leases is essentially unchanged. As part of its adoption of Topic 842 the Company elected the “package of three” practical expedient which, among other things, does not require the Company to reassess lease classification for expired or existing contracts upon adoption. The Company also elected to not use hindsight in assessing existing lease terms at the transition date. See Note 3 for more information.
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
Revenue Recognition
The Company’s revenues are primarily derived from transportation services which includes providing freight and carrier services both domestically and internationally via land, air, and sea. The Company disaggregates revenue among its three segments, TES, LTL and Ascent, as presented in Note 14.
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
The Company's performance obligation represents the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unbilled amounts and accrued freight costs for freight shipments in transit. As of March 31, 2019 and December 31, 2018, the Company had $13.7 million and $7.8 million of unbilled amounts recorded in accounts receivable, respectively, and $9.0 million and $6.1 million of accrued freight costs recorded in accounts payable, respectively. Amounts recorded to revenue and purchased transportation costs are not material for the three months ended March 31, 2019 and 2018.
Leases
The Company determines at inception whether a contract qualifies as a lease and whether the lease meets the classification criteria of an operating or finance lease. For operating leases, the Company records a lease liability and corresponding right-of-use asset at the lease commencement date, which are valued at the estimated present value of the lease payments over the lease term. The Company uses its collateralized incremental borrowing rate at the lease commencement date in determining the present value of the lease payments. Finance leases are included within property and equipment. The Company does not recognize leases with an original lease term of 12 months or less on the condensed consolidated balance sheets but will disclose the related lease expense for these short-term leases. The Company does not separate non-lease components from lease components, which results in all payments being allocated to the lease and factored into the measurement of the right-of-use asset and lease liability. The Company includes options to extend the lease when it is reasonably certain that the Company will exercise that option.

Impairment Charges
The Company recorded an asset impairment charge of $0.8 million for the three months ended March 31, 2019 related to software that is no longer useful following the integration of Ascent’s domestic freight management operations.
New Accounting Pronouncements
In August 2018, the Financial Accounting Standard Board (“FASB”) issued ASU 2018-15, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which is effective for the Company in 2020. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its condensed consolidated financial statements.
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
There were no changes to total goodwill during the first quarter of 2019. The following is a breakdown of the Company's goodwill as of March 31, 2019 and December 31, 2018 by segment (in thousands):

	TES	LTL	Ascent	Total
Goodwill	$92,926	$—	$171,900	$264,826

There were no changes to the accumulated goodwill impairment during the first quarter of 2019. The following is a breakdown of the Company's accumulated goodwill impairment charges as of March 31, 2019 by segment (in thousands):

	TES	LTL	Ascent	Total
Accumulated goodwill impairment charges	$132,408	$197,312	$46,763	$376,483
Intangible assets consist primarily of customer relationships acquired from business acquisitions. Intangible assets as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
TES	$55,008	$(24,051)	$30,957	$55,008	$(22,959)	$32,049
LTL	2,498	(1,967)	531	2,498	(1,925)	573
Ascent	27,152	(17,861)	9,291	27,152	(17,248)	9,904
Total	$84,658	$(43,879)	$40,779	$84,658	$(42,132)	$42,526
The customer relationships intangible assets are amortized over their estimated useful lives, ranging from five to 12 years. Amortization expense was $1.7 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. Estimated amortization expense for each of the next five years based on intangible assets as of March 31, 2019 is as follows (in thousands):

Remainder 2019	$5,072
2020	6,447
2021	6,265
2022	5,826
2023	5,462
Thereafter	11,707
Total	$40,779
3. Leases
The Company leases terminals, office space, trucks, trailers, and other equipment under noncancelable operating leases expiring on various dates through 2042. The Company also leases trucks, trailers, office space and other equipment under finance leases. Certain of our lease agreements for trucks, trailers and other equipment contain residual value guarantees.
Amounts recognized in the condensed consolidated balance sheets related to the Company's lease portfolio are as follows (in thousands):

March 31, 2019
Assets:
Finance lease assets, net (included in property and equipment)	$74,154
Operating lease right-of-use asset	122,701
Total lease assets	$196,855
Liabilities:
Current finance lease liability	$17,658
Current operating lease liability	36,797
Long-term finance lease liability	56,334
Long-term operating lease liability	90,767
Total lease liabilities	$201,556
Amounts recognized in the condensed consolidated income statement related to the Company's lease portfolio for the three months ended March 31, 2019 are as follows (in thousands):

Lease component	Classification

Rent expense - operating leases	Other operating expenses	$16,510
Amortization of finance lease assets	Depreciation expense	$4,331
Interest on finance lease liabilities	Interest expense	$1,200
Rent expense for operating leases relates primarily to long-term operating leases, but also includes amounts for variable leases and short-term leases. The Company also recognized rental income of $2.5 million for the three months ended March 31, 2019 related to operating leases the Company entered into with its independent contractors (“IC”), of which $1.8 million relates to sublease income. The Company records rental income from leases to rent expense - operating leases.
Aggregate future minimum lease payments under noncancelable operating and finance leases with an initial term in excess of one year were as follows as of March 31, 2019 (in thousands):

Year Ending:	Operating leases	Finance leases	Total
Remainder of 2019	$34,178	$16,666	$50,844
2020	35,278	20,606	55,884
2021	25,499	24,081	49,580
2022	21,220	9,421	30,641
2023	18,041	8,986	27,027
Thereafter	17,924	6,550	24,474
Total	$152,140	$86,310	$238,450
Less: Interest	(24,576)	(12,318)	(36,894)
Present value of lease liabilities	$127,564	$73,992	$201,556
Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2018 (in thousands):

Year Ending:
2019	$45,713
2020	34,920
2021	25,536
2022	21,413
2023	17,920
Thereafter	17,556
Total	$163,058
The weighted average remaining lease term and discount rate used in computing the lease liability as of March 31, 2019 are as follows:

Weighted average remaining lease term (in years)
Operating leases	4.5
Finance leases	3.6

Weighted average discount rate
Operating leases	7.2%
Finance leases	7.2%

Supplemental cash flow information related to leases for the three months ended March 31, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,149
Operating cash flows from finance leases	1,200
Financing cash flows from finance leases	3,980

ROU assets obtained in exchange or lease liabilities:
Operating leases	$2,030
Lease transactions with related parties are disclosed in Note 13, Related Party Transactions.
4. Debt
Debt as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

ABL credit facility	$112,367	$—
Term loan credit facility	50,673	—
Prior ABL Facility:
Revolving credit facility	—	134,532
Term loans	—	37,333
Total debt	$163,040	$171,865
Less: Debt issuance costs and discount	(3,372)	(3,098)
Total debt, net of debt issuance costs and discount	159,668	168,767
Less: Current maturities	(8,812)	(13,171)
Total debt, net of current maturities	$150,856	$155,596
ABL Credit Facility
On February 28, 2019, the Company and its direct and indirect domestic subsidiaries entered into a credit agreement with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender, Wells Fargo Bank, National Association and Bank of America, National Association, as Lenders, and the Joint Lead Arrangers and Joint Book Runners party thereto (the “ABL Credit Facility”). The Company initially borrowed $141.4 million under the ABL Credit Facility. The ABL Credit Facility matures on February 28, 2024.
The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for FILO Loans (as defined in the ABL Credit Facility), (ii) $20.0 million may be used for Swing Line Loans (as defined in the ABL Credit Facility), and (iii) $30.0 million may be used for letters of credit. The ABL Credit Facility provides that the revolving line of credit may be increased by up to an additional $100.0 million under certain circumstances. The Company had total availability under the ABL Credit Facility of $64.5 million as of March 31, 2019.
Advances under the Company’s ABL Credit Facility bear interest at either: (a) the LIBOR Rate (as defined in the ABL Credit Facility), plus an applicable margin ranging from 1.50% to 2.00% for the non-FILO Loans and 2.50% to 3.00% for the FILO Loans; or (b) the Base Rate (as defined in the ABL Credit Facility), plus an applicable margin ranging from 0.50% to 1.00% for the non-FILO Loans and 1.50% to 2.00% for the FILO Loans. The Company's average annualized interest rate for the ABL Credit Facility was 5.1% for the three months ended March 31, 2019.
The obligations under the Company’s ABL Credit Facility are guaranteed by each of its domestic subsidiaries pursuant to a guaranty included in the ABL Credit Facility. As security for the Company’s and its subsidiaries’ obligations under the ABL Credit Facility, each of the Company and its domestic subsidiaries have granted: (i) a first priority lien on substantially all its domestic subsidiaries’ tangible and intangible personal property (other than the assets described in the following clause (ii)), including the capital stock of certain of the Company’s direct and indirect subsidiaries; and (ii) a second-priority lien on the Company’s and its domestic subsidiaries’ equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts) and proceeds and accounts related thereto. The priority of the liens is described in an intercreditor agreement between BMO Harris Bank N.A. as ABL Agent and BMO Harris Bank N.A. as Term Loan Agent.
The ABL Credit Facility contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. In addition, the ABL Credit Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The ABL Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the ABL Credit Facility to be in full force and effect, and a change of control of the Company’s business. As of March 31, 2019, the Company's excess availability had not fallen below the amount specified and therefore the minimum fixed charge coverage ratio financial covenant was not applicable.
Term Loan Credit Facility
On February 28, 2019, the Company and its direct and indirect domestic subsidiaries entered into a credit agreement with BMO Harris Bank N.A., as Administrative Agent and Lender, Elliott Associates, L.P. and Elliott International, L.P, as Lenders, and BMO Capital Markets Corp., as Lead Arranger and Book Runner (the “Term Loan Credit Facility”). The Company initially borrowed $51.1 million under the Term Loan Credit Facility. The Term Loan Credit Facility matures on February 28, 2024.
The Term Loan Credit Facility consists of an approximately $61.1 million term loan facility, consisting of
•approximately $40.3 million of Tranche A Term Loans (as defined in the Term Loan Credit Facility),
•approximately $2.5 million of Tranche A FILO Term Loans (as defined in the Term Loan Credit Facility),
•approximately $8.3 million of Tranche B Term Loans (as defined in the Term Loan Credit Facility), and
•a $10.0 million asset-based facility available to finance future capital expenditures.
Principal on each of the Tranche A Term Loans and the Tranche B Term Loans is due in quarterly installments based upon a 4.5-year amortization schedule (i.e. each installment is 1/18th of the original principal amount of the Tranche A Term Loans and the Tranche B Term Loans), commencing on September 1, 2019. Principal on the Tranche A FILO Term Loans is due on the maturity date of the Term Loan Credit Facility, unless earlier accelerated thereunder. Principal on each draw under the capital expenditure facility is due in quarterly installments based upon a five-year amortization schedule (i.e. each installment shall be 1/20th of the original principal amount of any capital expenditure loan), commencing on the first day of the first full fiscal quarter immediately following the making of each such capital expenditure loan. The loans under the Term Loan Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 7.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 8.50% for Tranche A FILO Term Loans; or (b) the Base Rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 6.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 7.50% for Tranche A FILO Term Loans. The Company's average annualized interest rate for the Term Loan Credit Facility was 10.0% for the three months ended March 31, 2019.
The obligations under the Company’s Term Loan Credit Facility are guaranteed by each of its domestic subsidiaries pursuant to a guaranty included in the Term Loan Credit Facility. As security for the Company’s and its subsidiaries’ obligations under the Term Loan Credit Facility, the each of Company and its domestic subsidiaries have granted: (i) a first priority lien on its equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts) and proceeds and accounts related thereto, and (ii) a second priority lien on substantially all of the Company’s and its domestic subsidiaries’ other tangible and intangible personal property, including the capital stock of certain of the Company’s direct and indirect subsidiaries. The priority of the liens is described in an intercreditor agreement between BMO Harris Bank N.A. as ABL Agent and BMO Harris Bank N.A. as Term Loan Agent.
The Term Loan Credit Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Term Loan Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Term Loan Credit Facility to be in full force and effect, and a change of control of the Company’s business.

Prior ABL Facility
On July 21, 2017, the Company entered into an asset-based lending facility with BMO Harris Bank, N.A. and certain other lenders (the “Prior ABL Facility”).
The Prior ABL Facility consisted of a:

•	$200.0 million asset-based revolving line of credit, of which $20.0 million could be used for swing line loans and $30.0 million could be used for letters of credit;

•	$56.8 million term loan facility; and

•	$35.0 million asset-based facility available to finance future capital expenditures, which was subsequently terminated before being utilized.
Principal on the term loan facility was due in quarterly installments commencing on March 31, 2018. Borrowings under the Prior ABL Facility were secured by substantially all of the assets of the Company. Borrowings under the Prior ABL Facility bore interest at either the (a) LIBOR Rate (as defined in the Prior ABL Facility) plus an applicable margin in the range of 1.5% to 2.25%, or (b) the Base Rate (as defined in the credit agreement) plus an applicable margin in the range of 0.5% to 1.25%. The Prior ABL Facility contained a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. The Prior ABL Facility also provided for the issuance of up to $30.0 million in letters of credit.
On January 9, 2019, the Company entered into a Seventh Amendment to the Prior ABL Facility. Pursuant to the Seventh Amendment, the Prior ABL Facility was further amended to, among other things: (i) extend the time period during which the Company is permitted to issue Series E-1 Preferred Stock under the Investment Agreement (as amended) from January 31, 2019 to the earlier of (a) March 1, 2019 and (b) the occurrence of the rights offering; and (ii) extend the date by which the Company is required to consummate the rights offering from January 31, 2019 to March 1, 2019.
On January 11, 2019, the Company entered into an Eighth Amendment to the Prior ABL Facility. Pursuant to the Eighth Amendment, the Prior ABL Facility was further amended to, among other things, modify the definition of “Fixed Charge Trigger Period” to reduce the Adjusted Excess Availability requirements until the earlier of (i) the date that is 30 days from the Eighth Amendment Effective Date; and (ii) the Rights Offering Effective Date.
The Prior ABL Facility was paid off with the proceeds from the ABL Credit Facility and the Term Loan Credit Facility. The Company recognized a $2.3 million loss on debt restructuring for the three months ended March 31, 2019 related to these transactions.
Insurance Premium Financing
In June 2018, the Company executed an insurance premium financing agreement of $17.8 million with a premium finance company in order to finance certain of its annual insurance premiums. Beginning on September 1, 2018, the financing agreement is payable in nine monthly installments of principal and interest of approximately $2.0 million. The agreement bears interest at 4.75%. The balance of the insurance premium payable as of March 31, 2019 and December 31, 2018 was $4.0 million and $10.0 million, respectively, and is recorded in accrued expenses and other current liabilities.
5. Preferred Stock
Preferred stock as of December 31, 2018 consisted of the following (in thousands):

December 31, 2018
Preferred stock:
Series B Preferred	$205,972
Series C Preferred	102,098
Series D Preferred	900
Series E Preferred	47,367
Series E-1 Preferred	46,547
Total Preferred stock	$402,884

Rights Offering

On February 26, 2019, the Company closed a $450 million rights offering, pursuant to which the Company issued and sold an aggregate of 36 million new shares of its common stock at the subscription price of $12.50 per share. An aggregate of 7,107,049 shares of the Company's common stock were purchased pursuant to the exercise of basic subscription rights and over-subscription rights from stockholders of record during the subscription period, including from the exercise of basic subscription rights by stockholders who are funds affiliated with Elliott Management Corporation (“Elliott”). In addition, Elliott purchased an aggregate of 28,892,951 additional shares pursuant to the commitment from Elliott to purchase all unsubscribed shares of the Company's common stock in the rights offering pursuant to the Standby Purchase Agreement that the Company entered into with Elliott dated November 8, 2018, as amended. Overall, Elliott purchased a total of 33,745,308 shares of the Company's common stock in the rights offering between its basic subscription rights and the backstop commitment, and following the closing of the rights offering beneficially owned approximately 90.4% of the Company's common stock.
The net proceeds from the rights offering and backstop commitment were used to fully redeem the outstanding shares of the Company's preferred stock and to pay related accrued and unpaid dividends. Proceeds were also used to pay fees and expenses in connection with the rights offering and backstop commitment. The Company retained in excess of $30 million of funds to be used for general corporate purposes. The purpose of the rights offering was to improve and simplify the Company's capital structure in a manner that gave the Company's existing stockholders the opportunity to participate on a pro rata basis.
The Company incurred $12.0 million in common stock issuance costs in connection with the 36 million shares issued in the rights offering. The issuance costs are comprised of $10.5 million in costs paid during the three months ended March 31, 2019 and $1.5 million of costs that were paid in prior periods.
Preferred Stock
The preferred stock was mandatorily redeemable and, as such, was presented as a liability on the condensed consolidated balance sheets. At each preferred stock dividend payment date, the Company had the option to pay the accrued dividends in cash or to defer them. Deferred dividends earned dividend income consistent with the underlying shares of preferred stock. The Company elected to measure the value of the preferred stock using the fair value method. Under the fair value method, issuance costs were expensed as incurred. The fair value of the preferred stock increased by $6.1 million during the three months ended March 31, 2018, which was reflected in interest expense - preferred stock.
On March 1, 2018, the Company entered into the Series E-1 Preferred Stock Investment Agreement (the “Series E-1 Investment Agreement”) with affiliates of Elliott Management Corporation (“Elliott”), pursuant to which the Company agreed to issue and sell to Elliott from time to time, an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E-1 Preferred Stock”), at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which the Company issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. On April 24, 2018, the parties held a closing pursuant to the Series E-1 Investment Agreement, pursuant to which the Company issued and sold to Elliott 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of approximately $17.5 million. The proceeds from the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support the Company’s current operations and future growth and to repay a portion of the indebtedness under the prior ABL Facility as required by the credit agreement governing that facility. The final 19,022 shares of Series E-1 Preferred Stock remained unissued when the Series E-1 Investment Agreement was terminated in connection with the closing of the rights offering. The Company incurred $1.1 million of issuance costs associated with the issuance of the Series E-1 Preferred Stock for the three months ended March 31, 2018, which was reflected in interest expense - preferred stock.

Certain Terms of the Preferred Stock as of December 31, 2018

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
The Company elected to measure its previously outstanding preferred stock using the fair value method. The fair value of the preferred stock was the estimated amount that would be paid to redeem the liability in an orderly transaction between market participants at the measurement date. The Company calculated the fair value of:

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

These valuations were considered to be Level 3 fair value measurements as the significant inputs are unobservable and require significant management judgment or estimation. Considerable judgment was required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates were not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value models include: the estimates of the redemption dates; credit spreads; dividend payments; and the market price of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance as of March 31, 2018 (in thousands).

March 31, 2018
Balance, beginning of period	$263,317
Issuance of preferred stock at fair value	17,500
Redemption of preferred stock	—
Change in fair value of preferred stock (1)	6,057
Balance, end of period	$286,874
(1)Change in fair value of preferred stock is reported in interest expense - preferred stock.
7. Stockholders’ Investment (Deficit)
At the Company's annual meeting of stockholders held on December 19, 2018, the Company's stockholders approved certain amendments to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”). The amendments to the Company's Certificate of Incorporation were as follows:
•An Amendment to increase the number of authorized shares of its common stock from 4,200,000 shares to 44,000,000 shares and to increase its total authorized shares of capital stock from 4,800,200 shares to 44,600,200 shares.
•An amendment to permit stockholder action by written consent.

•An amendment to permit a majority of its stockholders to request that the Company call a special meeting of stockholders. The Certificate of Incorporation previously only permitted the chairman of the Company's board of directors or the board of directors to call a special meeting of stockholders.
•An amendment to permit a majority of its stockholders to remove directors with or without cause. The Certificate of Incorporation previously provided that directors could only be removed for cause and by a vote of stockholders holding at least 66 2/3% of its common stock.
•An amendment to permit a majority of its stockholders to amend or repeal its Certificate of Incorporation or any provision thereof. The Certificate of Incorporation previously provided that certain provisions of the Certificate of Incorporation could only be amended or repealed with the affirmative vote of stockholders holding 80% of its common stock, unless such amendment or repeal was declared advisable by its board of directors by the affirmative vote of at least 75% of the entire board of directors, notwithstanding the fact that a lesser percentage may be specified by the Delaware General Corporation Law.
•An amendment to permit a majority of its stockholders to amend or repeal its Second Amended and Restated Bylaws or any provision thereof. The Certificate of Incorporation previously provided that the Second Amended and Restated Bylaws could only be amended or repealed with the affirmative vote of the stockholders holding 66 2/3% of the Company's common stock.
•An amendment to designate the courts in the state of Delaware as the exclusive forum for all legal actions unless otherwise consented to by the Company.
•An amendment to expressly opt-out of Section 203 of the Delaware General Corporation Law. The Certificate of Incorporation did not previously opt-out of Section 203 of the Delaware General Corporation Law. Section 203 is an anti-takeover provision that generally prohibits a person or entity who acquires 15% or more in voting power from engaging in certain transactions with a corporation for a period of three years following the date such person or entity acquired the 15% or more in voting power.
•An amendment to renounce any interest or expectancy it may have in, or being offered an opportunity to participate in, any business opportunity that is presented to Elliott, or funds affiliated with Elliott, or any of its or their directors, officers, stockholders, or employees.
On January 8, 2019, the Company filed Certificates of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware and the amendments to its Certificate of Incorporation became effective.
On February 26, 2019, the Company entered into a Stockholders’ Agreement with Elliott (the “New Stockholders’ Agreement”). The Company's execution and delivery of the New Stockholders’ Agreement was a condition to Elliott’s backstop commitment. Pursuant to the New Stockholders’ Agreement, the Company granted Elliott the right to designate nominees to Company's board of directors and access to available financial information.
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
On March 7, 2019, the Company's board of directors and the holders of a majority of the issued and outstanding shares of the Company’s common stock approved a 1-for-25 reverse split of the company’s issued and outstanding shares of common stock. The 1-for-25 reverse stock split was effective upon the filing and effectiveness of a Certificate of Amendment to the Company's Certificate of Incorporation after the market closed on April 4, 2019, and the Company’s common stock began trading on a split-adjusted basis on April 5, 2019. See Note 1 for more information on the reverse stock split.

8. Share-Based Compensation
On March 21, 2019, the Company's compensation committee granted to certain employees seven-year non-qualified stock options to purchase a total of 274,075 shares of its common stock with an exercise price equal to $12.50 per share (which was above the closing price of the Company's common stock of $11.25 per share on the grant date) with one-third of such options vesting on each of May 15, 2019, 2020 and 2021.

On March 21, 2019, the Company's compensation committee granted to certain employees restricted stock units (“RSUs”) totaling 74,000 shares of the Company's common stock. Each RSU is equal in value to one share of common stock, and one-third of the RSUs vest on each of May 15, 2019, 2020 and 2021.
9. Earnings Per Share
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
The Company had stock options and warrants outstanding of 377,632 as of March 31, 2019 and 65,165 as of March 31, 2018 that were not included in the computation of diluted loss per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the three months ended March 31, 2019 and 2018. Since the Company was in a net loss position for the three months ended March 31, 2019 and 2018, there is no difference between basic and dilutive weighted average common stock outstanding.
10. Income Taxes
The provision for income taxes was $0.1 million for the first quarter of 2019 and $0.7 million for the first quarter of 2018. The effective tax rate was (0.3)% during the first quarter of 2019 and (2.9)% during the first quarter of 2018.
The provision for income taxes varies from the amount computed by applying the federal statutory rate of 21.0% to the loss before income taxes (and, therefore, the effective tax rate similarly varies from the federal statutory rate) due to increases in the valuation allowance for deferred tax assets, adjustments for permanent differences, and state income taxes. For the three months ended March 31, 2019, the variance is primarily due to adjustments to the valuation allowance for federal and state deferred tax assets, as well as the effect of state income taxes and adjustments for permanent differences. For the three months ended March 31, 2018, the variance is primarily due to adjustments for permanent differences related to the non-deductible interest expense associated with the Company's preferred stock, as well as the effect of other permanent differences, state income taxes, and adjustments to the valuation allowance for certain state deferred tax assets.
For interim reporting periods, the Company applies an estimated annual effective tax rate to its ordinary operating results, and calculates the tax benefit or provision, if any, of other discrete items individually as they occur. Management also assesses whether sufficient future taxable income will be generated to permit the use of deferred tax assets. This assessment includes consideration of the cumulative losses incurred over the three-year period ended December 31, 2018 and expected over the three-year period ending December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future earnings. On the basis of this evaluation, the Company has recorded a valuation allowance for deferred tax assets to the extent that they cannot be supported by reversals of existing cumulative temporary differences. Any federal tax benefit generated from losses in 2019 is expected to require an offsetting adjustment to the valuation allowance for deferred tax assets, and thus have no net effect on the income tax provision. State tax benefits generated from certain subsidiary losses may similarly require an offsetting adjustment to the valuation allowance.
11. Guarantees
The Company provides a guarantee for a portion of the value of certain IC leased tractors.  The guarantees expire at various dates through 2021.  The potential maximum exposure under these lease guarantees was approximately $6.5 million as of March 31, 2019.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $1.0 million as of March 31, 2019 and December 31, 2018, which is recorded in accrued expenses and other current liabilities.
The Company began to offer a lease purchase program that did not include a guarantee, and offered newer equipment under factory warranty that was more cost effective. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In 2016, management committed to a plan to divest these older assets and recorded a loss reserve. The loss reserve for the guarantee and reconditioning costs associated with the planned divestiture was $0.4 million as of March 31, 2019 and December 31, 2018, respectively, which was recorded in accrued expenses and other current liabilities.
The Company paid $0.4 million and $0.7 million under these lease guarantees during the first quarter of 2019 and 2018, respectively.

12. Commitments and Contingencies
Auto, Workers Compensation, and General Liability Reserves
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains insurance for auto liability, general liability, and cargo claims. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million per occurrence for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amounts. As of March 31, 2019 and December 31, 2018, the Company had reserves for estimated uninsured losses of $28.0 million and $26.8 million, respectively, included in accrued expenses and other current liabilities.
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
The Company received a letter dated April 17, 2018 from legal counsel representing Warren Communications News, Inc. (“Warren”) in which Warren made certain allegations against the Company of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). Specifically, Warren alleged that an employee of the Company had, for several years, forwarded that electronic newsletter to third parties in violation of corresponding subscription agreements. After discussions with Warren, the Company received a second letter dated July 30, 2018 in which counsel for Warren offered to settle its claim for a monetary payment by the Company. The Company subsequently sent a counter-offer to Warren, which was rejected. Mediation is set for June 17, 2019.
In addition to the legal proceeding described above, the Company is a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In 2017 and 2018, the Company reached settlement agreements on a number of these labor related lawsuits and administrative actions. The Company paid approximately $9.2 million relating to these settlements during the three months ended March 31, 2019. As of March 31, 2019 and December 31, 2018, the Company had a liability for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter and the Warren Matter of $1.6 million and $10.8 million, respectively, which are included in accrued expenses and other current liabilities.
In December 2018, a class action lawsuit was brought against the Company in the Superior Court of the State of California by Fernando Gomez, on behalf of himself and other similarly situated persons, alleging violation of California labor laws. The Company is currently determining the effects of this lawsuit and intends to vigorously defend against such claims; however, there can be no assurance that it will be able to prevail. In light of the relatively early stage of the proceedings, the Company is unable to predict the potential costs or range of costs at this time.

Securities Litigation Proceedings
Following the Company's press release on January 30, 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against the Company and its former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed the Consolidated Amended Complaint (“CAC”) on behalf of a class of persons who purchased the Company’s common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) the Company and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, the Company’s former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of the Company’s financial statements; (b) the Company’s true earnings and expenses; (c) the effectiveness of the Company’s disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with the Company’s tractor lease guaranty program; (e) the Company’s leverage ratios and compliance with its credit facilities; and (f) the value of the goodwill the Company carried on its balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On November 19, 2018, the parties entered into a binding term sheet agreeing to settle the action for $20 million, $17.9 million of which will be funded by the Company's D&O carriers ($4.8 million of which is by way of a pass through of the D&O carriers’ payment to the Company in connection with the settlement of the Federal Derivative Action described below). The settlement is conditioned on a settlement of the Federal Derivative Action described below, dismissal of the State Derivative Action described below, and final court approval of the settlements in this action and in the Federal Derivative Action.The parties have submitted a Stipulation of Settlement to the Court for preliminary approval.
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
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on the Company's behalf and class action claims in the United States District Court for the Eastern District of Wisconsin. On December 22, 2017, Chester County Employees Retirement Fund filed a complaint alleging derivative claims on the Company's behalf in the United States District Court for the Eastern District of Wisconsin. On March 21, 2018, the Court entered an order consolidating the Kent and Chester County actions under the caption Kent v. Stoelting et al (Case No. 17-cv-00893) (the “Federal Derivative Action”). On March 28, 2018, plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint alleging claims on behalf of the Company against Peter Armbruster, Mark DiBlasi, Scott Dobak, Christopher Doerr, Ivor Evans, Brian van Helden, John Kennedy III, Ralph Kittle, Brian Murray, Scott Rued, James Staley, Curtis Stoelting, William Urkiel, Chad Utrup, Judith Vijums, and Michael Ward. Count I alleges that several of the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 based upon alleged misrepresentations and omissions in several of the Company’s proxy statements. Count II alleges that all the defendants breached their fiduciary duty. Count III alleges that all the defendants wasted corporate assets. Count IV alleges that certain of the defendants were unjustly enriched. The Complaint seeks monetary damages, improvements to the Company’s corporate governance and internal procedures, an accounting from defendants of the damages allegedly caused by them and the improper amounts the defendants allegedly obtained, and punitive damages. The parties have submitted a Stipulation of Settlement to the Court for preliminary approval, which provides for certain corporate governance changes and a $6.9 million payment, $4.8 million of which will be paid by the Company’s D&O carriers into an escrow account to be used by the Company to settle the class action described above and $2.1 million of which will be paid by the Company’s D&O carriers to cover plaintiffs attorney’s fees and expenses.
Given the status of the matters above, the Company concluded in the third quarter of 2018 that a liability is probable and recorded the estimated loss of $22 million which is recorded within accrued expenses and other current liabilities and a corresponding insurance reimbursement receivable of $20 million which is recorded in prepaid expenses and other current assets for all periods presented.

In addition, subsequent to the Company's announcement that certain previously filed financial statements should not be relied upon, the Company was contacted by the SEC, Financial Industry Regulatory Authority (“FINRA”), and the Department of Justice (“DOJ”). The DOJ and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. The Company has received formal requests for documents and other information. In June 2018, two of the Company's former employees were indicted on charges of conspiracy, securities fraud, and wire fraud as part of the ongoing DOJ investigation. In April 2019, the indictment was superseded with an indictment against those two former employees as well as the Company’s former Chief Financial Officer.  In the superseding indictment, Count I alleges that all defendants engaged in conspiracy to fraudulently influence accountants and make false entries in a public company’s books, records and accounts. Counts II-V allege specific acts by all defendants to fraudulently influence accountants. Counts VI through IX allege specific acts by all defendants to falsify entries in a public company’s books, records, and accounts. Count X alleges that all defendants engaged in conspiracy to commit securities fraud and wire fraud. Counts XI - XIII allege specific acts by all defendants of securities fraud. Counts XIV - XVII allege specific acts by all defendants of wire fraud. Count XVIII alleges bank fraud by the Company’s former Chief Financial Officer. Count XIX alleges securities fraud by one of the former employees.
Additionally, in April 2019, the SEC filed suit against the same three former employees. The SEC listed the Company as an uncharged related party. Counts I-V allege that all defendants engaged in a fraudulent scheme to manipulate the Company’s financial results. In particular, Count I alleges that all defendants violated Section 10(b) of the Exchange Act and Exchange Act Rule 10b-5(a) and (c). Count II alleges that the Company’s former Chief Financial Officer and one of the former employees violated Section 17(a)(1) and (3) of the Securities Act. Count III alleges the Company’s former Chief Financial Officer violated Section 10(b) of the Exchange Act. And Exchange Act Rule 10b-5(b). Count IV alleges that the two former employees aided and abetted the Company’s violation of Section 10(b) of the Exchange Act and Exchange Act Rule 10-5(b). Count V alleges that the Company’s former Chief Financial Officer and one of the former employees violated Section 17(a)(2) of the Securities Act. Count VI alleges that one of the former employees engaged in insider trading in violation of Section 10(b) of the Exchange Act and Exchange Act Rule 10b-5(a) and (c). Counts VII alleges that all defendants engaged in aiding and abetting the Company’s reporting violations of Section 13(a) of the Exchange Act. Count VIII alleges that all defendants engaged in aiding and abetting the Company’s record-keeping violations of Section 13(b)(2)(A) of the Exchange Act. Count IX alleges that the Company’s former Chief Financial Officer engaged in aiding and abetting the Company’s record-keeping violations of Section 13(b)(2)(B) of the Exchange Act. Count X alleges that all defendants engaged in falsification of records and circumvention of controls in violation of Section 13(b)(5) of the Exchange Act and Rule 13b2-1. Count XI alleges that all defendants engaged in false statements to accountants in violation of Rule 13b2-2 of the Exchange Act. Count XIII alleges that the Company’s former Chief Financial Officer engaged in certification violations of rule 3a-14 of the Exchange Act. Count XIII alleges that uncharged party the Company violated (i) Section 10(b) of the Exchange Act and Rule 10b-5; (ii) Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, and 13a-13; and (iii) Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. It further alleges that the Company’s former Chief Financial Officer acts subject him to control person liability for these violations. Count XIV alleges violation of Section 304 of the Sarbanes-Oxley Act of 2002 against the Company’s former Chief Financial Officer.
The Company is cooperating fully with the joint DOJ and SEC investigation. Even though the Company is not named in this investigation, it has an obligation to indemnify the former employees and directors. However, given the status of this matter, the Company is unable to reasonably estimate the potential costs or range of costs at this time. Any costs will be the responsibility of the Company as it has exhausted all of its insurance coverage for costs related to legal actions as part of the restatement.
13. Related Party Transactions
On March 1, 2018, the Company entered into the Series E-1 Preferred Stock Investment Agreement with Elliott, pursuant to which the Company agreed to issue and sell to Elliott from time to time an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which the Company issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million and paid Elliott $1.1 million of issuance costs. This agreement was terminated in connection with the closing of the rights offering described in the following paragraph.
On November 8, 2018, the Company entered into a Standby Purchase Agreement with Elliott, pursuant to which Elliott agreed to backstop the Company’s rights offering to raise $450 million. Pursuant to the Standby Purchase Agreement, Elliott agreed to exercise their basic subscription rights in full. In addition, Elliott agreed to purchase from the Company, at the Subscription Price, all unsubscribed shares of common stock in the Rights Offering (the “Backstop Commitment”). The Company did not pay Elliott a fee for providing the Backstop Commitment, but agreed to reimburse Elliott for all documented out-of-pocket costs and expenses in connection with the rights offering, the Backstop Commitment, and the transactions contemplated thereby, including fees for legal counsel to Elliott. Elliott agreed to waive all preferred stock dividends accrued and unpaid after November 30, 2018 once the rights offering was consummated. On February 26, 2019, the Company closed the rights offering and Elliott purchased a total of 33,745,308 shares of the Company's common stock in the rights offering between its basic subscription rights and the backstop commitment, and following the closing of the rights offering beneficially owned approximately 90.4% of the Company's common stock.
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
On February 28, 2019, the Company entered into the Term Loan Credit Facility with BMO Harris Bank, N.A. and Elliott which consists of an approximately $61.1 million term loan facility. The Company paid Elliott $0.9 million in issuance costs and fees during the three months ended March 31, 2019. As of March 31, 2019, the Company owed Elliott $41.5 million under the Term Loan Credit Facility. See Note 4 for more information on the Term Loan Credit Facility.
The Company's operating companies have contracts with certain purchased transportation providers that are considered related parties. The Company paid an aggregate of $6.5 million and $6.6 million to these purchased transportation providers during the three months ended March 31, 2019 and 2018, respectively.
The Company has a number of facility leases with related parties and paid an aggregate $0.4 million under these leases during the three months ended March 31, 2018.
The Company owns 37.5% of Central Minnesota Logistics (“CML”) which operates as one of the Company's brokerage agents. The Company paid CML broker commissions of $0.9 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively.
The Company has a jet fuel purchase agreement with a related party and paid an aggregate of $0.8 million and $0.6 million under this agreement during the three months ended March 31, 2019 and 2018, respectively.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $1.5 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively.
On December 13, 2018, the Company entered into an agreement with HCI to resume the advancement of reasonable fees and expenses of up to $7.1 million pursuant to the advisory agreement. In addition, the Company and HCI agreed to contribute $1 million each to resolve the previously mentioned Securities Litigation Proceedings described in Note 11. The Company reserves all rights to seek reimbursement for any fees or expense advanced to HCI, while HCI reserves all rights to seek indemnification for amounts above the $7.1 million and the $1 million that HCI will contribute to resolve the Securities Litigation Proceedings. The Company paid HCI $3.5 million under this agreement during the three months ended March 31, 2019.
On December 27, 2018, the Company filed a registration statement on Form S-1 with the SEC for the offer and sale of up to 312,065 shares of its common stock held by HCI and its affiliates. HCI has completed the sale of all the shares covered by the registration statement in open-market transactions to unaffiliated purchasers. The Company did not receive any cash proceeds from the offer and sale of the shares of common stock sold by HCI.

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
Included within corporate are rolling stock assets that are purchased and leased by Roadrunner Equipment Leasing (“REL”).  REL, a wholly owned subsidiary of the Company, is a centralized asset management company that purchases and leases equipment that is utilized by the Company's segments for use by company drivers or ICs.

The following table reflects certain financial data of the Company’s segments for the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenues:
TES	$274,857	$326,067
LTL	102,823	113,125
Ascent	131,692	134,943
Eliminations	(2,224)	(4,151)
Total	$507,148	$569,984
Impairment charges:
TES	—	—
LTL	—	—
Ascent	—	—
Corporate	778	—
Total	$778	$—
Operating (loss) income:
TES	$(3,721)	$4,400
LTL	(5,834)	(8,684)
Ascent	5,372	6,707
Corporate	(16,593)	(15,853)
Total	$(20,776)	$(13,430)
Interest expense	3,882	9,543
Loss on debt restructuring	2,270	—
Loss before income taxes	$(26,928)	$(22,973)
Depreciation and amortization:
TES	$11,187	$6,296
LTL	638	913
Ascent	1,682	1,188
Corporate	2,035	668
Total	$15,542	$9,065
Capital expenditures(1):
TES	$6,872	$2,997
LTL	1,772	200
Ascent	1,837	354
Corporate(2)	25,833	2,424
Total	$36,314	$5,975

	March 31, 2019	December 31, 2018
Assets:
TES	$422,432	$379,956
LTL	121,364	73,706
Ascent	304,956	276,994
Corporate	134,535	123,921
Eliminations(3)	(1,008)	(1,120)
Total	$982,279	$853,457
(1) Includes non-cash finance leases and capital expenditures not yet paid.
(2) The first quarter of 2019 includes $22.1 million of rolling stock assets that were purchased and leased to operating units of the Company by REL of which 100% was leased to the TES segment.
(3) Eliminations represents intercompany trade receivable balances between the three segments.

15. Restructuring Costs
In the second quarter of 2018, the Company restructured its temperature-controlled truckload business by completing the integration of multiple operating companies into one business unit. As part of this integration, the Company also right-sized its temperature-controlled fleets, facilities, and support functions. As a result, in the second quarter of 2018, the Company recorded operations restructuring costs of $4.7 million related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets to fair market value. The initial write-down of assets to fair market value totaled $1.3 million and was recorded to property and equipment, while the remaining $3.4 million was recorded in accrued expenses and other current liabilities. None of the remaining individual components are considered material to the overall cost. The following is a rollforward of the Company's restructuring reserve balance as of March 31, 2019 (in thousands).

Restructuring reserves
Beginning balance at December 31, 2018	$544
Charges	—
Adjustments(1)	(79)
Payments	(112)
Ending balance at March 31, 2019	$353
(1) The adjustment relates to the adoption of Topic 842 for lease terminations included in the restructuring reserve.
The Company also incurred corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring of $3.4 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively. These costs are included in other operating expenses.
16. Subsequent Events
Compliance with NYSE Listing Standard
On April 12, 2019 the Company received a notice from the NYSE that a calculation of the average stock price for the 30-trading days ended April 12, 2019, indicted that the Company is now in compliance with the $1.00 continued listed criterion. The notice also noted that the Company remains non-compliant with the NYSE's $50 million average market capitalization and $50 million stockholders' equity requirements as it must remain above the $50 million average market capitalization or the $50 million total stockholders' investment requirements for two consecutive quarters (or six months) before the Company can be considered in compliance with this listing standard. On February 26, 2019, the Company closed its rights offering, pursuant to which the Company issued and sold an aggregate of 36 million new shares of its common stock at the subscription price of $12.50 per share, which added approximately $450 million to the Company's total stockholder investment.
DOJ and Division of Enforcement of the SEC investigations
In April 2019, the June 2018 indictment of two former employees as part of the ongoing DOJ investigation was superseded with an indictment against those two former employees as well as the Company’s former Chief Financial Officer on charges which include conspiracy, securities fraud, wire fraud, and bank fraud. Additionally, in April 2019, the SEC filed suit against the same three former employees for various violations of the securities laws. See Note 12 for further information on both the DOJ and SEC investigations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
We are a leading asset-right transportation and asset-light logistics service provider offering a full suite of solutions under the Roadrunner, Active On-Demand and Ascent Global Logistics brands. The Roadrunner brand offers less-than-truckload, over-the-road truckload and intermodal services. Active On-Demand offers premium mission critical air and ground transportation solutions. Ascent Global Logistics offers domestic freight management and brokerage, warehousing and retail consolidation, international freight forwarding, and customs brokerage. We serve a diverse customer base in terms of end-market focus and annual freight expenditures. We are headquartered in Downers Grove, Illinois with operations primarily in the United States.
Our three segments are as follows:
Truckload & Express Services. Within our TES segment we serve customers throughout North America. We provide the following services: air and ground expedite, scheduled dry van truckload, temperature controlled truckload, flatbed, intermodal drayage and other warehousing, equipment and logistics operations. We specialize in the transport of automotive and industrial parts, frozen and refrigerated foods including dairy, poultry and meat, and consumer products including foods and beverages. Our Active On-Demand ground and air expedited services business features proprietary bid technology supported by our fleets of ground and air assets. Roadrunner Dry Van, Temperature Controlled, Intermodal Services and Flatbed businesses provide specialized truckload services to beneficial cargo owners, freight management partners and brokers. We believe this array of technology, services, and specialization best serves our customers and provides us with more consistent shipping volumes in any given year.
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
Ascent Global Logistics. Within our Ascent segment, we offer a full portfolio of domestic and international transportation and logistics solutions, including access to cost-effective and time-sensitive modes of transportation within our broad network. Ascent provides domestic freight management solutions including asset-backed truckload brokerage, specialized/heavy haul, LTL shipment execution, LTL carrier rate negotiations, access to our Transportation Management System and freight audit/payment services. Ascent also provides clients with international freight forwarding, customs brokerage, regulatory compliance services and project and order management. We also specialize in retail consolidation and full truckload consolidation to retailers to improve On Time in Full compliance. We serve our customers through either our direct sales force or through a network of independent agents. Our customized Ascent offerings are designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service.
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
Personnel and Related Benefits. Personnel and related benefits costs are a large component of our overall cost structure. We employ approximately 1,400 company drivers who are paid either per mile or at an hourly rate. In addition, we employ over 800 dock and warehouse workers and over 2,300 operations and other administrative personnel to support our day-to-day business activities. Personnel and related benefits costs could vary significantly as we may be required to adjust staffing levels to match our business needs.
Fuel. The transportation industry is dependent upon the availability of adequate fuel supplies and the price of fuel. Fuel prices have fluctuated dramatically over recent years. Within our TES and Ascent businesses, we generally pass fuel costs through to our customers. As a result, our operating income in these businesses is less impacted by increases in fuel prices. Within our LTL business, our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. Although revenues from fuel surcharges generally offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, our operating margins could be impacted.
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

(In thousands, except for %'s)	Three Months Ended March 31, 2019
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$274,857	54.2%	$102,823	20.3%	$131,692	26.0%	$(2,224)	$507,148
Operating expenses:
Purchased transportation costs	177,923	64.7%	71,591	69.6%	95,485	72.5%	(2,224)	342,775
Personnel and related benefits	40,763	14.8%	17,556	17.1%	13,743	10.4%	7,153	79,215
Other operating expenses	48,705	17.7%	18,872	18.4%	15,410	11.7%	6,627	89,614
Depreciation and amortization	11,187	4.1%	638	0.6%	1,682	1.3%	2,035	15,542
Impairment charges	—	—%	—	—%	—	—%	778	778
Total operating expenses	278,578	101.4%	108,657	105.7%	126,320	95.9%	14,369	527,924
Operating income (loss)	(3,721)	(1.4)%	(5,834)	(5.7)%	5,372	4.1%	(16,593)	(20,776)
Total interest expense								3,882
Debt restructuring costs								2,270
Loss before income taxes								(26,928)
Provision for income taxes								71
Net loss								$(26,999)

(In thousands, except for %'s)	Three Months Ended March 31, 2018
	TES	%	LTL	%	Ascent	%	Corporate/ Eliminations	Total
Revenues	$326,067	57.2%	$113,125	19.8%	$134,943	23.7%	$(4,151)	$569,984
Operating expenses:
Purchased transportation costs	224,601	68.9%	81,997	72.5%	98,513	73.0%	(4,148)	400,963
Personnel and related benefits	39,168	12.0%	18,135	16.0%	12,141	9.0%	6,443	75,887
Other operating expenses	51,602	15.8%	20,764	18.4%	16,394	12.1%	8,739	97,499
Depreciation and amortization	6,296	1.9%	913	0.8%	1,188	0.9%	668	9,065
Total operating expenses	321,667	98.7%	121,809	107.7%	128,236	95.0%	11,702	583,414
Operating income (loss)	4,400	1.3%	(8,684)	(7.7)%	6,707	5.0%	(15,853)	(13,430)
Total interest expense								9,543
Loss before income taxes								(22,973)
Provision for income taxes								670
Net loss								$(23,643)

The following table sets forth a reconciliation of net loss to Adjusted EBITDA and provides Adjusted EBITDA for TES, LTL, Ascent, and corporate for the periods indicated.

(In thousands)	Three Months Ended March 31, 2019
	TES	LTL	Ascent	Corporate/ Eliminations	Total
Net (loss) income	$(4,413)	$(5,868)	$5,267	$(21,985)	$(26,999)
Plus: Total interest expense	692	34	92	3,064	3,882
Plus: Provision for income taxes	—	—	13	58	71
Plus: Depreciation and amortization	11,187	638	1,682	2,035	15,542
Plus: Impairment charges	—	—	—	778	778
Plus: Long-term incentive compensation expenses	—	—	—	1,731	1,731
Plus: Loss on debt restructuring	—	—	—	2,270	2,270
Plus: Corporate restructuring and restatement costs	—	—	—	3,432	3,432
Adjusted EBITDA(1)	$7,466	$(5,196)	$7,054	$(8,617)	$707

(In thousands)	Three Months Ended March 31, 2018
	TES	LTL	Ascent	Corporate/ Eliminations	Total
Net (loss) income	$4,389	$(8,720)	$6,677	$(25,989)	$(23,643)
Plus: Total interest expense	11	36	30	9,466	9,543
Plus: Provision for income taxes	—	—	—	670	670
Plus: Depreciation and amortization	6,296	913	1,188	668	9,065
Plus: Long-term incentive compensation expenses	—	—	—	577	577
Plus: Corporate restructuring and restatement costs	—	—	—	6,913	6,913
Adjusted EBITDA(1)	$10,696	$(7,771)	$7,895	$(7,695)	$3,125

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as EBITDA excluding impairment and other non-cash gains and losses, other long-term incentive compensation expenses, loss on debt restructuring, and corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations. We use Adjusted EBITDA as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe Adjusted EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of Adjusted EBITDA eliminates the effects of financing, income taxes, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. Although our management uses Adjusted EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•
Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt or dividend payments on our previously outstanding preferred stock;

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

A summary of operating statistics for our LTL segment for the three months ended March 31 is shown below:

(In thousands, except for statistics)	Three Months Ended
	March 31,
	2019	2018	% Change
Revenue	$102,823	$113,125	(9.1)%
Less: Backhaul Revenue	1,029	—
Less: Eliminations	(68)	(77)
Adjusted Revenue(1)	101,862	113,202	(10.0)%

Adjusted Revenue excluding fuel(1)	89,300	98,338	(9.2)%

Adjusted Revenue per hundredweight (incl. fuel)	$21.44	$20.97	2.3%
Adjusted Revenue per hundredweight (excl. fuel)	$18.80	$18.21	3.2%
Adjusted Revenue per shipment (incl. fuel)	$246.27	$232.43	6.0%
Adjusted Revenue per shipment (excl. fuel)	$215.90	$201.91	6.9%
Weight per shipment (lbs.)	1,148	1,109	3.6%
Shipments per day	6,565	7,610	(13.7)%
(1) Our management uses Adjusted Revenue and Adjusted Revenue excluding fuel to calculate the above statistics as they believe it is a more useful measure to investors since backhaul revenue and eliminations are not included in our LTL standard pricing model, which is based on weights and shipments.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Consolidated Results
Consolidated revenues decreased to $507.1 million in the first quarter of 2019 compared to $570.0 million in the first quarter of 2018. Lower revenues in all of our segments contributed to the decrease.
Our consolidated operating loss was $20.8 million in the first quarter of 2019 compared to $13.4 million in the first quarter of 2018. Lower consolidated operating results in the first quarter of 2019 were attributable to a decrease in operating results within our TES and Ascent segments, partially offset by improved operating results in our LTL segment. Also impacting consolidated operating loss was a software impairment charge of $0.8 million.
Our consolidated net loss was $27.0 million in the first quarter of 2019 compared to $23.6 million in the first quarter of 2018. In addition to the explanations provided above for our consolidated operating loss, our consolidated net loss in the first quarter of 2019 was impacted by a loss on debt restructuring of $2.3 million pretax, partially offset by a decrease in interest expense.
Interest expense decreased to $3.9 million during the first quarter of 2019 from $9.5 million during the first quarter of 2018, primarily due to the waiver of interest on the preferred stock until it was fully redeemed after completion of the rights offering, partially offset by higher interest expense on debt due to higher interest rates.
The provision for income taxes was $0.1 million for the first quarter of 2019 and $0.7 million for the first quarter of 2018. The effective tax rate was (0.3)% during the first quarter of 2019 and (2.9)% during the first quarter of 2018. The effective tax rate varies from the federal statutory rate of 21.0% primarily due to adjustments to the valuation allowance for deferred tax assets, adjustments for permanent differences, and state income taxes. The federal tax benefit for 2019 was entirely offset by adjustments to the valuation allowance. Significant permanent differences in 2018 include non-deductible interest expense associated with our preferred stock. The state tax benefit for both years was partially offset by adjustments to the valuation allowance.
The rest of our discussion will focus on the operating results of our three segments:
Truckload & Express Services
Operating results in our TES segment declined to an operating loss of $3.7 million in the first quarter of 2019 compared to operating income of $4.4 million in the first quarter of 2018. TES revenues decreased $51.2 million while purchased transportation costs decreased $46.7 million. The decline in TES revenues was primarily attributable to revenue declines in our ground expedited freight business. TES depreciation expense increased $4.9 million partially due to higher property and equipment balances attributable to finance leases. TES personnel and related benefits increased $1.6 million due primarily to higher driver wages, while other operating expenses decreased $2.9 million. The decrease in TES operating expenses was due to decreased equipment operating lease costs of $1.7 million and lower fuel costs of $1.3 million.
Less-than-Truckload
Operating results in our LTL segment improved to an operating loss of $5.8 million in the first quarter of 2019 compared to an operating loss of $8.7 million in the first quarter of 2018. LTL revenues decreased $10.3 million due to a decrease in shipping volumes and a reduction in selected service areas in order to eliminate unprofitable freight and focus on key lanes. Purchased transportation decreased $10.4 million driven by lower pickup and delivery costs as well as lower purchased power and improved planning and efficiency which positively impacted linehaul expense. LTL personnel and related benefits decreased $0.6 million while other operating expenses decreased $1.9 million. The decrease in LTL other operating expenses was primarily due to our focus on overall cost management.
Ascent Global Logistics
Operating results in our Ascent segment were lower as operating income was $5.4 million in the first quarter of 2019 compared to $6.7 million in the first quarter of 2018. Ascent revenues decreased $3.3 million and purchased transportation decreased $3.0 million primarily attributable to lower volumes in our domestic freight management business, partially offset by improvements in our international freight forwarding (expanded volumes at new and existing customers) and our retail consolidation business (growth from new and existing customers). Ascent personnel and related benefits increased $1.6 million and other operating expenses decreased $1.0 million primarily due to lower cargo claims expense.
Other Operating Expenses
Other operating expenses that were not allocated to our TES, LTL, or Ascent segments decreased to $6.6 million in the first quarter of 2019 compared to $8.7 million in the first quarter of 2018 primarily due to lower restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring of $3.4 million and $6.9 million in the first quarter of 2019 and 2018, respectively. Also contributing to the decrease was higher rental income from equipment leased to ICs, partially offset by higher professional fees.
Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our credit facilities, the issuance of common stock, the issuance of preferred stock, and cash flows from operations. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, and finance capital expenditures. As of March 31, 2019, we had $4.6 million in cash and cash equivalents.
Rights Offering and Preferred Stock
On February 26, 2019, we closed our $450 million rights offering, pursuant to which we issued and sold an aggregate of 36 million new shares of our common stock at the subscription price of $12.50 per share. An aggregate of 7,107,049 shares of our common stock were purchased pursuant to the exercise of basic subscription rights and over-subscription rights from stockholders of record during the subscription period, including from the exercise of basic subscription rights by stockholders who are funds affiliated with Elliott. In addition, Elliott purchased an aggregate of 28,892,951 additional shares pursuant to the commitment from Elliott to purchase all unsubscribed shares of our common stock in the rights offering pursuant to the Standby Purchase Agreement that we entered into with Elliott dated November 8, 2018, as amended. Overall, Elliott purchased a total of 33,745,308 shares of our common stock in the rights offering between its basic subscription rights and the backstop commitment, and following the closing of the rights offering beneficially owned approximately 90.4% of our common stock.
The net proceeds from the rights offering and backstop commitment were used to fully redeem the outstanding shares of the Company's preferred stock and to pay related accrued and unpaid dividends. Proceeds were also used to pay fees and expenses in connection with the rights offering and backstop commitment. The Company retained in excess of $30 million of funds to be used for general corporate purposes. The purpose of the rights offering was to improve and simplify our capital structure in a manner that gave the Company's existing stockholders the opportunity to participate on a pro rata basis.
The preferred stock was mandatorily redeemable and, as such, was presented as a liability on the condensed consolidated balance sheets. At each preferred stock dividend payment date, we had the option to pay the accrued dividends in cash or to defer them. Deferred dividends earned dividend income consistent with the underlying shares of preferred stock. We elected to measure the value of the preferred stock using the fair value method. Under the fair value method, issuance costs were expensed as incurred. The fair value of the preferred stock increased by $6.1 million during the three months ended March 31, 2018, which was reflected in interest expense - preferred stock.

Certain Terms of the Preferred Stock as of December 31, 2018

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
Credit Facilities
On February 28, 2019, we and our direct and indirect domestic subsidiaries entered into the ABL Credit Facility. The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for FILO Loans (as defined in the ABL Credit Agreement), (ii) $20.0 million may be used for Swing Line Loans (as defined in the ABL Credit Agreement), and (iii) $30.0 million may be used for letters of credit. The ABL Credit Agreement provides that the revolving line of credit may be increased by up to an additional $100.0 million under certain circumstances. We initially borrowed $141.4 million under the ABL Credit Facility and used the initial proceeds for working capital purposes and to repay our Prior ABL Facility. The ABL Credit Facility matures on February 28, 2024.
On February 28, 2019, we and our direct and indirect domestic subsidiaries entered into the Term Loan Credit Facility. The Term Loan Credit Facility consists of an approximately $61.1 million term loan facility, consisting of (i) approximately $40.3 million of Tranche A Term Loans (as defined in the Term Loan Credit Agreement), (ii) approximately $2.5 million of Tranche A FILO Term Loans (as defined in the Term Loan Credit Agreement), (iii) approximately $8.3 million of Tranche B Term Loans (as defined in the Term Loan Credit Agreement), and (iv) a $10.0 million asset-based facility available to finance future capital expenditures. We initially borrowed $51.1 million under the Term Loan Credit Facility and used the proceeds for working capital purposes and to repay our Prior ABL Facility. The Term Loan Credit Facility matures on February 28, 2024.
The Prior ABL Facility consisted of a:

•	$200.0 million asset-based revolving line of credit, of which $20.0 million may be used for swing line loans and $30.0 million may be used for letters of credit;

•	$56.8 million term loan facility; and

•	$35.0 million asset-based facility available to finance future capital expenditures, which was subsequently terminated before utilized.
As previously mentioned, the Prior ABL Facility was paid off with the proceeds from the ABL Credit Facility and the Term Loan Credit Facility.
See Note 4, Debt, and Note 5, Preferred Stock, to our condensed consolidated financial statements in this Form 10-Q for additional information regarding the ABL and Term Loan Credit Facilities and preferred stock, respectively. We do not believe that the limitations imposed by the terms of our debt agreements have any significant impact on our liquidity, financial condition, or results of operations. We believe that these resources will be sufficient to meet our working capital, debt service, and capital investment obligations for the foreseeable future.
Trading of the Company's common stock on the New York Stock Exchange
On October 4, 2018 we received a notice from the NYSE that we had fallen below the NYSE’s continued listing standards relating to minimum average global market capitalization and total stockholders’ investment, which require that either our average global market capitalization be not less than $50 million over a consecutive 30 trading day period, or our total stockholders’ investment be not less than $50 million. Pursuant to the NYSE continued listing standards, we timely notified the NYSE that we intended to submit a plan to the NYSE demonstrating how we intend to regain compliance with the continued listing standards within the required 18-month timeframe. We timely submitted our plan, which was subsequently accepted by the NYSE. During the 18-month cure period, our shares will continue to be listed and traded on the NYSE, subject to our compliance with other listing standards. The NYSE notification does not affect our business operations or our SEC reporting requirements. As a result of the completion of the rights offering, we believe we have taken the necessary steps to regain compliance with this listing standard, however, we must remain above the $50 million average market capitalization or the $50 million total stockholders' investment requirements for two consecutive quarters (or six months) before we can be considered in compliance with this listing standard.
On October 12, 2018, we received a notice from the NYSE that we had fallen below the NYSE’s continued listing standard related to price criteria for common stock, which requires the average closing price of our common stock to equal at least $1.00 per share over a 30 consecutive trading day period. The NYSE notification did not affect our business operations or our SEC reporting requirements. As a result of the Company's 1-for- 25 Reverse Stock Split that took effect on April 4, 2019, we received a notice from the NYSE on April 12. 2019, that a calculation of our average stock price for the 30-trading days ended April 12, 2019, indicted that our stock price was above the NYSE's minimum requirements of $1.00 based on a 30-trading day average. Accordingly, we are now in compliance with the $1.00 continued listed criterion.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(13,922)	$(10,198)
Investing activities	(7,785)	(5,662)
Financing activities	15,140	10,927
Net change in cash and cash equivalents	$(6,567)	$(4,933)
Cash Flows from Operating Activities
Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $27.0 million of net loss and the $13.9 million of cash used in operating activities during the three months ended March 31, 2019 was primarily attributable to $15.8 million of depreciation and amortization expense, a loss on debt restructuring of $2.3 million and $1.6 million of share-based compensation expense with the remainder attributable to changes in working capital.

The difference between our $23.6 million of net loss and the $10.2 million of cash used in operating activities during the three months ended March 31, 2018 was primarily attributable to $9.3 million of depreciation and amortization expense and the change in the value of our preferred stock of $6.1 million with the remainder attributable to changes in working capital.
Cash Flows from Investing Activities
Cash used in investing activities was $7.8 million during the three months ended March 31, 2019, which was attributable to $8.6 million of capital expenditures used to support our operations, partially offset by the proceeds from the sale of equipment of $0.8 million. We expect to use approximately $20 million of cash in 2019 to fund expected total capital expenditures of $95 to $105 million, excluding conversions of operating leases to finance leases. A majority of our 2019 capital expenditures are expected to be funded with finance leases as opposed to up-front cash.
Cash used in investing activities was $5.7 million during the three months ended March 31, 2018, which was attributable to $5.7 million of capital expenditures used to support our operations.
Cash Flows from Financing Activities
Cash provided by financing activities was $15.1 million during the three months ended March 31, 2019, which primarily reflects the issuance of common stock from the rights offering of $450.0 million, partially offset by the repayments of the preferred stock and related accrued and unpaid dividends of $402.9 million, common stock issuance costs of $10.5 million, a reduction in borrowings of $8.8 million, payments on insurance premium financing of $6.0 million, and payments on finance lease obligations of $4.0 million.
Cash provided by financing activities was $10.9 million during the three months ended March 31, 2018, which primarily reflects the issuance of Series E-1 preferred stock of $17.5 million, partially offset by a reduction in borrowings of $5.4 million.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2018 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses. In accordance with the adoption of the new accounting standard for Leases (Topic 842), we have revised our accounting policy for leases as follows:
Leases
We determine whether a contract qualifies as a lease at inception and whether the lease meets the classification criteria of an operating or finance lease. For operating leases, we record a lease liability and corresponding right-of-use asset at the lease commencement date and are valued at the estimated present value of the lease payments over the lease term. We use our collateralized incremental borrowing rate at the lease commencement date in determining the present value of the lease payments. Finance leases are included within property and equipment. We do not recognize leases with an original lease term of 12 months or less on the condensed consolidated balance sheets but will disclose the related lease expense for these short-term leases. We do not separate non-lease components from lease components for leases, which results in all payments being allocated to the lease and factored into the measurement of the right-of-use asset and lease liability. We include options to extend the lease when it is reasonably certain that we will exercise that option.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended March 31, 2019, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer and Principal Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 were still present as of March 31, 2019 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of March 31, 2019 based on a number of factors including, but not limited to, (a) substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b) internal reviews to identify material accounting errors, and (c) the remediation actions as discussed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan and Status
Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. This remediation effort will be a multi-year process, continuing in 2019 and subsequent years as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The planned remediation activities described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Auto, Workers Compensation and General Liability Reserves
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million per occurrence for workers compensation. We believe we have adequate insurance to cover losses in excess of our self-insured and deductible amount. As of March 31, 2019 and December 31, 2018, we had reserves for estimated uninsured losses of $28.0 million and $26.8 million, respectively, included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
We received a letter dated April 17, 2018 from legal counsel representing Warren Communications News, Inc. (“Warren”) in which Warren made certain allegations against us of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). Specifically, Warren alleged that an employee of ours had, for several years, forwarded that electronic newsletter to third parties in violation of corresponding subscription agreements. After discussions with Warren, we received a second letter dated July 30, 2018 in which counsel for Warren offered to settle its claim for a monetary payment by us. We subsequently sent a counter-offer to Warren, which was rejected. Mediation is set for June 17, 2019.
In addition to the legal proceeding described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. We paid approximately $9.2 million relating to these settlements during the three months ended March 31, 2019. As of March 31, 2019 and December 31, 2018, we have a liability for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter and the Warren Matter of $1.6 million and $10.8 million, respectively, which are recorded in accrued expenses and other current liabilities on the consolidated balance sheets.
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
Given the status of the matters above, we concluded in the third quarter of 2018 that a liability is probable and recorded the estimated loss of $22 million which is recorded within accrued expenses and other current liabilities and a corresponding insurance reimbursement receivable of $20 million which is recorded in prepaid expenses and other current assets for all periods presented.
In addition, subsequent to our announcement that certain previously filed financial statements should not be relied upon,we were contacted by the SEC, Financial Industry Regulatory Authority (“FINRA”), and the Department of Justice (“DOJ”). The DOJ and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. We have received formal requests for documents and other information. In June 2018, two of our former employees were indicted on charges of conspiracy, securities fraud, and wire fraud as part of the ongoing DOJ investigation. In April 2019, the indictment was superseded with an indictment against those two former employees as well as our former Chief Financial Officer.  In the superseding indictment, Count I alleges that all defendants engaged in conspiracy to fraudulently influence accountants and make false entries in a public company’s books, records and accounts. Counts II-V allege specific acts by all defendants to fraudulently influence accountants. Counts VI through IX allege specific acts by all defendants to falsify entries in a public company’s books, records, and accounts. Count X alleges that all defendants engaged in conspiracy to commit securities fraud and wire fraud. Counts XI - XIII allege specific acts by all defendants of securities fraud. Counts XIV - XVII allege specific acts by all defendants of wire fraud. Count XVIII alleges bank fraud by our former Chief Financial Officer. Count XIX alleges securities fraud by one of the former employees.
Additionally, in April 2019, the SEC filed suit against the same three former employees. The SEC listed us as an uncharged related party. Counts I-V allege that all defendants engaged in a fraudulent scheme to manipulate our financial results. In particular, Count I alleges that all defendants violated Section 10(b) of the Exchange Act and Exchange Act Rule 10b-5(a) and (c). Count II alleges that our former Chief Financial Officer and one of the former employees violated Section 17(a)(1) and (3) of the Securities Act. Count III alleges our former Chief Financial Officer violated Section 10(b) of the Exchange Act. And Exchange Act Rule 10b-5(b). Count IV alleges that the two former employees aided and abetted our violation of Section 10(b) of the Exchange Act and Exchange Act Rule 10-5(b). Count V alleges that our former Chief Financial Officer and one of the former employees violated Section 17(a)(2) of the Securities Act. Count VI alleges that one of the former employees engaged in insider trading in violation of Section 10(b) of the Exchange Act and Exchange Act Rule 10b-5(a) and (c). Counts VII alleges that all defendants engaged in aiding and abetting our reporting violations of Section 13(a) of the Exchange Act. Count VIII alleges that all defendants engaged in aiding and abetting our record-keeping violations of Section 13(b)(2)(A) of the Exchange Act. Count IX alleges that our former Chief Financial Officer engaged in aiding and abetting our record-keeping violations of Section 13(b)(2)(B) of the Exchange Act. Count X alleges that all defendants engaged in falsification of records and circumvention of controls in violation of Section 13(b)(5) of the Exchange Act and Rule 13b2-1. Count XI alleges that all defendants engaged in false statements to accountants in violation of Rule 13b2-2 of the Exchange Act. Count XIII alleges that our former Chief Financial Officer engaged in certification violations of rule 3a-14 of the Exchange Act. Count XIII alleges that we, as an uncharged party, violated (i) Section 10(b) of the Exchange Act and Rule 10b-5; (ii) Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, and 13a-13; and (iii) Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. It further alleges that our former Chief Financial Officer acts subject him to control person liability for these violations. Count XIV alleges violation of Section 304 of the Sarbanes-Oxley Act of 2002 against our former Chief Financial Officer.
We are cooperating fully with the joint DOJ and SEC investigation. Even though we are not named in this investigation, we have an obligation to indemnify former employees and directors. However, given the status of this matter, the Company is unable to reasonably estimate the potential costs or range of costs at this time. Any costs will be our responsibility as we have exhausted all of our insurance coverage for these costs.

ITEM 1A.	RISK FACTORS.
An investment in our common stock involves a high degree of risk. You should carefully consider the factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 and our condensed consolidated financial statements and related notes contained in this Form 10-Q in analyzing an investment in our common stock. If any such risks occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock would decline, and you could lose all or part of your investment. In addition, the risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this report or other documents we file with the SEC, or our annual report to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Roadrunner Transportation Systems, Inc., as amended (1)

4.4
Amended and Restated Registration Rights Agreement, dated as of February 26, 2019, by and among Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., Elliott International, L.P., Brockdale Investments LP, Thayer Equity Investors V, L.P., TC Roadrunner-Dawes Holdings, L.L.C., TC Sargent Holdings, L.L.C., HCI Equity Partners III, L.P., and HCI Co-Investors III, L.P. (2)

10.33(G)	Seventh Amendment to Credit Agreement, dated January 9, 2019, among Roadrunner Transportation Systems, Inc., BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto. (3)

10.33 (H)	Eighth Amendment to Credit Agreement, dated January 11, 2019, among Roadrunner Transportation Systems, Inc., BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto. (3)

10.35 (D)	Amendment No. 4 to Investment Agreement, dated as of January 9, 2019, by and among Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Brockdale Investments LP. (3)

10.48 (A)	Standby Purchase Agreement Amendment, dated as of January 10, 2019, by and among Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Elliott International, L.P. (3)

10.50 *	2018 Incentive Compensation Plan (4)

10.51	Stockholders' Agreement dated as of February 26, 2019, by and among Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Elliott International, L.P. (2)

10.52	Credit Agreement, entered into as of February 28, 2019, among Roadrunner Transportation Systems, Inc., the Lenders (as defined therein), BMO Harris Bank N.A., and the other parties thereto. (2)

10.53	Credit Agreement, entered into as of February 28, 2019, among Roadrunner Transportation Systems, Inc., the Lenders (as defined therein), BMO Harris Bank N.A., and the other parties thereto. (2)

10.54*+	Form of Stock Option Agreement

10.55*+	Form of Restricted Stock Unit Agreement

10.56*+	Form of Performance Restricted Stock Unit Agreement

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2019.
(2) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2019.
(3) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2019.
(4) Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2019.

* Indicates management contract or compensation plan or agreement
+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: May 6, 2019	By:	/s/ Terence R. Rogers
Terence R. Rogers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)