Form 10-Q
period 2019-06-30
Roadrunner Transportation Systems, Inc.
filed 2019-08-06
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
Commission File Number 001-34734

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2454942
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1431 Opus Place, Suite 530 Downers Grove, Illinois	60515
(Address of Principal Executive Offices)	(Zip Code)
(414) 615-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	RRTS	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2019, there were outstanding 37,637,122 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,896	$11,179
Accounts receivable, net of allowances of $8,260 and $9,980, respectively	243,457	274,843
Income tax receivable	2,366	3,910
Prepaid expenses and other current assets	50,103	61,106
Total current assets	300,822	351,038
Property and equipment, net of accumulated depreciation of $153,335 and $130,077, respectively	212,945	188,706
Other assets:
Operating lease right-of-use asset	114,523	—
Goodwill	171,900	264,826
Intangible assets, net	37,144	42,526
Other noncurrent assets	5,987	6,361
Total other assets	329,554	313,713
Total assets	$843,321	$853,457
LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
Current liabilities:
Current maturities of debt	$2,566	$13,171
Current maturities of indebtedness to related party	9,133	—
Current finance lease liability	21,799	13,229
Current operating lease liability	35,373	—
Accounts payable	132,549	160,242
Accrued expenses and other current liabilities	89,889	110,943
Total current liabilities	291,309	297,585
Deferred tax liabilities	3,225	3,953
Other long-term liabilities	3,339	7,857
Long-term finance lease liability	72,150	37,737
Long-term operating lease liability	85,223	—
Long-term debt, net of current maturities	134,830	155,596
Long-term indebtedness to related party	31,848	—
Preferred stock	—	402,884
Total liabilities	621,924	905,612
Commitments and contingencies (Note 12)
Stockholders’ investment (deficit):
Common stock $.01 par value; 44,000 and 4,200 shares authorized, respectively; 37,637 and 1,556 shares issued and outstanding, respectively	376	16
Additional paid-in capital	847,383	405,243
Retained deficit	(626,362)	(457,414)
Total stockholders’ investment (deficit)	221,397	(52,155)
Total liabilities and stockholders’ investment (deficit)	$843,321	$853,457
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$480,688	$558,026	$987,836	$1,128,010
Operating expenses:
Purchased transportation costs	317,785	380,072	660,560	781,035
Personnel and related benefits	81,686	75,838	160,901	151,725
Other operating expenses	95,939	99,712	185,553	197,211
Depreciation and amortization	14,788	9,124	30,330	18,189
Operations restructuring costs	—	4,655	—	4,655
Impairment charges	108,331	—	109,109	—
Total operating expenses	618,529	569,401	1,146,453	1,152,815
Operating loss	(137,841)	(11,375)	(158,617)	(24,805)
Interest expense:
Interest expense - preferred stock	—	31,609	—	38,724
Interest expense - debt	4,632	2,623	8,514	5,051
Total interest expense	4,632	34,232	8,514	43,775
Loss on debt restructuring	—	—	2,270	—
Loss before income taxes	(142,473)	(45,607)	(169,401)	(68,580)
Benefit from income taxes	(524)	(3,652)	(453)	(2,982)
Net loss	$(141,949)	$(41,955)	$(168,948)	$(65,598)
Loss per share:
Basic	$(3.77)	$(27.24)	$(6.39)	$(42.62)
Diluted	$(3.77)	$(27.24)	$(6.39)	$(42.62)
Weighted average common stock outstanding:
Basic	37,603	1,540	26,442	1,539
Diluted	37,603	1,540	26,442	1,539
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (DEFICIT)
(Unaudited)

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders' Investment (Deficit)

BALANCE, December 31, 2018	1,555,868	$16	$405,243	$(457,414)	$(52,155)
Issuance of restricted stock units, net of taxes paid	5,664	—	(8)	—	(8)
Issuance of common stock	36,000,000	360	449,640	—	450,000
Common stock issuance costs	—	—	(11,985)	—	(11,985)
Share-based compensation	—	—	1,599	—	1,599
Net loss	—	—	—	(26,999)	(26,999)
BALANCE, March 31, 2019	37,561,532	$376	$844,489	$(484,413)	$360,452
Issuance of restricted stock units, net of taxes paid	75,590	—	(175)	—	(175)
Share-based compensation	—	—	3,069	—	3,069
Net loss	—	—	—	(141,949)	(141,949)
BALANCE, June 30, 2019	37,637,122	$376	$847,383	$(626,362)	$221,397

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders' Investment (Deficit)

BALANCE, December 31, 2017	1,536,925	$15	$403,535	$(292,703)	$110,847
Issuance of restricted stock units, net of taxes paid	3,272	—	(75)	—	(75)
Share-based compensation	—	—	523	—	523
Cumulative effect of change in accounting principle	—	—	—	886	886
Net loss	—	—	—	(23,643)	(23,643)
BALANCE, March 31, 2018	1,540,197	$15	$403,983	$(315,460)	$88,538
Issuance of restricted stock units, net of taxes paid	93	—	(1)	—	(1)
Share-based compensation	—	—	372	—	372
Net loss	—	—	—	(41,955)	(41,955)
BALANCE, June 30, 2018	1,540,290	$15	$404,354	$(357,415)	$46,954

See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(168,948)	$(65,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,720	18,552
Change in fair value of preferred stock	—	37,663
Amortization of preferred stock issuance costs	—	1,061
Loss on disposal of property and equipment	355	1,972
Share-based compensation	4,668	895
Loss on debt restructuring	2,270	—
Provision for bad debts	491	2,030
Deferred tax benefit	(729)	(3,544)
Impairment charges	109,109	—
Changes in:
Accounts receivable	30,895	27,156
Income tax receivable	1,544	911
Prepaid expenses and other assets	30,676	6,900
Accounts payable	(29,879)	(23,852)
Accrued expenses and other liabilities	(30,718)	(5,052)
Net cash used in operating activities	(19,546)	(906)
Cash flows from investing activities:
Capital expenditures	(13,043)	(11,391)
Proceeds from sale of property and equipment	1,882	927
Net cash used in investing activities	(11,161)	(10,464)
Cash flows from financing activities:
Borrowings under revolving credit facilities	523,478	—
Payments under revolving credit facilities	(526,643)	—
Term debt borrowings	52,592	557
Term debt payments	(39,714)	(11,846)
Debt issuance costs	(2,005)	—
Payments of debt extinguishment costs	(693)	—
Proceeds from issuance of common stock	450,000	—
Common stock issuance costs	(10,514)	—
Proceeds from issuance of preferred stock	—	34,999
Preferred stock issuance costs	—	(1,061)
Preferred stock payments	(402,884)	—
Issuance of restricted stock units, net of taxes paid	(183)	(76)
Payments on insurance premium financing	(9,957)	—
Payment of capital lease obligation	(9,053)	(1,267)
Net cash provided by financing activities	24,424	21,306
Net (decrease) increase in cash and cash equivalents	(6,283)	9,936
Cash and cash equivalents:
Beginning of period	11,179	25,702
End of period	$4,896	$35,638

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
(In thousands)	June 30,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$8,125	$4,966
Cash (refunds from) paid for income taxes, net	$(787)	$144
Non-cash finance leases and other obligations to acquire assets	$52,456	$10,451
Capital expenditures, not yet paid	$2,814	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Downers Grove, Illinois with operations primarily in the United States and was organized into the following four segments effective April 1, 2019: Ascent Global Logistics (“Ascent”), Active On-Demand, Less-than-Truckload (“LTL”) and Truckload (“TL”). Within its Ascent segment, the Company provides third-party domestic freight management, international freight forwarding, customs brokerage and retail consolidation solutions. Within its Active On-Demand segment, the Company provides premium mission critical air and ground expedite and logistics operations. Within its LTL segment, the Company's services involve the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments. Within its TL segment, the Company provides the following services: scheduled and expedited dry van truckload, temperature controlled truckload, flatbed, intermodal drayage and other warehousing operations.
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
Reverse Stock Split
On April 4, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”), to effect a reverse stock split (the “Reverse Stock Split”), as described in its Definitive Information Statement on Schedule 14C filed with the SEC on March 15, 2019. As a result, the Reverse Stock Split took effect on April 4, 2019 and the Company’s common stock began trading on a split-adjusted basis when the market opened on April 5, 2019.
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
Change in Accounting Principle
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company elected to adopt Topic 842 using an optional alternative method of adoption, referred to as the “Comparatives Under ASC 840 Approach,” which allows companies to apply the new requirements to only those leases that existed as of January 1, 2019. Under the Comparatives Under ASC 840 Approach, the date of initial application is January 1, 2019 with no retrospective restatements. As such, there was no impact to historical comparative income statements and the balance sheet assets and liabilities have been recognized in 2019 in accordance with ASC 842. Upon adoption, the Company recognized a lease liability, initially measured at the present value of the lease payments, of $135 million with a corresponding right-of-use asset for operating leases. The Company's accounting for finance leases is essentially unchanged. As part of its adoption of Topic 842 the Company elected the “package of three” practical expedient, which, among other things, does not require the Company to reassess lease classification for expired or existing contracts upon adoption. The Company also elected to not use hindsight in assessing existing lease terms at the transition date. See Note 3 for more information.

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
Segment Reporting
The Company determines its segments based on the information utilized by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has four segments: Ascent, Active On-Demand, LTL and TL. The Company changed its segment reporting effective April 1, 2019, when the CODM began assessing the performance of the Active On-Demand air and ground expedite business separately from its truckload businesses. Segment information for prior periods has been revised to align with the new segment structure.
Revenue Recognition
The Company’s revenues are primarily derived from transportation services which includes providing freight and carrier services both domestically and internationally via land, air, and sea. The Company disaggregates revenue among its four segments, Ascent, Active On-Demand, LTL and TL, as presented in Note 14.
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
Contract Balances and Costs - The Company applies the practical expedient in ASU No. 2015-14, Revenue from Contracts with Customers, (“Topic 606”) that permits the Company to not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company's contracts have an expected length of one year or less. The Company also applies the practical expedient in Topic 606 that permits the recognition of incremental costs of obtaining contracts as an expense when incurred if the amortization period of such costs is one year or less. These costs are included in purchased transportation costs.
The Company's performance obligation represents the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unbilled amounts and accrued freight costs for freight shipments in transit. As of June 30, 2019 and December 31, 2018, the Company had $15.1 million and $7.8 million of unbilled amounts recorded in accounts receivable, respectively, and $10.3 million and $6.1 million of accrued freight costs recorded in accounts payable, respectively. Amounts recorded to revenue and purchased transportation costs are not material for the three and six months ended June 30, 2019 and 2018.
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
Impairment Charges
The Company recorded a goodwill impairment charge of $92.9 million and an intangible asset impairment charge of $1.9 million for the three months ended June 30, 2019 within its TL segment. See Note 2 for more information.
In the fourth quarter of 2018, the Company recorded an asset impairment charge of $1.6 million related to tractors that were classified as "held for sale" within its TL segment. The fair value less cost to sell the long-lived assets is required to be assessed each reporting period it remains classified as held for sale. In the second quarter of 2019, the Company reassessed the carrying value of the remaining assets held for sale and recorded an additional asset impairment charge of $0.5 million.
The Company recorded an asset impairment charge of $13.0 million at Corporate as a reduction to property, plant and equipment, net for the three months ended June 30, 2019 related to software development that is being abandoned. The impairment costs are associated with the abandonment of current software development in favor of alternative customized software solutions. The Company also recorded an asset impairment charge of $0.8 million in the first quarter of 2019 related to software that is no longer useful following the integration of Ascent’s domestic freight management operations. Total asset impairment charges related to software was $13.8 million, which was recorded at Corporate as a reduction to property, plant and equipment, net for the six months ended June 30, 2019.
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
For purposes of the impairment analysis, the fair value of the Company’s reporting units is estimated based upon an average of the market approach and the income approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates, and growth rates, among others. The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the Company competes, the discount rate, terminal growth rates, and forecasts of revenue, operating income, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities, including, among others, customer relationships and property and equipment. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company's stock may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

Prior to the change in segments, the Company had four reporting units for its three segments: one reporting unit for its Truckload and Express Services (“TES”) segment; one reporting unit for its LTL segment; and two reporting units for its Ascent segment, which are the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit. The Company conducts its goodwill impairment analysis for each of its four reporting units as of July 1 of each year.
In connection with the change in segments, the Company conducted an impairment analysis as of April 1, 2019. Due to the inability of the TES businesses to meet forecast results, the Company determined the carrying value exceeded the fair value for the TES reporting unit. Accordingly, the Company recorded a goodwill impairment charge of $92.9 million, which represents a write off of all the TES goodwill. Given the fact that all of the goodwill was impaired, there was no remaining TES goodwill to allocate to the TL and Active On-Demand segments. The fair value of the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit exceeded their respective carrying values by 3.1% and 109.0%, respectively; thus no impairment was indicated for these reporting units. The goodwill balances of the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit as of June 30, 2019 were $98.5 million and $73.4 million, respectively. The LTL reporting unit had no remaining goodwill as of April 1, 2019.
The table below provides a sensitivity analysis for the Domestic and International Logistics and Warehousing & Consolidation reporting units, which shows the estimated fair value impacts related to a 50-basis point increase or decrease in the discount and long-term growth rates used in the valuation as of April 1, 2019.

Approximate Percent Change in Estimated Fair Value
	+/- 50 bps Discount Rate	+/- 50bps Growth Rate

Domestic and International Logistics reporting unit	(2.5%) / 2.5%	1.5% / (1.8%)
Warehousing & Consolidation reporting unit	(2.2%) / 2.2%	1.6% / (1.9%)
The following is a breakdown of the Company's goodwill as of June 30, 2019 by segment (in thousands):

		Active
	Ascent	On-Demand	LTL	TL	Total
Balance as of December 31, 2018	$171,900	$—	$—	$92,926	$264,826
Goodwill impairment charges	—	—	—	(92,926)	(92,926)
Balance as of June 30, 2019	$171,900	$—	$—	$—	$171,900
The following is a breakdown of the Company's accumulated goodwill impairment charges as of June 30, 2019 by segment (in thousands):

		Active
	Ascent	On-Demand	LTL	TL	Total
Balance as of December 31, 2018	$46,763	$—	$197,312	$132,408	$376,483
Goodwill impairment charges	—	—	—	92,926	92,926
Balance as of June 30, 2019	$46,763	$—	$197,312	$225,334	$469,409
Intangible assets consisted primarily of customer relationships acquired from business acquisitions. Intangible assets as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Ascent	$27,152	$(18,474)	$8,678	$27,152	$(17,248)	$9,904
Active On-Demand	31,547	(12,424)	19,123	31,547	(11,139)	20,408
LTL	2,498	(2,008)	490	2,498	(1,925)	573
TL	20,261	(11,408)	8,853	23,461	(11,820)	11,641
Total	$81,458	$(44,314)	$37,144	$84,658	$(42,132)	$42,526

The customer relationships intangible assets are amortized over their estimated useful lives, ranging from five to 12 years. Amortization expense was $1.7 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense was $3.4 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively. The Company evaluates its other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indicators of impairment were identified in connection with the declining operating performance of one of the Company's businesses within the TL segment and as a result, $1.9 million of non-cash impairment charges were recorded for the three months ended June 30, 2019.
Estimated amortization expense for each of the next five years based on intangible assets as of June 30, 2019 is as follows (in thousands):

Remainder 2019	$3,193
2020	6,180
2021	5,998
2022	5,560
2023	5,195
Thereafter	11,018
Total	$37,144
3. Leases
The Company leases terminals, office space, trucks, trailers, and other equipment under noncancelable operating leases expiring on various dates through 2042. The Company also leases trucks, trailers, office space and other equipment under finance leases. Certain of our lease agreements for trucks, trailers and other equipment contain residual value guarantees.
Amounts recognized in the condensed consolidated balance sheets related to the Company's lease portfolio are as follows (in thousands):

June 30, 2019
Assets:
Finance lease assets, net (included in property and equipment)	$94,308
Operating lease right-of-use asset	114,523
Total lease assets	$208,831
Liabilities:
Current finance lease liability	$21,799
Current operating lease liability	35,373
Long-term finance lease liability	72,150
Long-term operating lease liability	85,223
Total lease liabilities	$214,545
Amounts recognized in the condensed consolidated income statement related to the Company's lease portfolio for the three and six months ended June 30, 2019 are as follows (in thousands):

		Three months ended	Six months ended
Lease component	Classification	June 30, 2019	June 30, 2019

Rent expense - operating leases	Other operating expenses	$16,833	$33,771
Amortization of finance lease assets	Depreciation expense	$4,871	$9,202
Interest on finance lease liabilities	Interest expense	$1,430	$2,630

Rent expense for operating leases relates primarily to long-term operating leases, but also includes amounts for variable leases and short-term leases. The Company also recognized rental income of $2.7 million and $5.2 million for the three and six months ended June 30, 2019, respectively, related to operating leases the Company entered into with its independent contractors (“IC”), of which $2.3 million and $4.1 million related to sublease income for the three and six months ended June 30, 2019, respectively. The Company records rental income from leases as a reduction to rent expense - operating leases.
Aggregate future minimum lease payments under noncancelable operating and finance leases with an initial term in excess of one year were as follows as of June 30, 2019 (in thousands):

Year Ending:	Operating leases	Finance leases	Total
Remainder of 2019	$21,736	$14,144	$35,880
2020	34,676	26,916	61,592
2021	25,108	30,292	55,400
2022	20,831	15,307	36,138
2023	17,640	12,854	30,494
Thereafter	17,406	11,156	28,562
Total	$137,397	$110,669	$248,066
Less: Interest	(16,801)	(16,720)	(33,521)
Present value of lease liabilities	$120,596	$93,949	$214,545
Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2018 (in thousands):

Year Ending:
2019	$45,713
2020	34,920
2021	25,536
2022	21,413
2023	17,920
Thereafter	17,556
Total	$163,058
The weighted average remaining lease term and discount rate used in computing the lease liability as of June 30, 2019 were as follows:

Weighted average remaining lease term (in years)
Operating leases	4.5
Finance leases	3.5

Weighted average discount rate
Operating leases	7.2%
Finance leases	7.4%

Supplemental cash flow information related to leases for the six months ended June 30, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$23,812
Operating cash flows for finance leases	2,630
Financing cash flows for finance leases	9,071

ROU assets added for operating leases:
Operating leases	$4,776
Lease transactions with related parties are disclosed in Note 13, Related Party Transactions.
4. Debt
Debt as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
ABL credit facility	$131,367	$—
Term loan credit facility	50,211	—
Prior ABL Facility:
Revolving credit facility	—	134,532
Term loans	—	37,333
Total debt	$181,578	$171,865
Less: Debt issuance costs and discount	(3,201)	(3,098)
Total debt, net of debt issuance costs and discount	178,377	168,767
Less: Current maturities	(11,699)	(13,171)
Total debt, net of current maturities	$166,678	$155,596
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
The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for First In, Last Out (“FILO”) Loans (as defined in the ABL Credit Facility), (ii) $20.0 million may be used for Swing Line Loans (as defined in the ABL Credit Facility), and (iii) $30.0 million may be used for letters of credit. The ABL Credit Facility provides that the revolving line of credit may be increased by up to an additional $100.0 million under certain circumstances. The Company had adjusted excess availability under the ABL Credit Facility of $34.4 million as of June 30, 2019.
Advances under the Company’s ABL Credit Facility bear interest at either: (a) the LIBOR Rate (as defined in the ABL Credit Facility), plus an applicable margin ranging from 1.50% to 2.00% for the non-FILO Loans and 2.50% to 3.00% for the FILO Loans; or (b) the Base Rate (as defined in the ABL Credit Facility), plus an applicable margin ranging from 0.50% to 1.00% for the non-FILO Loans and 1.50% to 2.00% for the FILO Loans. The Company's average annualized interest rate for the ABL Credit Facility was 5.3% for the six months ended June 30, 2019.
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

The ABL Credit Facility contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. In addition, the ABL Credit Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The ABL Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the ABL Credit Facility to be in full force and effect, and a change of control of the Company’s business. As of June 30, 2019, the Company's excess availability had not fallen below the amount specified and therefore the minimum fixed charge coverage ratio financial covenant was not applicable.
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
Principal on each of the Tranche A Term Loans and the Tranche B Term Loans is due in quarterly installments based upon a 4.5-year amortization schedule (i.e. each installment is 1/18th of the original principal amount of the Tranche A Term Loans and the Tranche B Term Loans), commencing on September 1, 2019. Principal on the Tranche A FILO Term Loans is due on the maturity date of the Term Loan Credit Facility, unless earlier accelerated thereunder. Principal on each draw under the capital expenditure facility is due in quarterly installments based upon a five-year amortization schedule (i.e. each installment shall be 1/20th of the original principal amount of any capital expenditure loan), commencing on the first day of the first full fiscal quarter immediately following the making of each such capital expenditure loan. The loans under the Term Loan Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 7.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 8.50% for Tranche A FILO Term Loans; or (b) the Base Rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 6.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 7.50% for Tranche A FILO Term Loans. The Company's average annualized interest rate for the Term Loan Credit Facility was 10.7% for the six months ended June 30, 2019.
The obligations under the Company’s Term Loan Credit Facility are guaranteed by each of its domestic subsidiaries pursuant to a guaranty included in the Term Loan Credit Facility. As security for the Company’s and its subsidiaries’ obligations under the Term Loan Credit Facility, each of the Company and its domestic subsidiaries have granted: (i) a first priority lien on its equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts) and proceeds and accounts related thereto, and (ii) a second priority lien on substantially all of the Company’s and its domestic subsidiaries’ other tangible and intangible personal property, including the capital stock of certain of the Company’s direct and indirect subsidiaries. The priority of the liens is described in an intercreditor agreement between BMO Harris Bank N.A. as ABL Agent and BMO Harris Bank N.A. as Term Loan Agent.
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
The Prior ABL Facility was paid off with the proceeds from the ABL Credit Facility and the Term Loan Credit Facility. The Company recognized a $2.3 million loss on debt restructuring for the six months ended June 30, 2019 related to these transactions.
Insurance Premium Financing
In June 2018, the Company executed an insurance premium financing agreement of $17.8 million with a premium finance company in order to finance certain of its annual insurance premiums. Beginning on September 1, 2018, the financing agreement was payable in nine monthly installments of principal and interest of approximately $2.0 million. The agreement incurred interest at 4.75%. The balance of the insurance premium payable as of December 31, 2018 was $10.0 million and was recorded in accrued expenses and other current liabilities. The remaining balance was paid-in-full as of June 30, 2019.
In July 2019, the Company executed an insurance premium financing agreement of $20.7 million with a premium finance company in order to finance certain of its annual insurance premiums. See Note 16 for further details.
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
The Company incurred $12.0 million in common stock issuance costs in connection with the 36 million shares issued in the rights offering. The issuance costs are comprised of $10.5 million in costs paid during the six months ended June 30, 2019 and $1.5 million of costs that were paid in prior periods.
Preferred Stock
The preferred stock was mandatorily redeemable and, as such, was presented as a liability on the condensed consolidated balance sheets. At each preferred stock dividend payment date, the Company had the option to pay the accrued dividends in cash or to defer them. Deferred dividends earned dividend income consistent with the underlying shares of preferred stock. The Company elected to measure the value of the preferred stock using the fair value method. Under the fair value method, issuance costs were expensed as incurred. The fair value of the preferred stock increased by $31.6 million and $37.7 million during the three and six months ended June 30, 2018, respectively, which was reflected in interest expense - preferred stock.
On March 1, 2018, the Company entered into the Series E-1 Preferred Stock Investment Agreement (the “Series E-1 Investment Agreement”) with affiliates of Elliott, pursuant to which the Company agreed to issue and sell to Elliott from time to time, an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E-1 Preferred Stock”), at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which the Company issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. On April 24, 2018, the parties held a closing pursuant to the Series E-1 Investment Agreement, pursuant to which the Company issued and sold to Elliott 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of approximately $17.5 million. The proceeds from the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support the Company’s current operations and future growth and to repay a portion of the indebtedness under the prior ABL Facility as required by the credit agreement governing that facility. The final 19,022 shares of Series E-1 Preferred Stock remained unissued when the Series E-1 Investment Agreement was terminated in connection with the closing of the rights offering. The Company incurred $1.1 million of issuance costs associated with the issuance of the Series E-1 Preferred Stock for the six months ended June 30, 2018, which was reflected in interest expense - preferred stock.

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
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance as of June 30, 2018 (in thousands).

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Balance, beginning of period	$286,874	$263,317
Issuance of preferred stock at fair value	17,499	34,999
Change in fair value of preferred stock (1)	31,606	37,663
Balance, end of period	$335,979	$335,979
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
On April 12, 2019, the Company received a notice from the NYSE that a calculation of the average stock price for the 30-trading days ended April 12, 2019 indicted that the Company was in compliance with the $1.00 continued listed criterion. The notice also noted that the Company remains non-compliant with the NYSE's $50 million average market capitalization and $50 million stockholders' equity requirements as it must remain above the $50 million average market capitalization or the $50 million total stockholders' investment requirements for two consecutive quarters (or six months) before the Company can be considered in compliance with this listing standard. On February 26, 2019, the Company closed its rights offering, pursuant to which the Company issued and sold an aggregate of 36 million new shares of its common stock at the subscription price of $12.50 per share, which added approximately $450 million to the Company's total stockholder investment.

8. Share-Based Compensation
The Company's compensation committee granted to certain employees restricted stock units (“RSUs”) totaling 1,023,740 shares of the Company's common stock in the second quarter of 2019. Each RSU is equal in value to one share of common stock and vests ratably over a three or four-year service period.

The Company's compensation committee granted to directors RSUs totaling 28,600 shares of the Company's common stock in the second quarter of 2019, of which 4,400 vested immediately and the remaining will vest in February 2020. Each RSU is equal in value to one share of common stock.

The Company’s compensation committee also granted to certain employees performance-based restricted stock units (“PRSUs”) totaling 1,256,740 shares of the Company's common stock in the second quarter of 2019.  The PRSUs may be earned based on the performance of the Company's common stock price over a three to four-year service period. The base price of the Company's common stock for purposes of the PRSUs is $12.50.

In the second quarter of 2019, the Company's compensation committee granted to certain employees seven-year non-qualified stock options to purchase 294,932 shares of the Company's common stock with an exercise price equal to $12.50 per share, with one-third of such options vesting in each of 2020, 2021 and 2022.

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
The Company had stock options and warrants outstanding of 604,761 as of June 30, 2019 and 61,428 as of June 30, 2018 that were not included in the computation of diluted loss per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the three and six months ended June 30, 2019 and 2018. Since the Company was in a net loss position for the three and six months ended June 30, 2019 and 2018, there is no difference between basic and dilutive weighted average common stock outstanding.
10. Income Taxes
The benefit from income taxes was $0.5 million for both the three and six months ended June 30, 2019. The benefit from income taxes was $3.7 million and $3.0 million for the three and six months ended June 30, 2018, respectively. The effective tax rate was 0.4% and 0.3% for the three and six months ended June 30, 2019, respectively. In comparison, the effective rate was 8.0% and 4.3% for the three and six months ended June 30, 2018, respectively.
The benefit from income taxes varies from the amount computed by applying the federal statutory rate of 21.0% to the loss before income taxes (and, therefore, the effective tax rate similarly varies from the federal statutory rate) due to increases in the valuation allowance for deferred tax assets, adjustments for permanent differences, and state income taxes. For the three and six months ended June 30, 2019, the variance is primarily due to adjustments to the valuation allowance for federal and state deferred tax assets, as well as the effect of the goodwill impairment charge, other permanent differences, and state income taxes. For the three and six months ended June 30, 2018, the variance is primarily due to adjustments for permanent differences related to the non-deductible interest expense associated with the Company's preferred stock, as well as the effect of other permanent differences, state income taxes, and adjustments to the valuation allowance for certain state deferred tax assets.
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
11. Guarantees
The Company provides a guarantee for a portion of the value of certain IC leased tractors.  The guarantees expire at various dates through 2023.  The potential maximum exposure under these lease guarantees was approximately $6.2 million as of June 30, 2019.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $1.0 million as of June 30, 2019 and December 31, 2018, which is recorded in accrued expenses and other current liabilities.
The Company began to offer a lease purchase program that did not include a guarantee, and offered newer equipment under factory warranty that was more cost effective. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In 2016, management committed to a plan to divest these older assets and recorded a loss reserve. The loss reserve for the guarantee and reconditioning costs associated with the planned divestiture was $0.1 million and $0.4 million as of June 30, 2019 and December 31, 2018, respectively, which was recorded in accrued expenses and other current liabilities.
The Company paid $0.2 million and $0.8 million under these lease guarantees during the second quarter of 2019 and 2018, respectively, and $0.6 million and $1.5 million during the first half of 2019 and 2018, respectively.

12. Commitments and Contingencies
Auto, Workers Compensation, and General Liability Reserves
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains insurance for auto liability, general liability, and cargo claims. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million per occurrence for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amounts. As of June 30, 2019 and December 31, 2018, the Company had reserves for estimated uninsured losses of $28.9 million and $26.8 million, respectively, included in accrued expenses and other current liabilities.
General Litigation Proceedings
Jeffrey Cox and David Chidester filed a complaint against certain of the Company’s subsidiaries in state court in California in a post-acquisition dispute (the “Central Cal Matter”). The complaint alleges contract, statutory and tort-based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted the Company’s motion to compel arbitration of all non-employment claims alleged in the complaint. The parties selected a settlement accountant to determine the contingent purchase obligation pursuant to the Central Cal Agreement. The settlement accountant provided a final determination that a contingent purchase obligation of $2.1 million is due to the plaintiffs. The Company's position is that this contingent purchase obligation is subject to offset for certain indemnification claims owed to the Company by the plaintiffs ranging from approximately $0.3 million to $1.0 million. Accordingly, the Company recorded a contingent purchase obligation liability of $1.8 million in accrued expenses and other current liabilities at December 31, 2018. In July 2019, the $2.1 million settlement was approved by the court. In light of the court order, the Company has offered to pay $2.2 million to the plaintiff to settle this matter. The Company's offer includes a reimbursement for legal fees incurred by the plaintiff. As such, the Company recorded an adjustment of $0.4 million in the second quarter of 2019 to increase its contingent purchase obligation to $2.2 million, which is recorded in accrued expenses and other current liabilities at June 30, 2019. In July 2019, the Company paid the plaintiffs the $2.1 million settlement amount. The Company intends to pursue indemnification and other claims as it relates to the Central Cal Matter and other related matters involving these plaintiffs. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. The parties are proceeding with discovery and the consolidated case is currently set for trial on November 5, 2019.
The Company received a letter dated April 17, 2018 from legal counsel representing Warren Communications News, Inc. (“Warren”) in which Warren made certain allegations against the Company of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). Specifically, Warren alleged that an employee of the Company had, for several years, forwarded that electronic newsletter to third parties in violation of corresponding subscription agreements. On June 14, 2019, the parties reached a settlement agreement and release to resolve any and all concerns between the parties, voluntarily and without admission of liability, and the settlement amount was paid by the Company in July 2019.
In addition to the legal proceeding described above, the Company is a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In 2017 and 2018, the Company reached settlement agreements on a number of these labor related lawsuits and administrative actions. The Company paid approximately $9.2 million relating to these settlements during the six months ended June 30, 2019.
As of June 30, 2019 and December 31, 2018, the Company had a liability for settlements, litigation, and defense costs related to these labor matters and the Warren Matter of $2.2 million and $10.8 million, respectively, which are included in accrued expenses and other current liabilities.

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
Securities Litigation Proceedings
In 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against the Company and its former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed the Consolidated Amended Complaint (“CAC”) on behalf of a class of persons who purchased the Company’s common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) the Company and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, the Company’s former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of the Company’s financial statements; (b) the Company’s true earnings and expenses; (c) the effectiveness of the Company’s disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with the Company’s tractor lease guaranty program; (e) the Company’s leverage ratios and compliance with its credit facilities; and (f) the value of the goodwill the Company carried on its balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On November 19, 2018, the parties entered into a binding term sheet agreeing to settle the action for $20 million, $17.9 million of which will be funded by the Company's D&O carriers ($4.8 million of which is by way of a pass through of the D&O carriers’ payment to the Company in connection with the settlement of the Federal Derivative Action described below). The settlement is conditioned on a settlement of the Federal Derivative Action described below, dismissal of the State Derivative Action described below, and final court approval of the settlements in this action and in the Federal Derivative Action. The parties have submitted a Stipulation of Settlement to the Court for preliminary approval.
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
On February 28, 2019, the Company entered into the Term Loan Credit Facility with BMO Harris Bank, N.A. and Elliott which consists of an approximately $61.1 million term loan facility. The Company paid Elliott $0.9 million in issuance costs and fees during the six months ended June 30, 2019. As of June 30, 2019, the Company owed Elliott $41.0 million under the Term Loan Credit Facility. See Note 4 for more information on the Term Loan Credit Facility. On August 2, 2019, the Company entered into a First Amendment to the Term Loan Credit Facility with BMO Harris Bank, N.A and Elliott. See Note 16 for more information on the First Amendment to the Term Loan Credit Facility.
The Company's operating companies have contracts with certain purchased transportation providers that are considered related parties. The Company paid an aggregate of $9.2 million and $6.6 million to these purchased transportation providers during the three months ended June 30, 2019 and 2018, respectively. The Company paid an aggregate of $15.8 million and $13.2 million to these purchased transportation providers during the six months ended June 30, 2019 and 2018, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $0.1 million and $0.3 million under these leases during the three months ended June 30, 2019 and 2018, respectively. The Company paid an aggregate of $0.1 million and $0.7 million under these leases during the six months ended June 30, 2019 and 2018, respectively.
The Company owns 37.5% of Central Minnesota Logistics (“CML”) which operates as one of the Company's brokerage agents. The Company paid CML broker commissions of $0.9 million and $0.7 million during the three months ended June 30, 2019 and 2018, respectively. The Company paid CML broker commissions of $1.7 million and $1.4 million during the six months ended June 30, 2019 and 2018, respectively.
The Company has a jet fuel purchase agreement with a related party and paid an aggregate of $0.4 million and $0.6 million during the three months ended June 30, 2019 and 2018, respectively. The Company paid an aggregate of $1.2 million under this agreement during the six months ended June 30, 2019 and 2018.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $0.4 million and $0.8 million during the three months ended June 30, 2019 and 2018, respectively. The Company paid an aggregate of $2.0 million and $1.5 million during the six months ended June 30, 2019 and 2018, respectively.
On December 13, 2018, the Company entered into an agreement with HCI to resume the advancement of reasonable fees and expenses of up to $7.1 million pursuant to the advisory agreement. In addition, the Company and HCI agreed to contribute $1 million each to resolve the previously mentioned Securities Litigation Proceedings described in Note 11. The Company reserves all rights to seek reimbursement for any fees or expense advanced to HCI, while HCI reserves all rights to seek indemnification for amounts above the $7.1 million and the $1 million that HCI will contribute to resolve the Securities Litigation Proceedings. The Company paid HCI $3.5 million under this agreement during the six months ended June 30, 2019. The Company made no payments during the three months ended June 30, 2019.
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

On August 2, 2019, the Company entered into a letter agreement (the “Fee Letter”) with Elliott Associates, L.P. and Elliott International, L.P. Pursuant to the Fee Letter, Elliott agreed to arrange for standby letters of credit in an aggregate face amount of $20 million to support the Company's obligations under its ABL Credit Facility. See Note 16 for more information on the Fee Letter.
14. Segment Reporting
The Company determines its segments based on the information utilized by the CODM, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has four segments: Ascent, Active On-Demand, LTL, and TL. The Company changed its segment reporting effective April 1, 2019, when the CODM began assessing the performance of the Active On-Demand air and ground expedite business separately from its truckload businesses. Segment information for prior periods has been revised to align with the new segment structure.
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

The following table reflects certain financial data of the Company’s segments for the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Ascent	$130,160	$144,630	$261,853	$279,573
Active On-Demand	101,492	164,770	244,263	359,536
LTL	117,076	117,164	219,898	230,289
TL	141,472	145,761	278,483	290,318
Eliminations	(9,512)	(14,299)	(16,661)	(31,706)
Total	$480,688	$558,026	$987,836	$1,128,010
Operating (loss) income:
Ascent	$5,880	$7,314	$11,252	$14,021
Active On-Demand	(2,614)	7,808	583	14,261
LTL	(4,440)	(3,743)	(10,275)	(12,427)
TL	(103,506)	(8,558)	(110,422)	(10,611)
Corporate	(33,161)	(14,196)	(49,755)	(30,049)
Total	$(137,841)	$(11,375)	$(158,617)	$(24,805)
Interest expense	4,632	34,232	8,514	43,775
Loss on debt restructuring	—	—	2,270	—
Loss before income taxes	$(142,473)	$(45,607)	$(169,401)	$(68,580)
Depreciation and amortization:
Ascent	$1,616	$1,168	$3,298	$2,356
Active On-Demand	2,125	2,036	4,221	4,030
LTL	1,085	900	1,723	1,813
TL	7,030	4,205	16,121	8,507
Corporate	2,932	815	4,967	1,483
Total	$14,788	$9,124	$30,330	$18,189
Capital expenditures(1):
Ascent	$213	$355	$2,050	$709
Active On-Demand	1,167	1,322	2,315	2,429
LTL	3,248	55	5,020	255
TL	2,582	1,618	8,306	3,508
Corporate(2)	24,162	12,510	49,995	14,934
Total	$31,372	$15,860	$67,686	$21,835

	June 30, 2019	December 31, 2018
Assets:
Ascent	$302,185	$276,994
Active On-Demand	99,127	136,795
LTL	123,494	73,706
TL	176,929	244,760
Corporate	143,967	123,921
Eliminations(3)	(2,381)	(2,719)
Total	$843,321	$853,457
(1) Includes non-cash finance leases and capital expenditures not yet paid.
(2) The first half of 2019 included $42.5 million of rolling stock assets that were purchased and leased to operating units of the Company by REL, of which 64% was leased to the TL segment, 35% was leased to the LTL segment and 1% was leased to the Ascent segment.
(3) Eliminations represents intercompany trade receivable balances between the four segments.

15. Restructuring Costs
In the second quarter of 2018, the Company restructured its temperature-controlled truckload business by completing the integration of multiple operating companies into one business unit. As part of this integration, the Company also right-sized its temperature-controlled fleets, facilities, and support functions. As a result, in the second quarter of 2018, the Company recorded operations restructuring costs of $4.7 million related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets to fair market value. The initial write-down of assets to fair market value totaled $1.3 million and was recorded to property and equipment, while the remaining $3.4 million was recorded in accrued expenses and other current liabilities. None of the remaining individual components are considered material to the overall cost. The following is a rollforward of the Company's restructuring reserve balance as of June 30, 2019 (in thousands).

Restructuring reserves
Beginning balance at December 31, 2018	$544
Charges	—
Adjustments(1)	(79)
Payments	(327)
Ending balance at June 30, 2019	$138
(1) The adjustment relates to the adoption of Topic 842 for lease terminations included in the restructuring reserve.
The Company also incurred corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring of $3.2 million and $3.9 million for the three months ended June 30, 2019 and 2018, respectively, and $6.7 million and $10.8 million for the six months ended June 30, 2019 and 2018, respectively. These costs are included in other operating expenses.
16. Subsequent Events

ABL Facility Amendment
On August 2, 2019, the Company and its direct and indirect domestic subsidiaries entered into a First Amendment to Credit Agreement (the “ABL Facility Amendment”) with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender, Wells Fargo Bank, National Association and Bank of America, National Association, as Lenders, and the Joint Lead Arrangers and Joint Book Runners party thereto with respect to the ABL Credit Facility. Pursuant to the ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, add Acceptable Letters of Credit (as defined in the ABL Facility Amendment) to the Borrowing Base (as defined in the ABL Credit Facility as amended by the ABL Facility Amendment).

Term Loan Facility Amendment
On August 2, 2019, the Company and its direct and indirect domestic subsidiaries entered into a First Amendment to Credit Agreement (the “Term Loan Facility Amendment”) with BMO Harris Bank N.A., as Administrative Agent and Lender, Elliott Associates, L.P. and Elliott International, L.P, as Lenders, and BMO Capital Markets Corp., as Lead Arranger and Book Runner, with respect to the Term Loan Credit Facility. Pursuant to the Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things: (i) defer the September 1, 2019 quarterly amortization payments otherwise due thereunder to December 1, 2019, and (ii) provide that CapX Loans (as defined in the Term Loan Credit Facility) shall not be available during the period commencing on August 2, 2019 and continuing until payment of the December 1, 2019 quarterly amortization payments.

Fee Letter
On August 2, 2019, the Company entered into the Fee Letter with Elliott. Pursuant to the Fee Letter, Elliott agreed to arrange for standby letters of credit (“Letters of Credit”) in an aggregate face amount of $20.0 million (the “Face Amount”) to support the Company's obligations under the ABL Credit Facility. As consideration for Elliott providing the Letters of Credit, the Company agreed to (i) pay Elliott a fee (the “Letter of Credit Fee”) on the LC Amount (as hereafter defined), accruing from the date of issuance through the date of expiration (or if drawn, the date of reimbursement by the Company of the LC Amount to Elliott), at a rate equal to the LIBOR Rate (as defined in the ABL Credit Facility) plus 7.50%, which will be payable in kind by adding the amount then due to the then outstanding LC Amount, and (ii) reimburse Elliott for any draw on the Letters of Credit, including the amount of such draw and any taxes, fees, charges, or other costs or expenses reasonably incurred by Elliot in connection with such draw, promptly after receipt of notice of any such drawing under the Letters of Credit, in each case subject to the terms and conditions of the Fee Letter. "LC Amount" means the Face Amount, as increased by the amount of payment in kind Letter of Credit Fee added to such amount on the last day of each interest period.
Insurance Premium Financing
In July 2019, the Company executed an insurance premium financing agreement of $20.7 million with a premium finance company in order to finance certain of its annual insurance premiums. Beginning on September 1, 2019, the financing agreement will be payable in nine monthly installments of principal and interest of approximately $2.4 million. The agreement will bear interest at 5.25%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Effective April 1, 2019, we changed our segment reporting when we separated our Active On-Demand air and ground expedite business from our truckload businesses. Segment information for prior periods has been revised to align with the new segment structure.
Our four segments are as follows:
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
Active On-Demand. Our Active On-Demand segment provides ground and air expedited services featuring proprietary bid technology supported by our fleets of ground and air assets. We specialize in the transport of automotive and industrial parts. On-demand air charter is the segment of the air cargo industry focused on the time critical movement of goods that requires the timely launch of an aircraft to move freight. These critical movements of freight are typically necessary to prevent a disruption in the supply chain due to lack of components. The primary users of on-demand air charter services are auto manufacturers, component manufacturers, and other heavy equipment makers or just-in-time manufacturers.
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
Truckload. Within our TL segment we serve customers throughout North America. We provide the following services: scheduled and expedited dry van truckload, temperature controlled truckload, flatbed, intermodal drayage and other warehousing operations. We specialize in the transport of automotive and industrial parts, frozen and refrigerated foods including dairy, poultry and meat, and consumer products including foods and beverages. Roadrunner Dry Van, Temperature Controlled, Intermodal Services and Flatbed businesses provide specialized truckload services to beneficial cargo owners, freight management partners and brokers. We believe this array of technology, services, and specialization best serves our customers and provides us with more consistent shipping volumes in any given year.

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
Sales Personnel and Agent Network.  In our Ascent business, we have approximately 150 direct salespeople and sales representatives located in 24 company offices, and a network of approximately 60 independent agents. Agents complement our Company sales force by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, agents typically provide immediate revenue and do not require us to invest in incremental overhead. Agents own or lease their own office space and pay for other costs associated with running their operations. In our Active On-Demand business, we market and sell our air and ground expedite services through a direct sales team of eight individuals in the United States and Mexico as well as other company relationships such as management and customer service representatives. In our LTL business, we market and sell our LTL services through a sales force of approximately 70 people, consisting of account executives, sales managers, and commissioned sales representatives. In our TL business, we arrange the pickup and delivery of freight either through our direct sales force or other Company relationships including management, dispatchers, or customer service representatives.
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
Purchased Transportation Costs. Purchased transportation costs within our Ascent business, purchased transportation costs represent payments made to ground, ocean, and air carriers, ICs, brokers and agents, based on a combination of contractually agreed-upon and spot market rates. Purchased transportation costs are the largest component of our cost structure. Our purchased transportation costs typically increase or decrease in proportion to revenues. Purchased transportation costs within our Active On-Demand business are spot market rates generated from our proprietary bid technology for ground and air services. Purchased transportation costs within our LTL business represent payments to ICs, over-the-road purchased power providers, intermodal service providers, brokers and agents, based on a combination of contractually agreed-upon and spot market rates. Purchased transportation costs within our TL business are generally based either on negotiated rates for each load hauled or spot market rates.
Personnel and Related Benefits. Personnel and related benefits costs are a large component of our overall cost structure. We employ approximately 1,400 company drivers who are paid either per mile or at an hourly rate. In addition, we employ over 900 dock and warehouse workers and over 2,400 operations and other administrative personnel to support our day-to-day business activities. Personnel and related benefits costs could vary significantly as we may be required to adjust staffing levels to match our business needs.
Fuel. The transportation industry is dependent upon the availability of adequate fuel supplies and the price of fuel. Fuel prices have fluctuated dramatically over recent years. Within our Ascent, Active On-Demand, and TL businesses, we generally pass fuel costs through to our customers. As a result, our operating income in these businesses is less impacted by increases in fuel prices. Within our LTL business, our ICs and purchased power providers pass along the cost of diesel fuel to us, and we in turn attempt to pass along some or all of these costs to our customers through fuel surcharge revenue programs. Although revenues from fuel surcharges generally offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Depending on the changes in the fuel rates and the impact on costs in other fuel- and energy-related areas, our operating margins could be impacted.
Pricing. The pricing environment in the transportation industry also impacts our operating performance. Within our Ascent business, we typically charge a variable rate on each shipment in addition to transaction or service fees appropriate for the solution we have provided to meet a specific customer’s needs. Since we offer both truckload and LTL shipping as part of our Ascent offering, pricing within our Ascent business is impacted by similar factors. The pricing environment for all of our operations generally becomes more competitive during periods of lower industry tonnage levels and/or increased capacity within the over-the-road freight sector. In addition, when we provide international freight forwarding services in our Ascent business, we also contract with airlines, ocean carriers, and agents as needed. The international shipping markets are very dynamic and we must therefore adjust rates regularly based on market conditions. Within our Active On-Demand business, our pricing engine is a spot-based proprietary bid technology, which is typically driven by market demand and shipment characteristics such as frequency and consistency, length of haul, and customer and geographic mix. Within our LTL business, we typically generate revenues by charging our customers a rate based on shipment weight, distance hauled, and commodity type. This amount is comprised of a base rate, a fuel surcharge, and any applicable accessorial fees and surcharges. Our LTL pricing is dictated primarily by factors such as shipment size, shipment frequency, length of haul, freight density, customer requirements and geographical location. Within our TL business, we typically charge a flat rate negotiated on each load hauled. Pricing within our TL business is typically driven by shipment frequency and consistency, length of haul, and customer and geographic mix, but generally has fewer influential factors than pricing within our LTL business.

Results of Operations
The following tables set forth, for the periods indicated, summary Ascent, Active On-Demand, LTL, TL, corporate, and consolidated statement of operations data.

(In thousands)	Three Months Ended June 30, 2019

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Revenues	$130,160	$101,492	$117,076	$141,472	$(9,512)	$480,688
Operating expenses:
Purchased transportation costs	93,182	87,849	80,859	65,407	(9,512)	317,785
Personnel and related benefits	13,508	9,166	18,724	30,273	10,015	81,686
Other operating expenses	15,974	4,966	20,848	46,932	7,219	95,939
Depreciation and amortization	1,616	2,125	1,085	7,030	2,932	14,788
Impairment charges	—	—	—	95,336	12,995	108,331
Total operating expenses	124,280	104,106	121,516	244,978	23,649	618,529
Operating income (loss)	5,880	(2,614)	(4,440)	(103,506)	(33,161)	(137,841)
Total interest expense						4,632
Loss before income taxes						(142,473)
Benefit from income taxes						(524)
Net loss						$(141,949)

(In thousands)	Three Months Ended June 30, 2018

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Revenues	$144,630	$164,770	$117,164	$145,761	$(14,299)	$558,026
Operating expenses:
Purchased transportation costs	106,861	141,021	82,318	64,175	(14,303)	380,072
Personnel and related benefits	12,465	9,038	17,428	30,756	6,151	75,838
Other operating expenses	16,822	4,867	20,261	55,183	7,234	104,367
Depreciation and amortization	1,168	2,036	900	4,205	815	9,124
Total operating expenses	137,316	156,962	120,907	154,319	(103)	569,401
Operating income (loss)	7,314	7,808	(3,743)	(8,558)	(14,196)	(11,375)
Total interest expense						34,232
Loss before income taxes						(45,607)
Benefit from income taxes						(3,652)
Net loss						$(41,955)

The following table sets forth a reconciliation of net loss to Adjusted EBITDA and provides Adjusted EBITDA for Ascent, Active On-Demand, LTL, TL, and corporate for the periods indicated.

(In thousands)	Three Months Ended June 30, 2019

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Net (loss) income	$5,777	$(2,614)	$(4,494)	$(104,278)	$(36,340)	$(141,949)
Plus: Total interest expense	95	—	54	772	3,711	4,632
Plus: Provision (benefit) for income taxes	8	—	—	—	(532)	(524)
Plus: Depreciation and amortization	1,616	2,125	1,085	7,030	2,932	14,788
Plus: Impairment charges	—	—	—	95,336	12,995	108,331
Plus: Long-term incentive compensation expenses	—	—	—	—	4,594	4,594
Plus: Settlement of contingent purchase obligation	—	—	—	—	360	360
Plus: Corporate restructuring and restatement costs	—	—	—	—	3,242	3,242
Adjusted EBITDA(1)	$7,496	$(489)	$(3,355)	$(1,140)	$(9,038)	$(6,526)

(In thousands)	Three Months Ended June 30, 2018

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Net (loss) income	$7,285	$7,808	$(3,763)	$(8,566)	$(44,719)	$(41,955)
Plus: Total interest expense	29	—	20	8	34,175	34,232
Plus: Benefit from income taxes	—	—	—	—	(3,652)	(3,652)
Plus: Depreciation and amortization	1,168	2,036	900	4,205	815	9,124
Plus: Long-term incentive compensation expenses	—	—	—	—	426	426
Plus: Operations restructuring costs	—	—	—	4,655	—	4,655
Plus: Corporate restructuring and restatement costs	—	—	—	—	3,911	3,911
Adjusted EBITDA(1)	$8,482	$9,844	$(2,843)	$302	$(9,044)	$6,741

(In thousands)	Six Months Ended June 30, 2019

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Revenues	$261,853	$244,263	$219,898	$278,483	$(16,661)	$987,836
Operating expenses:
Purchased transportation costs	188,667	210,007	152,450	126,097	(16,661)	660,560
Personnel and related benefits	27,252	19,084	36,280	61,118	17,167	160,901
Other operating expenses (2)	31,384	10,368	39,720	90,233	13,848	185,553
Depreciation and amortization	3,298	4,221	1,723	16,121	4,967	30,330
Impairment charges	—	—	—	95,336	13,773	109,109
Total operating expenses	250,601	243,680	230,173	388,905	33,094	1,146,453
Operating income (loss)	11,252	583	(10,275)	(110,422)	(49,755)	(158,617)
Total interest expense						8,514
Loss on debt restructuring						2,270
Loss before income taxes						(169,401)
Benefit from income taxes						(453)
Net loss						$(168,948)

(In thousands)	Six Months Ended June 30, 2018

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Revenues	$279,573	$359,536	$230,289	$290,318	$(31,706)	$1,128,010
Operating expenses:
Purchased transportation costs	205,374	313,630	164,315	129,423	(31,707)	781,035
Personnel and related benefits	24,606	17,711	35,563	61,251	12,594	151,725
Other operating expenses (2)	33,216	9,904	41,025	101,748	15,973	201,866
Depreciation and amortization	2,356	4,030	1,813	8,507	1,483	18,189
Total operating expenses	265,552	345,275	242,716	300,929	(1,657)	1,152,815
Operating income (loss)	14,021	14,261	(12,427)	(10,611)	(30,049)	(24,805)
Total interest expense						43,775
Loss before income taxes						(68,580)
Benefit from income taxes						(2,982)
Net loss						$(65,598)

(In thousands)	Six Months Ended June 30, 2019

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Net (loss) income	$11,044	$583	$(10,363)	$(111,886)	$(58,326)	$(168,948)
Plus: Total interest expense	188	—	88	1,464	6,774	8,514
Plus: (Benefit from) provision for income taxes	20	—	—	—	(473)	(453)
Plus: Depreciation and amortization	3,298	4,221	1,723	16,121	4,967	30,330
Plus: Long-term incentive compensation expenses	—	—	—	—	6,325	6,325
Plus: Settlement of contingent purchase obligation	—	—	—	—	360	360
Plus: Impairment charges	—	—	—	95,336	13,773	109,109
Plus: Loss on debt restructuring	—	—	—	—	2,270	2,270
Plus: Corporate restructuring and restatement costs	—	—	—	—	6,674	6,674
Adjusted EBITDA(1)	$14,550	$4,804	$(8,552)	$1,035	$(17,656)	$(5,819)

(In thousands)	Six Months Ended June 30, 2018

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Net (loss) income	$13,962	$14,261	$(12,483)	$(10,630)	$(70,708)	$(65,598)
Plus: Total interest expense	59	—	56	19	43,641	43,775
Plus: Benefit from income taxes	—	—	—	—	(2,982)	(2,982)
Plus: Depreciation and amortization	2,356	4,030	1,813	8,507	1,483	18,189
Plus: Long-term incentive compensation expenses	—	—	—	—	1,003	1,003
Plus: Operations restructuring costs	—	—	—	4,655	—	4,655
Plus: Corporate restructuring and restatement costs	—	—	—	—	10,824	10,824
Adjusted EBITDA(1)	$16,377	$18,291	$(10,614)	$2,551	$(16,739)	$9,866

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as EBITDA excluding impairment and other non-cash gains and losses, other long-term incentive compensation expenses, loss on debt restructuring, settlements of contingent purchase obligations, operations restructuring costs, and corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations. We use Adjusted EBITDA as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe Adjusted EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of Adjusted EBITDA eliminates the effects of financing, income taxes, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. Although our management uses Adjusted EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
(2) Operations restructuring costs of $4.7 million are included in other operating expenses within the TL segment. See Note 14 to our condensed consolidated financial statements for additional information.

A summary of operating statistics for our LTL segment for the three and six months ended June 30 is shown below:

(In thousands, except for statistics)	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Revenue	$117,076	$117,164	(0.1)%	$219,898	$230,289	(4.5)%
Less: Backhaul Revenue	774	3,133		1,803	3,133
Less: Eliminations	(71)	(69)		(140)	(146)
Adjusted Revenue(1)	$116,373	$114,100	2.0%	$218,235	$227,302	(4.0%)

Adjusted Revenue excluding fuel(1)	101,727	98,397	3.4%	191,027	196,735	(2.9%)

Adjusted Revenue per hundredweight (incl. fuel)	$21.53	$21.03	2.4%	$21.49	$21.00	2.3%
Adjusted Revenue per hundredweight (excl. fuel)	$18.82	$18.13	3.8%	$18.81	$18.17	3.5%
Adjusted Revenue per shipment (incl. fuel)	$248.06	$240.77	3.0%	$247.22	$236.54	4.5%
Adjusted Revenue per shipment (excl. fuel)	$216.84	$207.63	4.4%	$216.40	$204.73	5.7%
Weight per shipment (lbs.)	1,152	1,145	0.6%	1,150	1,127	2.0%
Shipments per day	7,330	7,405	(1.0)%	6,951	7,507	(7.4%)
(1) Our management uses Adjusted Revenue and Adjusted Revenue excluding fuel to calculate the above statistics as they believe it is a more useful measure to investors since backhaul revenue and eliminations are not included in our LTL standard pricing model, which is based on weights and shipments.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Consolidated Results
Consolidated revenues decreased to $480.7 million in the second quarter of 2019 compared to $558.0 million in the second quarter of 2018. Lower revenues in all of our segments contributed to the decrease.
Our consolidated operating loss was $137.8 million in the second quarter of 2019 compared to $11.4 million in the second quarter of 2018. Lower consolidated operating results in the second quarter of 2019 were attributable to a decrease in operating results within all of our segments. Also impacting consolidated operating loss in the second quarter of 2019 were impairment charges of $108.3 million. Included in the impairment charges were goodwill impairment charges of $92.9 million and an intangible asset impairment charge of $1.9 million within our TL segment. These impairment charges are discussed in further detail within Critical Accounting Policies and Estimates later in this discussion. We also recorded an asset impairment charge of $0.5 million related to assets held for sale in our TL segment and software impairment charges of $13.0 million associated with the abandonment of current software development in favor of alternative customized software solutions.
Our consolidated net loss was $141.9 million in the second quarter of 2019 compared to $42.0 million in the second quarter of 2018. In addition to the explanations provided above for our consolidated operating loss, our consolidated net loss in the second quarter of 2019 was impacted by a decrease in interest expense.
Interest expense decreased to $4.6 million during the second quarter of 2019 from $34.2 million during the second quarter of 2018, primarily due to the absence of interest on the preferred stock (which was fully redeemed in the first quarter of 2019 after completion of the rights offering), partially offset by higher interest expense from finance leases.
The benefit from income taxes was $0.5 million for the second quarter of 2019 compared to $3.7 million for the second quarter of 2018. The effective tax rate was 0.4% during the second quarter of 2019 and 8.0% during the second quarter of 2018. The effective tax rate varies from the federal statutory rate of 21.0% primarily due to adjustments to the valuation allowance for deferred tax assets, adjustments for permanent differences, and state income taxes. The federal tax benefit for 2019 was entirely offset by adjustments to the valuation allowance. Significant permanent differences include the non-deductible portion of the goodwill impairment charge in 2019 and non-deductible interest expense associated with our preferred stock in 2018. The state tax benefit for both years was partially offset by adjustments to the valuation allowance.
The rest of our discussion will focus on the operating results of our four segments:
Ascent Global Logistics
Operating results in our Ascent segment declined as operating income was $5.9 million in the second quarter of 2019 compared to $7.3 million in the second quarter of 2018. Ascent revenues decreased $14.5 million and purchased transportation decreased $13.7 million primarily attributable to lower volumes and rates in our domestic freight management business, partially offset by improvements in our international freight forwarding (expanded volumes at new and existing customers) and our retail consolidation business (growth from new and existing customers). Ascent personnel and related benefits increased $1.0 million. Other operating expenses decreased $0.8 million primarily due to our focus on overall cost management.
Active On-Demand
Operating results in our Active On-Demand segment declined to an operating loss of $2.6 million in the second quarter of 2019 compared to operating income of $7.8 million in the second quarter of 2018. Active On-Demand revenues decreased $63.3 million and purchased transportation decreased $53.2 million primarily attributable to lower market demand for both air and ground expedite, which negatively impacted volumes and rates.
Less-than-Truckload
Operating results in our LTL segment declined to an operating loss of $4.4 million in the second quarter of 2019 compared to an operating loss of $3.7 million in the second quarter of 2018. LTL revenues were flat quarter over quarter, however, excluding backhaul and fuel surcharge revenue, revenues increased 3.4%. Purchased transportation decreased $1.5 million driven by lower pickup and delivery costs as well as lower purchased power and improved planning and efficiency. LTL personnel and related benefits increased $1.3 million, while other operating expenses increased $0.6 million. The increase in LTL other operating expenses was primarily due to higher equipment repair and maintenance costs of $1.7 million, partially offset by lower bad debt expense.
Truckload
Operating results in our TL segment declined to an operating loss of $103.5 million in the second quarter of 2019 compared to an operating loss of $8.6 million in the second quarter of 2018. TL operating results for the second quarter of 2019 were negatively impacted by the previously mentioned impairment charges of $95.3 million. TL operating results for the second quarter of 2018 included operations restructuring costs of $4.7 million related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets held-for-sale to fair market value in our temperature controlled and intermodal businesses. TL revenues decreased $4.3 million while purchased transportation costs increased $1.2 million. The decline in TL revenues was primarily attributable to revenue declines at our temperature controlled and intermodal businesses, partially offset by higher revenues in our dry van business. TL depreciation expense increased $2.8 million due to higher property and equipment balances attributable to finance leases. TL personnel and related benefits decreased $0.5 million, while other operating expenses decreased $8.3 million. The decrease in TL operating expenses was primarily due to the previously mentioned operations restructuring costs of $4.7 million that impacted the second quarter of 2018. Also contributing to lower operating expenses was lower equipment operating lease costs of $2.6 million and lower fuel costs of $2.1 million.
Other Operating Expenses
Other operating expenses that were not allocated to our Ascent, Active On-Demand, LTL or TL segments were flat as we incurred $7.2 million in the second quarter of 2019 compared to $7.2 million in the second quarter of 2018. Restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring were $3.2 million and $3.9 million in the second quarter of 2019 and 2018, respectively. Also impacting other operating expenses was higher rental income from equipment leased to ICs, partially offset by higher insurance costs and higher legal settlements.
Additionally, software impairment charges of $13.0 million in the second quarter of 2019 associated with the abandonment of current software development in favor of alternative customized software solutions were not allocated to our segments.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Consolidated Results
Consolidated revenues decreased to $987.8 million in the first half of 2019 compared to $1,128.0 million in the first half of 2018. Lower revenues in all of our segments contributed to the decrease.
Our consolidated operating loss was $158.6 million in the first half of 2019 compared to $24.8 million in the first half of 2018. Lower consolidated operating results in the first half of 2019 were attributable to a decrease in operating results within our TL, Active On-Demand and Ascent segments, partially offset by improved operating results in our LTL segment. Also impacting consolidated operating loss in the first half of 2019 were impairment charges of $109.1 million. Included in the impairment charges were goodwill impairment charges of $92.9 million and an intangible asset impairment charge of $1.9 million within our TL segment. These impairment charges are discussed in further detail within Critical Accounting Policies and Estimates later in this discussion. We also recorded an asset impairment charge of $0.5 million related to assets held for sale in our TL segment and software impairment charges of $13.8 million associated with the abandonment of current software development in favor of alternative customized software solutions.
Our consolidated net loss was $168.9 million in the first half of 2019 compared to $65.6 million in the first half of 2018. In addition to the explanations provided above for our consolidated operating loss, our consolidated net loss in the first half of 2019 was impacted by a decrease in interest expense, partially offset by a loss on debt restructuring of $2.3 million.
Interest expense decreased to $8.5 million during the first half of 2019 from $43.8 million during the first half of 2018, primarily due to the waiver of interest on the preferred stock until it was fully redeemed in the first quarter of 2019 after completion of the rights offering, partially offset by higher interest expense from finance leases.
The benefit from income taxes was $0.5 million for the first half of 2019 compared to $3.0 million for the first half of 2018. The effective tax rate was 0.3% during the first half of 2019 and 4.3% during the first half of 2018. The effective tax rate varies from the federal statutory rate of 21.0% primarily due to adjustments to the valuation allowance for deferred tax assets, adjustments for permanent differences, and state income taxes. The federal tax benefit for 2019 was entirely offset by adjustments to the valuation allowance. Significant permanent differences include the non-deductible portion of the goodwill impairment charge in 2019 and non-deductible interest expense associated with our preferred stock in 2018. The state tax benefit for both years was partially offset by adjustments to the valuation allowance.
The rest of our discussion will focus on the operating results of our four segments:
Ascent Global Logistics
Operating results in our Ascent segment declined as operating income was $11.3 million in the first half of 2019 compared to $14.0 million in the first half of 2018. Ascent revenues decreased $17.7 million and purchased transportation decreased $16.7 million primarily attributable to lower volumes and rates in our domestic freight management business, partially offset by improvements in our international freight forwarding (expanded volumes at new and existing customers) and our retail consolidation business (growth from new and existing customers). Ascent personnel and related benefits increased $2.6 million. Other operating expenses decreased $1.8 million primarily due to our focus on overall cost management.
Active On-Demand
Operating results in our Active On-Demand segment declined as operating income was $0.6 million in the first half of 2019 compared to $14.3 million in the first half of 2018. Active On-Demand revenues decreased $115.3 million and purchased transportation decreased $103.6 million, attributable to lower market demand for both air and ground expedite, which negatively impacted volumes and rates. Also impacting revenue was a reduced capture rate on our fleets due to reduced aircraft availability. Active On-Demand personnel and related benefits increased $1.4 million and other operating expenses increased $0.5 million primarily due to higher aircraft maintenance costs.
Less-than-Truckload
Operating results in our LTL segment improved to an operating loss of $10.3 million in the first half of 2019 compared to an operating loss of $12.4 million in the first half of 2018. LTL revenues decreased $10.4 million due to a decrease in shipping volumes related to a reduction in selected service areas in order to reduce unprofitable freight. Purchased transportation decreased $11.9 million driven by lower volumes and lower pickup and delivery costs as well as lower purchased power and improved planning and efficiency, which positively impacted linehaul expense. LTL personnel and related benefits increased $0.7 million, while other operating expenses decreased $1.3 million. The decrease in LTL other operating expenses was primarily due to our focus on overall cost management.
Truckload
Operating results in our TL segment declined to an operating loss of $110.4 million in the first half of 2019 compared to an operating loss of $10.6 million in the first half of 2018. TL operating results for the first half of 2019 were negatively impacted by the previously mentioned impairment charges of $95.3 million. TL operating results for the first half of 2018 included the previously mentioned operations restructuring costs of $4.7 million. TL revenues decreased $11.8 million while purchased transportation costs decreased $3.3 million. The decline in TL revenues was primarily attributable to revenue declines at our temperature controlled and intermodal businesses. TL depreciation expense increased $7.6 million due to higher property and equipment balances attributable to finance leases. TL personnel and related benefits decreased $0.1 million, while other operating expenses decreased $11.5 million. The decrease in TL operating expenses was primarily due to the previously mentioned operations restructuring costs of $4.7 million that impacted the first half of 2018. Also contributing to lower operating expenses was lower equipment operating lease costs of $4.4 million and lower fuel costs of $3.2 million.
Other Operating Expenses
Other operating expenses that were not allocated to our Ascent, Active On-Demand, LTL or TL segments decreased to $13.8 million in the first half of 2019 compared to $16.0 million in the first half of 2018 primarily due to lower restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring of $6.7 million and $10.8 million in the first half of 2019 and 2018, respectively. Also contributing to the decrease was higher rental income from equipment leased to ICs, partially offset by higher insurance costs and higher legal settlements.
Additionally, software impairment charges of $13.8 million in the first half of 2019 associated with the abandonment of current software development in favor of alternative customized software solutions were not allocated to our segments.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our credit facilities, the issuance of common stock, the issuance of preferred stock, and cash flows from operations. Our primary cash needs are and have been to fund normal working capital requirements, repay our indebtedness, and finance capital expenditures. As of June 30, 2019, we had $4.9 million in cash and cash equivalents. Our ability to access our cash may be limited from time to time if doing so would result in a default under our credit facilities. As we have experienced negative operating cash flows, we may also decide to divest business units; issue new equity or debt, in private or public offerings; or obtain other financial support to to further reduce our indebtedness and/or reinvest in our business, finance acquisitions, strengthen our balance sheet, reduce our cost of capital, or fund capital expenditures.
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
The preferred stock was mandatorily redeemable and, as such, was presented as a liability on the condensed consolidated balance sheets. At each preferred stock dividend payment date, we had the option to pay the accrued dividends in cash or to defer them. Deferred dividends earned dividend income consistent with the underlying shares of preferred stock. We elected to measure the value of the preferred stock using the fair value method. Under the fair value method, issuance costs were expensed as incurred. The fair value of the preferred stock increased by $31.6 million and $37.7 million during the three and six months ended June 30, 2018, respectively, which was reflected in interest expense - preferred stock.
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
ABL Credit Facility
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
On August 2, 2019, we and our direct and indirect domestic subsidiaries entered into the ABL Facility Amendment. Pursuant to the ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, add Acceptable Letters of Credit (as defined in the ABL Facility Amendment) to the Borrowing Base (as defined in the ABL Credit Facility as amended by the ABL Facility Amendment).
Term Loan Credit Facility
On February 28, 2019, we and our direct and indirect domestic subsidiaries entered into the Term Loan Credit Facility. The Term Loan Credit Facility consists of an approximately $61.1 million term loan facility, consisting of (i) approximately $40.3 million of Tranche A Term Loans (as defined in the Term Loan Credit Facility), (ii) approximately $2.5 million of Tranche A FILO Term Loans (as defined in the Term Loan Credit Facility), (iii) approximately $8.3 million of Tranche B Term Loans (as defined in the Term Loan Credit Facility), and (iv) a $10.0 million asset-based facility available to finance future capital expenditures. We initially borrowed $51.1 million under the Term Loan Credit Facility and used the proceeds for working capital purposes and to repay our Prior ABL Facility. The Term Loan Credit Facility matures on February 28, 2024.
On August 2, 2019, we and our direct and indirect domestic subsidiaries entered into the Term Loan Facility Amendment. Pursuant to the Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things: (i) defer the September 1, 2019 quarterly amortization payments otherwise due thereunder to December 1, 2019, and (ii) provide that CapX Loans (as defined in the Term Loan Credit Facility) shall not be available during the period commencing on August 2, 2019 and continuing until payment of the December 1, 2019 quarterly amortization payments.
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

Fee Letter
On August 2, 2019, we entered into the Fee Letter. Pursuant to the Fee Letter, Elliott agreed to arrange for Letters of Credit in an aggregate face amount of $20 million to support our obligations under our ABL Credit Facility. As consideration for Elliott providing the Letters of Credit, we agreed to (i) pay Elliott a fee on the LC Amount, accruing from the date of issuance through the date of expiration (or if drawn, the date of reimbursement by us of the LC Amount to Elliott), at a rate equal to the LIBOR Rate (as defined in the ABL Credit Facility) plus 7.50%, which will be payable in kind by adding the amount then due to the then outstanding LC Amount, and (ii) reimburse Elliott for any draw on the Letters of Credit, including the amount of such draw and any taxes, fees, charges, or other costs or expenses reasonably incurred by Elliot in connection with such draw, promptly after receipt of notice of any such drawing under the Letters of Credit, in each case subject to the terms and conditions of the Fee Letter.
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
On October 12, 2018, we received a notice from the NYSE that we had fallen below the NYSE’s continued listing standard related to price criteria for common stock, which requires the average closing price of our common stock to equal at least $1.00 per share over a 30 consecutive trading day period. The NYSE notification did not affect our business operations or our SEC reporting requirements. As a result of the Company's 1-for- 25 Reverse Stock Split that took effect on April 4, 2019, we received a notice from the NYSE on April 12, 2019 that a calculation of our average stock price for the 30-trading days ended April 12, 2019, indicated that our stock price was above the NYSE's minimum requirements of $1.00 based on a 30-trading day average. Accordingly, we are now in compliance with the $1.00 continued listed criterion.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(19,546)	$(906)
Investing activities	(11,161)	(10,464)
Financing activities	24,424	21,306
Net change in cash and cash equivalents	$(6,283)	$9,936
Cash Flows from Operating Activities
Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $168.9 million of net loss and the $19.5 million of cash used in operating activities during the six months ended June 30, 2019 was primarily attributable to $109.1 million of non-cash impairment charges, $30.7 million of depreciation and amortization expense, $4.7 million of share-based compensation expense and a loss on debt restructuring of $2.3 million with the remainder attributable to changes in working capital.
The difference between our $65.6 million of net loss and the $0.9 million of cash used in operating activities during the six months ended June 30, 2018 was primarily attributable to the change in the value of our preferred stock of $37.7 million and $18.6 million of depreciation and amortization expense, with the remainder attributable to changes in working capital.

Cash Flows from Investing Activities
Cash used in investing activities was $11.2 million during the six months ended June 30, 2019, which was attributable to $13.0 million of capital expenditures used to support our operations, partially offset by the proceeds from the sale of equipment of $1.9 million. We expect total capital expenditures to be in a range of $95 to $105 million, excluding conversions of operating leases to finance leases. A majority of our 2019 capital expenditures are expected to be funded with finance leases as opposed to up-front cash, however, we expect to spend approximately $20 million of cash in 2019.
Cash used in investing activities was $10.5 million during the six months ended June 30, 2018, which was attributable to $11.4 million of capital expenditures used to support our operations, partially offset by the proceeds from the sale of equipment of $0.9 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $24.4 million during the six months ended June 30, 2019, which primarily reflects the issuance of common stock from the rights offering of $450.0 million, partially offset by the repayments of the preferred stock and related accrued and unpaid dividends of $402.9 million, common stock issuance costs of $10.5 million, payments on insurance premium financing of $10.0 million, a reduction in borrowings of $9.7 million, and payments on finance lease obligations of $9.1 million.
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
Leases
In accordance with the adoption of the new accounting standard for Leases (Topic 842), we have revised our accounting policy for leases. We determine whether a contract qualifies as a lease at inception and whether the lease meets the classification criteria of an operating or finance lease. For operating leases, we record a lease liability and corresponding right-of-use asset at the lease commencement date and are valued at the estimated present value of the lease payments over the lease term. We use our collateralized incremental borrowing rate at the lease commencement date in determining the present value of the lease payments. Finance leases are included within property and equipment. We do not recognize leases with an original lease term of 12 months or less on the condensed consolidated balance sheets but will disclose the related lease expense for these short-term leases. We do not separate non-lease components from lease components for leases, which results in all payments being allocated to the lease and factored into the measurement of the right-of-use asset and lease liability. We include options to extend the lease when it is reasonably certain that we will exercise that option.
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
For purposes of the impairment analysis, the fair value of our reporting units is estimated based upon an average of the market approach and the income approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates, and growth rates, among others. The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, the discount rate, terminal growth rates, and forecasts of revenue, operating income, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities, including, among others, customer relationships and property and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of our stock may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.
Prior to the change in segments, we had four reporting units for our three segments: one reporting unit for our TES segment; one reporting unit for our LTL segment; and two reporting units for our Ascent segment, which are the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit.
In connection with the change in segments, we conducted an impairment analysis as of April 1, 2019. Due to the inability of the TES businesses to meet forecast results, we determined the carrying value exceeded the fair value for the TES reporting unit. Accordingly, we recorded a goodwill impairment charge of $92.9 million which represents a write off of all the TES goodwill. Given the fact that all of the goodwill was impaired, there was no remaining TES goodwill to allocate to the TL and Active On-Demand segments. The fair value of the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit exceeded their respective carrying values by 3.1%, and 109.0%, respectively; thus no impairment was indicated for these reporting units. The goodwill balances of the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit as of June 30, 2019 were $98.5 million and $73.4 million, respectively. The LTL reporting unit had no remaining goodwill as of April 1, 2019.
The table below provides a sensitivity analysis for the Domestic and International Logistics and Warehousing & Consolidation reporting units, which shows the estimated fair value impacts related to a 50-basis point increase or decrease in the discount and long-term growth rates used in the valuation as of April 1, 2019.

Approximate Percent Change in Estimated Fair Value
	+/- 50 bps Discount Rate	+/- 50bps Growth Rate

Domestic and International Logistics reporting unit	(2.5%) / 2.5%	1.5% / (1.8%)
Warehousing & Consolidation reporting unit	(2.2%) / 2.2%	1.6% / (1.9%)
Other intangible assets recorded consisted primarily of definite lived customer relationships. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indicators of impairment were identified in connection with the operating performance of one of our business operations within the TL segment, and as a result, $1.9 million of non-cash impairment charges were recorded in the second quarter of 2019. We identified indicators of impairment with certain other business operations and performed the required impairment analysis, but no impairment was identified.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended June 30, 2019, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer and Principal Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 were still present as of June 30, 2019 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of June 30, 2019 based on a number of factors including, but not limited to, (a) substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b) internal reviews to identify material accounting errors, and (c) the remediation actions as discussed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Auto, Workers Compensation and General Liability Reserves
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million per occurrence for workers compensation. We believe we have adequate insurance to cover losses in excess of our self-insured and deductible amount. As of June 30, 2019 and December 31, 2018, we had reserves for estimated uninsured losses of $28.9 million and $26.8 million, respectively, included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
General Litigation Proceedings
Jeffrey Cox and David Chidester filed a complaint against certain of our subsidiaries in state court in California in a post-acquisition dispute. The complaint alleges contract, statutory and tort-based claims arising out of the Central Cal Agreement. The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted our motion to compel arbitration of all non-employment claims alleged in the complaint. The parties selected a settlement accountant to determine the contingent purchase obligation pursuant to the Central Cal Agreement. The settlement accountant provided a final determination that a contingent purchase obligation of $2.1 million is due to the plaintiffs. It is our position that this contingent purchase obligation is subject to offset for certain indemnification claims owed to us by the plaintiffs ranging from approximately $0.3 million to $1.0 million. Accordingly, we recorded a contingent purchase obligation liability of $1.8 million in accrued expenses and other current liabilities at December 31, 2018. In July 2019, the $2.1 million settlement was approved by the court. In light of the court order, we have offered to pay $2.2 million to the plaintiff to settle this matter. Our offer includes a reimbursement for legal fees incurred by the plaintiff. As such, the Company recorded an adjustment of $0.4 million in the second quarter of 2019 to increase its contingent purchase obligation to $2.2 million, which is recorded in accrued expenses and other current liabilities at June 30, 2019. In July 2019, we paid the plaintiffs the $2.1 million settlement amount. We intend to pursue indemnification and other claims as it relates to the Central Cal Matter and other related matters involving these plaintiffs. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. The parties are proceeding with discovery and the consolidated case is currently set for trial on November 5, 2019.
We received a letter dated April 17, 2018 from legal counsel representing Warren Communications News, Inc. (“Warren”) in which Warren made certain allegations against us of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). Specifically, Warren alleged that an employee of ours had, for several years, forwarded that electronic newsletter to third parties in violation of corresponding subscription agreements. On June 14, 2019, the parties reached a settlement agreement and release to resolve any and all concerns between the parties, voluntarily and without admission of liability and the settlement amount was paid by us in July 2019.
In addition to the legal proceeding described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. We paid approximately $9.2 million relating to these settlements during the six months ended June 30, 2019. As of June 30, 2019 and December 31, 2018, we have a liability for settlements, litigation, and defense costs related to these labor matters and the Warren Matter of $2.2 million and $10.8 million, respectively, which are recorded in accrued expenses and other current liabilities on the consolidated balance sheets.
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
Securities Litigation Proceedings
In 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against us and our former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed the CAC on behalf of a class of persons who purchased our common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC alleges (i) we and Messrs. DiBlasi and Armbruster violated Section 10(b) of the Exchange Act and Rule 10b-5, and (ii) Messrs. DiBlasi and Armbruster, our former Chairman Scott Rued, HCI Equity Partners, L.L.C., and HCI Equity Management, L.P. violated Section 20(a) of the Exchange Act, by making or causing to be made materially false or misleading statements, or failing to disclose material facts, regarding (a) the accuracy of our financial statements; (b) our true earnings and expenses; (c) the effectiveness of our disclosure controls and controls over financial reporting; (d) the true nature and depth of financial risk associated with our tractor lease guaranty program; (e) our leverage ratios and compliance with our credit facilities; and (f) the value of the goodwill we carried on our balance sheet. The CAC seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On November 19, 2018, the parties entered into a binding term sheet agreeing to settle the action for $20 million, $17.9 million of which will be funded by our D&O carriers ($4.8 million of which is by way of a pass through of the D&O carriers’ payment to us in connection with the settlement of the Federal Derivative Action described below). The parties are finalizing the Stipulation of Settlement. The settlement is conditioned on a settlement of the Federal Derivative Action described below, dismissal of the State Derivative Action described below, and final court approval of the settlements in this action and in the Federal Derivative Action.
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
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

We may be unable to generate sufficient cash flow from operating activities to satisfy our operational needs and to service our debt.

We may incur additional indebtedness in the future, including any additional borrowings available under the ABL Credit Facility and Term Loan Credit Facility. Additionally, we have relied on cash flow from financing activities to help finance our operational needs. The fact that a substantial portion of our cash flow has been, and could continue to be, needed to make payments on our debt could have adverse consequences, including the following:

• reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities, and other purposes;

• limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which would place us at a competitive disadvantage;

• limiting our ability to obtain additional capital; and

• increasing our vulnerability to general adverse economic and industry conditions.

Our ability to borrow any additional funds needed to operate and expand our business will depend, in part, on our ability to generate cash. Our ability to generate cash is subject to the performance of our business as well as general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future sources of capital are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition, and ability to maintain or expand our business may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future may require us to divest business units; issue new equity or debt, in private or public offerings; obtain other financial support; or delay capital expenditures.

ITEM 5.	OTHER INFORMATION

ABL Facility Amendment
On August 2, 2019, we and our direct and indirect domestic subsidiaries entered into a First Amendment to Credit Agreement (the “ABL Facility Amendment”) with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender, Wells Fargo Bank, National Association and Bank of America, National Association, as Lenders, and the Joint Lead Arrangers and Joint Book Runners party thereto with respect to our Credit Agreement, dated as of February 28, 2019 (the “ABL Credit Facility”). Pursuant to the ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, add Acceptable Letters of Credit (as defined in the ABL Facility Amendment) to the Borrowing Base (as defined in the ABL Credit Facility as amended by the ABL Facility Amendment).
The foregoing description of the terms of the ABL Facility Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the ABL Facility Amendment, a copy of which is attached hereto as Exhibit 10.52(A).

Term Loan Facility Amendment
On August 2, 2019, we and our direct and indirect domestic subsidiaries entered into a First Amendment to Credit Agreement (the “Term Loan Facility Amendment”) with BMO Harris Bank N.A., as Administrative Agent and Lender, Elliott, as Lenders, and BMO Capital Markets Corp., as Lead Arranger and Book Runner, with respect to our Credit Agreement, dated as of February 28, 2019 (the “Term Loan Credit Facility”). Pursuant to the Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things: (i) defer the September 1, 2019 quarterly amortization payments otherwise due thereunder to December 1, 2019, and (ii) provide that CapX Loans (as defined in the Term Loan Credit Facility) shall not be available during the period commencing on August 2, 2019 and continuing until payment of the December 1, 2019 quarterly amortization payments.
The foregoing description of the terms of the Term Loan Facility Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Term Loan Facility Amendment, a copy of which is attached hereto as Exhibit 10.53(A).

Fee Letter
On August 2, 2019, we entered into a letter agreement (the “Fee Letter”) with Elliott Associates, L.P. and Elliott International, L.P. Pursuant to the Fee Letter, Elliott agreed to arrange for standby letters of credit (“Letters of Credit”) in an aggregate face amount of $20 million (the “Face Amount”) to support our obligations under our ABL Credit Facility. As consideration for Elliott providing the Letters of Credit, we agreed to (i) pay Elliott a fee (the “Letter of Credit Fee”) on the LC Amount (as hereafter defined), accruing from the date of issuance through the date of expiration (or if drawn, the date of reimbursement by us of the LC Amount to Elliott), at a rate equal to the LIBOR Rate (as defined in the ABL Credit Facility) plus 7.50%, which will be payable in kind by adding the amount then due to the then outstanding LC Amount, and (ii) reimburse Elliott for any draw on the Letters of Credit, including the amount of such draw and any taxes, fees, charges, or other costs or expenses reasonably incurred by Elliot in connection with such draw, promptly after receipt of notice of any such drawing under the Letters of Credit, in each case subject to the terms and conditions of the Fee Letter. "LC Amount" means the Face Amount, as increased by the amount of payment in kind Letter of Credit Fee added to such amount on the last day of each interest period.
The foregoing description of the terms of the Fee Letter does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Fee Letter, a copy of which is attached hereto as Exhibit 10.58.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Roadrunner Transportation Systems, Inc., filed with the Secretary of State of the State of Delaware on April 4, 2019 (1)

10.52(A)+
First Amendment to Credit Agreement, entered into as of August 2, 2019, among Roadrunner Transportation Systems, Inc., the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto

10.53(A)+
First Amendment to Credit Agreement, entered into as of August 2, 2019, among Roadrunner Transportation Systems, Inc., the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto

10.57*+	Form of Performance Restricted Stock Unit Agreement

10.58+	Fee Letter, entered into as of August 2, 2019, among Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Elliott International, L.P.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2019.

* Indicates management contract or compensation plan or agreement
+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: August 6, 2019	By:	/s/ Terence R. Rogers
Terence R. Rogers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)