Form 10-Q
period 2019-09-30
Roadrunner Transportation Systems, Inc.
filed 2019-11-12
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, there were outstanding 37,641,744 shares of the registrant’s Common Stock, par value $.01 per share.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,825	$11,179
Accounts receivable, net of allowances of $8,186 and $9,980, respectively	223,966	274,843
Income tax receivable	2,275	3,910
Prepaid expenses and other current assets	70,471	61,106
Total current assets	302,537	351,038
Property and equipment, net of accumulated depreciation of $161,815 and $130,077, respectively	201,077	188,706
Other assets:
Operating lease right-of-use asset	115,385	—
Goodwill	137,372	264,826
Intangible assets, net	30,994	42,526
Other noncurrent assets	5,839	6,361
Total other assets	289,590	313,713
Total assets	$793,204	$853,457
LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
Current liabilities:
Current maturities of debt	$2,558	$13,171
Current maturities of indebtedness to related party	9,141	—
Current finance lease liability	22,598	13,229
Current operating lease liability	35,924	—
Accounts payable	128,998	160,242
Accrued expenses and other current liabilities	117,565	110,943
Total current liabilities	316,784	297,585
Deferred tax liabilities	2,621	3,953
Other long-term liabilities	3,558	7,857
Long-term finance lease liability	69,743	37,737
Long-term operating lease liability	90,327	—
Long-term debt, net of current maturities	152,052	155,596
Long-term indebtedness to related party	31,265	—
Preferred stock	—	402,884
Total liabilities	666,350	905,612
Commitments and contingencies (Note 12)
Stockholders’ investment (deficit):
Common stock $.01 par value; 44,000 and 4,200 shares authorized, respectively; 37,642 and 1,556 shares issued and outstanding, respectively	376	16
Additional paid-in capital	850,591	405,243
Retained deficit	(724,113)	(457,414)
Total stockholders’ investment (deficit)	126,854	(52,155)
Total liabilities and stockholders’ investment (deficit)	$793,204	$853,457
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$459,147	$536,584	$1,446,983	$1,664,594
Operating expenses:
Purchased transportation costs	306,362	365,678	966,922	1,146,713
Personnel and related benefits	80,161	78,118	241,062	229,843
Other operating expenses	96,884	93,995	282,437	291,206
Depreciation and amortization	15,471	9,614	45,801	27,803
Operations restructuring costs	13,426	—	13,426	4,655
Impairment charges	39,668	—	148,777	—
Total operating expenses	551,972	547,405	1,698,425	1,700,220
Operating loss	(92,825)	(10,821)	(251,442)	(35,626)
Interest expense:
Interest expense - preferred stock	—	32,847	—	71,571
Interest expense - debt	5,480	2,951	13,994	8,002
Total interest expense	5,480	35,798	13,994	79,573
Loss on debt restructuring	—	—	2,270	—
Loss before income taxes	(98,305)	(46,619)	(267,706)	(115,199)
Benefit from income taxes	(554)	(5,058)	(1,007)	(8,040)
Net loss	$(97,751)	$(41,561)	$(266,699)	$(107,159)
Loss per share:
Basic	$(2.60)	$(26.99)	$(8.83)	$(69.58)
Diluted	$(2.60)	$(26.99)	$(8.83)	$(69.58)
Weighted average common stock outstanding:
Basic	37,639	1,540	30,216	1,540
Diluted	37,639	1,540	30,216	1,540
See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (DEFICIT)
(Unaudited)

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders' Investment (Deficit)

BALANCE, December 31, 2018	1,555,868	$16	$405,243	$(457,414)	$(52,155)
Issuance of restricted stock units, net of taxes paid	5,664	—	(8)	—	(8)
Issuance of common stock	36,000,000	360	449,640	—	450,000
Common stock issuance costs	—	—	(11,985)	—	(11,985)
Share-based compensation	—	—	1,599	—	1,599
Net loss	—	—	—	(26,999)	(26,999)
BALANCE, March 31, 2019	37,561,532	$376	$844,489	$(484,413)	$360,452
Issuance of restricted stock units, net of taxes paid	75,590	—	(175)	—	(175)
Share-based compensation	—	—	3,069	—	3,069
Net loss	—	—	—	(141,949)	(141,949)
BALANCE, June 30, 2019	37,637,122	$376	$847,383	$(626,362)	$221,397
Issuance of restricted stock units, net of taxes paid	4,622	—	—	—	—
Share-based compensation	—	—	3,208	—	3,208
Net loss	—	—	—	(97,751)	(97,751)
BALANCE, September 30, 2019	37,641,744	$376	$850,591	$(724,113)	$126,854

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders' Investment (Deficit)

BALANCE, December 31, 2017	1,536,925	$15	$403,535	$(292,703)	$110,847
Issuance of restricted stock units, net of taxes paid	3,272	—	(75)	—	(75)
Share-based compensation	—	—	523	—	523
Cumulative effect of change in accounting principle	—	—	—	886	886
Net loss	—	—	—	(23,643)	(23,643)
BALANCE, March 31, 2018	1,540,197	$15	$403,983	$(315,460)	$88,538
Issuance of restricted stock units, net of taxes paid	93	—	(1)	—	(1)
Share-based compensation	—	—	372	—	372
Net loss	—	—	—	(41,955)	(41,955)
BALANCE, June 30, 2018	1,540,290	$15	$404,354	$(357,415)	$46,954
Issuance of restricted stock units, net of taxes paid	288	—	(5)	—	(5)
Share-based compensation	—	—	497	—	497
Net loss	—	—	—	(41,561)	(41,561)
BALANCE, September 30, 2018	1,540,578	$15	$404,846	$(398,976)	$5,885

See accompanying notes to unaudited condensed consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(266,699)	$(107,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,365	28,358
Change in fair value of preferred stock	—	70,451
Amortization of preferred stock issuance costs	—	1,120
Loss on disposal of property and equipment	516	1,853
Share-based compensation	7,876	1,392
Loss on debt restructuring	2,270	—
Provision for bad debts	2,932	2,275
Deferred tax benefit	(1,332)	(9,041)
Impairment charges	158,923	—
Changes in:
Accounts receivable	47,945	34,556
Income tax receivable	1,635	3,557
Prepaid expenses and other assets	20,760	(13,754)
Accounts payable	(32,835)	(12,453)
Accrued expenses and other liabilities	(31,097)	(3,138)
Net cash used in operating activities	(42,741)	(1,983)
Cash flows from investing activities:
Capital expenditures	(20,387)	(16,922)
Proceeds from sale of property and equipment	3,281	1,316
Net cash used in investing activities	(17,106)	(15,606)
Cash flows from financing activities:
Borrowings under revolving credit facilities	540,978	60,746
Payments under revolving credit facilities	(526,643)	(85,655)
Term debt borrowings	52,592	557
Term debt payments	(40,724)	(16,285)
Debt issuance costs	(2,029)	—
Payments of debt extinguishment costs	(693)	—
Proceeds from issuance of common stock	450,000	—
Common stock issuance costs	(10,514)	—
Proceeds from issuance of preferred stock	—	34,999
Preferred stock issuance costs	—	(1,120)
Preferred stock payments	(402,884)	—
Issuance of restricted stock units, net of taxes paid	(183)	(81)
Proceeds from insurance premium financing	20,735	17,782
Payments on insurance premium financing	(12,221)	(6,252)
Payments of finance lease obligation	(13,921)	(2,785)
Net cash provided by financing activities	54,493	1,906
Net decrease in cash and cash equivalents	(5,354)	(15,683)
Cash and cash equivalents:
Beginning of period	11,179	25,702
End of period	$5,825	$10,019

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
(In thousands)	September 30,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$12,933	$7,436
Cash refunds from income taxes, net	$(857)	$(1,329)
Non-cash finance leases and other obligations to acquire assets	$55,742	$23,233
Capital expenditures, not yet paid	$2,219	$1,877
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
The Company's performance obligation represents the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unbilled amounts and accrued freight costs for freight shipments in transit. As of September 30, 2019 and December 31, 2018, the Company had $14.8 million and $7.8 million of such unbilled amounts recorded in accounts receivable, respectively, and $9.9 million and $6.1 million of such accrued freight costs recorded in accounts payable, respectively. Amounts recorded to revenue and purchased transportation costs for shipments in transit are not material for the three and nine months ended September 30, 2019 and 2018.
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
Impairment Charges
The Company recorded goodwill impairment charges of $127.5 million for the nine months ended September 30, 2019, which is comprised of a goodwill impairment charge of $34.5 million within its Ascent segment for the three months ended September 30, 2019 and a goodwill impairment charge of $92.9 million within its TL segment for the three months ended June 30, 2019. See Note 2 for more information.
The Company recorded intangible asset impairment charges of $6.4 million for the nine months ended September 30, 2019, which is comprised of an intangible asset impairment charge of $4.1 million within its TL segment and an intangible asset impairment charge of $0.4 million within its LTL segment, each for the three months ended September 30, 2019, as well as an intangible asset impairment charge of $1.9 million within its TL segment for the three months ended June 30, 2019. See Note 2 for more information.
The Company recorded asset impairment charges related to fleet of $1.1 million for the nine months ended September 30, 2019, which is comprised of asset impairment charges of $0.6 million for the three months ended September 30, 2019 related to finance lease assets in its LTL segment. The remaining $0.5 million of asset impairment charges relates to the reassessment of the carrying value of assets held for sale. In the fourth quarter of 2018, the Company recorded an asset impairment charge of $1.6 million related to tractors that were classified as "held for sale" within its TL segment. The fair value less cost to sell the long-lived assets is required to be assessed each reporting period they remain classified as held for sale. In the second quarter of 2019, the Company reassessed the carrying value of the remaining assets held for sale as of June 30, 2019 and recorded an additional asset impairment charge of $0.5 million for the three months ended June 30, 2019. The Company reassessed the carrying value of the remaining assets held for sale as of September 30, 2019 and no additional impairment charge was recorded for these assets.
The Company recorded asset impairment charges related to software of $13.8 million, which was recorded at Corporate as a reduction to property, plant and equipment, net for the nine months ended September 30, 2019. The Company recorded $13.0 million for the three months ended June 30, 2019 at Corporate as a reduction to property, plant and equipment, net related to software development that is being abandoned. The impairment costs are associated with the abandonment of current software development in favor of alternative customized software solutions. The Company also recorded an asset impairment charge of $0.8 million in the first quarter of 2019 related to software that is no longer useful following the integration of Ascent’s domestic freight management operations.
Liquidity
The Company’s primary cash needs are and have been to fund its operations, normal working capital requirements, repay its indebtedness, and finance capital expenditures. The Company has taken a number of actions to continue to support its operations and meet its obligations in light of the incurred losses and negative cash flows experienced over the past several years.
The Company completed various financing transactions in the first nine months of 2019, including the February 2019 closing of the $200 million ABL Credit Facility and the completion of the $61.1 million Term Loan Credit Facility, both maturing on February 28, 2024. In August 2019, the Company entered into a Fee Letter with entities affiliated with Elliott Management Corporation (“Elliott”) to arrange for Letters of Credit in an aggregate Face Amount of $20 million to support the Company's obligations under the ABL Credit Facility. The Face Amount was subsequently increased to $30 million later in August 2019. In September 2019, the Company issued Revolving Notes to entities affiliated with Elliott. Pursuant to the Revolving Notes, the Company may borrow from time to time up to $20 million from Elliott on a revolving basis. See Note 4 for the definitions of the capitalized terms used in this paragraph and for further discussion of these financing transactions.
The Company also completed various financing transactions subsequent to the date of the financial statements. On October 21, 2019, the Company entered into the Second Fee Letter Amendment with Elliott with respect to the Fee Letter to increase the Face Amount from $30 million to $45 million. On November 5, 2019, the Company entered into amendments to the ABL Credit Facility and the Term Loan Credit Facility which enabled the Company to enter into the Third Lien Credit Facility with Elliott Associates, L.P. and Elliott International, L.P, as Lenders, and U.S. Bank National Association, as Administrative Agent. The Third Lien Credit Facility allows the Company to request, subject to approval by the Lenders, additional financing up to $100 million and matures on August 24, 2026. The Company is using the initial $20 million Term Loan Commitment under the Third Lien Credit Facility to refinance its Revolving Notes. Additionally, on November 5, 2019, the Company announced the sale of its Roadrunner Intermodal Services business to Universal Logistics Holdings, Inc. for $51.25 million in cash, subject to customary purchase price and working capital adjustments. See Note 16 for the definitions of the capitalized terms used in this paragraph and for further discussion of these subsequent events.
The Company expects to utilize the financing available under the Third Lien Credit Facility, subject to approval by the Lenders, to satisfy its liquidity needs. The Company believes that this action is probable of occurring and mitigates the liquidity risk raised by its historical operating results, and satisfies its estimated liquidity needs during the next 12 months from the issuance of the financial statements.
If the Company continues to experience operating losses, and is not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, then its liquidity needs may exceed availability and the Company might need to secure additional sources of funds, which may or may not be available. Additionally, a failure to generate additional liquidity could negatively impact the Company’s ability to perform the services important to the operation of its business.
New Accounting Pronouncements
In June 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which adds a current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. Receivables that result from revenue transactions under ASC 606 are subject to the CECL model which will require an evaluation at contract inception to determine whether there is an expected credit loss. The Company will adopt this new model update effective January 1, 2020, and is still in the process of evaluating the impact it may have on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which is effective for the Company in 2020. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its condensed consolidated financial statements.
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
After the change in segments, the Company has five reporting units for its four segments: one reporting unit for its TL segment; one reporting unit for its LTL segment; one reporting unit for its Active On-Demand segment; and two reporting units for its Ascent segment, which are the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit. The Company conducts its goodwill impairment analysis for each of its five reporting units as of July 1 of each year. Since the forecasted results of the Domestic and International Logistics businesses indicate that the carrying value of the goodwill is not recoverable, the Company recorded a goodwill impairment charge of $34.5 million for the three months ended September 30, 2019. After the impairment charge, the Domestic and International Logistics reporting unit has remaining goodwill of $64.0 million as of September 30, 2019. The fair value of the Warehousing & Consolidation reporting unit exceeded its respective carrying values, thus no impairment was indicated for this reporting unit. The TL, LTL, and Active On-Demand reporting units had no remaining goodwill as of July 1, 2019.
The table below provides a sensitivity analysis for the Domestic and International Logistics reporting unit, which shows the estimated fair value impacts related to a 50-basis point increase or decrease in the discount and long-term growth rates used in the valuation as of July 1, 2019.

Approximate Percent Change in Estimated Fair Value
	+/- 50 bps Discount Rate	+/- 50bps Growth Rate

Domestic and International Logistics reporting unit	(3.6%) / 2.6%	1.0% / (2.6%)
The following is a roll forward of the Company's goodwill as of September 30, 2019 by segment (in thousands):

		Active
	Ascent	On-Demand	LTL	TL	Total
Balance as of December 31, 2018	$171,900	$—	$—	$92,926	$264,826
Goodwill impairment charges	(34,528)	—	—	(92,926)	(127,454)
Balance as of September 30, 2019	$137,372	$—	$—	$—	$137,372
The following is a roll forward of the Company's accumulated goodwill impairment charges as of September 30, 2019 by segment (in thousands):

		Active
	Ascent	On-Demand	LTL	TL	Total
Balance as of December 31, 2018	$46,763	$—	$197,312	$132,408	$376,483
Goodwill impairment charges	34,528	—	—	92,926	127,454
Balance as of September 30, 2019	$81,291	$—	$197,312	$225,334	$503,937

Intangible assets consisted primarily of customer relationships acquired from business acquisitions. Intangible assets as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Ascent	$27,152	$(19,045)	$8,107	$27,152	$(17,248)	$9,904
Active On-Demand	31,547	(13,067)	18,480	31,547	(11,139)	20,408
LTL	800	(800)	—	2,498	(1,925)	573
TL	12,661	(8,254)	4,407	23,461	(11,820)	11,641
Total	$72,160	$(41,166)	$30,994	$84,658	$(42,132)	$42,526
The customer relationships intangible assets are amortized over their estimated useful lives, ranging from five to 12 years. Amortization expense was $1.6 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense was $5.1 million and $5.4 million for the nine months ended September 30, 2019 and 2018, respectively. The Company evaluates its other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indicators of impairment were identified in connection with the declining operating performance of one of the Company's businesses within the LTL segment and one of the Company's businesses within the TL segment. In both cases, the Company compared the projected cash flows over the remaining lives of the intangible asset and determined that the carrying value of the intangible assets were not recoverable. As a result, $4.5 million of non-cash impairment charges related to intangible assets were recorded for the three months ended September 30, 2019.
Estimated amortization expense for each of the next five years based on intangible assets as of September 30, 2019 is as follows (in thousands):

Remainder 2019	$1,355
2020	5,386
2021	5,223
2022	4,820
2023	4,561
Thereafter	9,649
Total	$30,994
3. Leases
The Company leases terminals, office space, trucks, trailers, and other equipment under noncancelable operating leases expiring on various dates through 2042. The Company also leases trucks, trailers, office space and other equipment under finance leases. Certain of our lease agreements for trucks, trailers and other equipment contain residual value guarantees.
Amounts recognized in the condensed consolidated balance sheets related to the Company's lease portfolio are as follows (in thousands):

September 30, 2019
Assets:
Finance lease assets, net (included in property and equipment)	$88,053
Operating lease right-of-use asset	115,385
Total lease assets	$203,438
Liabilities:
Current finance lease liability	$22,598
Current operating lease liability	35,924
Long-term finance lease liability	69,743
Long-term operating lease liability	90,327
Total lease liabilities	$218,592

Amounts recognized in the condensed consolidated income statement related to the Company's lease portfolio for the three and nine months ended September 30, 2019 are as follows (in thousands):

		Three months ended	Nine months ended
Lease component	Classification	September 30, 2019	September 30, 2019

Rent expense - operating leases	Other operating expenses	$15,503	$49,274
Amortization of finance lease assets	Depreciation expense	$5,817	$15,019
Interest on finance lease liabilities	Interest expense	$1,571	$4,201
Rent expense for operating leases relates primarily to long-term operating leases, but also includes amounts for variable leases and short-term leases. The Company also recognized rental income of $3.3 million and $8.5 million for the three and nine months ended September 30, 2019, respectively, related to operating leases the Company entered into with its independent contractors (“IC”), of which $2.8 million and $6.9 million related to sublease income for the three and nine months ended September 30, 2019, respectively. The Company records rental income from leases as a reduction to rent expense - operating leases.
Aggregate future minimum lease payments under noncancelable operating and finance leases with an initial term in excess of one year were as follows as of September 30, 2019 (in thousands):

Year Ending:	Operating leases	Finance leases	Total
Remainder of 2019	$12,194	$8,183	$20,377
2020	40,470	27,775	68,245
2021	30,353	31,148	61,501
2022	25,853	16,138	41,991
2023	20,386	13,075	33,461
Thereafter	20,529	11,628	32,157
Total	$149,785	$107,947	$257,732
Less: Interest	(23,534)	(15,606)	(39,140)
Present value of lease liabilities	$126,251	$92,341	$218,592
Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2018 (in thousands):

Year Ending:
2019	$45,713
2020	34,920
2021	25,536
2022	21,413
2023	17,920
Thereafter	17,556
Total	$163,058

The weighted average remaining lease term and discount rate used in computing the lease liability as of September 30, 2019 were as follows:

Weighted average remaining lease term (in years)
Operating leases	4.4
Finance leases	3.9

Weighted average discount rate
Operating leases	7.3%
Finance leases	7.8%
Supplemental cash flow information related to leases for the nine months ended September 30, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$34,791
Operating cash flows for finance leases	3,928
Financing cash flows for finance leases	13,921

ROU assets added for operating leases:
Operating leases	$20,266
Lease transactions with related parties are disclosed in Note 13, Related Party Transactions.
4. Debt
Debt as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
ABL credit facility	$148,867	$—
Term loan credit facility	49,202	—
Prior ABL Facility:
Revolving credit facility	—	134,532
Term loans	—	37,333
Total debt	$198,069	$171,865
Less: Debt issuance costs and discount	(3,053)	(3,098)
Total debt, net of debt issuance costs and discount	195,016	168,767
Less: Current maturities	(11,699)	(13,171)
Total debt, net of current maturities	$183,317	$155,596
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
The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for First In, Last Out (“FILO”) Loans (as defined in the ABL Credit Facility), (ii) $20.0 million may be used for Swing Line Loans (as defined in the ABL Credit Facility), and (iii) $30.0 million may be used for letters of credit. The ABL Credit Facility provides that the revolving line of credit may be increased by up to an additional $100.0 million under certain circumstances. The Company had adjusted excess availability under the ABL Credit Facility of $29.2 million as of September 30, 2019.

Advances under the Company’s ABL Credit Facility bear interest at either: (a) the LIBOR Rate (as defined in the ABL Credit Facility), plus an applicable margin ranging from 1.50% to 2.00% for the non-FILO Loans and 2.50% to 3.00% for the FILO Loans; or (b) the Base Rate (as defined in the ABL Credit Facility), plus an applicable margin ranging from 0.50% to 1.00% for the non-FILO Loans and 1.50% to 2.00% for the FILO Loans. The Company's average annualized interest rate for the ABL Credit Facility was 5.2% for the nine months ended September 30, 2019.
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
The ABL Credit Facility contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. In addition, the ABL Credit Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The ABL Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the ABL Credit Facility to be in full force and effect, and a change of control of the Company’s business. As of September 30, 2019, the Company's excess availability had not fallen below the amount specified.
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
On September 17, 2019, the Company and its direct and indirect domestic subsidiaries entered into a Second Amendment to Credit Agreement, effective as of September 13, 2019 (the “Second ABL Facility Amendment”), with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender, Wells Fargo Bank, National Association and Bank of America, National Association, as Lenders, and the Joint Lead Arrangers and Joint Book Runners party thereto with respect to the ABL Credit Facility. Pursuant to the Second ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) extend the deadline for providing a reasonably detailed plan for achieving the Company's stated liquidity goals and objectives in connection with its go-forward business plan and strategy, and (ii) eliminate one of the exceptions to the limitation on Dispositions (as defined in the ABL Credit Facility).
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
Principal on each of the Tranche A Term Loans and the Tranche B Term Loans is due in quarterly installments based upon a 4.5-year amortization schedule (i.e. each installment is 1/18th of the original principal amount of the Tranche A Term Loans and the Tranche B Term Loans), commencing on September 1, 2019. Principal on the Tranche A FILO Term Loans is due on the maturity date of the Term Loan Credit Facility, unless earlier accelerated thereunder. Principal on each draw under the capital expenditure facility is due in quarterly installments based upon a five-year amortization schedule (i.e. each installment shall be

1/20th of the original principal amount of any capital expenditure loan), commencing on the first day of the first full fiscal quarter immediately following the making of each such capital expenditure loan. The loans under the Term Loan Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 7.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 8.50% for Tranche A FILO Term Loans; or (b) the Base Rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 6.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 7.50% for Tranche A FILO Term Loans. The Company's average annualized interest rate for the Term Loan Credit Facility was 10.5% for the nine months ended September 30, 2019.
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
On September 17, 2019, the Company and its direct and indirect domestic subsidiaries entered into a Second Amendment to Credit Agreement, effective as of September 13, 2019 (the “Second Term Loan Facility Amendment”), with BMO Harris Bank N.A., as Administrative Agent and Lender, Elliott, as Lenders, and BMO Capital Markets Corp., as Lead Arranger and Book Runner, with respect to the Term Loan Credit Facility. Pursuant to the Second Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) add a requirement to deliver a reasonably detailed plan for achieving the Company's stated liquidity goals and objectives in connection with its go-forward business plan and strategy, and (ii) eliminate one of the exceptions to the limitation on Dispositions (as defined in the Term Loan Credit Facility).
Fee Letter
On August 2, 2019, the Company entered into a fee letter with Elliott (the "Fee Letter"). Pursuant to the Fee Letter, Elliott agreed to arrange for standby letters of credit (“Letters of Credit”) in an aggregate face amount of $20 million (the “Face Amount”) to support the Company's obligations under the ABL Credit Facility. As consideration for Elliott providing the Letters of Credit, the Company agreed to (i) pay Elliott a fee (the “Letter of Credit Fee”) on the LC Amount (as hereafter defined), accruing from the date of issuance through the date of expiration (or if drawn, the date of reimbursement by the Company of the LC Amount to Elliott), at a rate equal to the LIBOR Rate (as defined in the ABL Credit Facility) plus 7.5%, which will be payable in kind by adding the amount then due to the then outstanding LC Amount, and (ii) reimburse Elliott for any draw on the Letters of Credit, including the amount of such draw and any taxes, fees, charges, or other costs or expenses reasonably incurred by Elliot in connection with such draw, promptly after receipt of notice of any such drawing under the Letters of Credit, in each case subject to the terms and conditions of the Fee Letter. "LC Amount" means the Face Amount, as increased by the amount of payment in kind Letter of Credit Fee added to such amount on the last day of each interest period.
On August 20, 2019, the Company entered into a First Amendment to the Fee Letter, pursuant to which the maximum face amount of the Letters of Credit (as defined in the Fee Letter Amendment) that may be used to support the Company's obligations under the ABL Credit Facility was increased from $20 million to $30 million.
Revolving Notes
On September 20, 2019, the Company issued Multiple Advance Revolving Credit Notes (the “Revolving Notes”) to entities affiliated with Elliott. Pursuant to the Revolving Notes, the Company may borrow from time to time up to $20 million from Elliott on a revolving basis. Interest on any advances under the Revolving Notes will bear interest at a rate equal to the LIBOR Rate (as defined therein) plus 7.50%, and interest shall be payable on a quarterly basis beginning on December 1, 2019. The Revolving Notes mature on November 15, 2020.
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
The Prior ABL Facility was paid off with the proceeds from the ABL Credit Facility and the Term Loan Credit Facility. The Company recognized a $2.3 million loss on debt restructuring for the nine months ended September 30, 2019 related to these transactions.
Insurance Premium Financing
In June 2018, the Company executed an insurance premium financing agreement of $17.8 million with a premium finance company in order to finance certain of its annual insurance premiums. Beginning on September 1, 2018, the financing agreement was payable in nine monthly installments of principal and interest of approximately $2.0 million. The agreement incurred interest at 4.75%. The balance of the insurance premium payable as of December 31, 2018 was $10.0 million and was recorded in accrued expenses and other current liabilities. The remaining balance was paid-in-full as of September 30, 2019.
In July 2019, the Company executed an insurance premium financing agreement of $20.7 million with a premium finance company in order to finance certain of its annual insurance premiums. Beginning on September 1, 2019, the financing agreement is payable in nine monthly installments of principal and interest of approximately $2.4 million. The agreement will bear interest at 5.25%. The balance of the insurance premium payable as of September 30, 2019 was $18.6 million and was recorded in accrued expenses and other current liabilities.

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
The Company incurred $12.0 million in common stock issuance costs in connection with the 36 million shares issued in the rights offering. The issuance costs are comprised of $10.5 million in costs paid during the nine months ended September 30, 2019 and $1.5 million of costs that were paid in prior periods.
Preferred Stock
The preferred stock was mandatorily redeemable and, as such, was presented as a liability on the condensed consolidated balance sheets. At each preferred stock dividend payment date, the Company had the option to pay the accrued dividends in cash or to defer them. Deferred dividends earned dividend income consistent with the underlying shares of preferred stock. The Company elected to measure the value of the preferred stock using the fair value method. Under the fair value method, issuance costs were expensed as incurred. The fair value of the preferred stock increased by $32.8 million and $70.5 million during the three and nine months ended September 30, 2018, respectively, which was reflected in interest expense - preferred stock.
On March 1, 2018, the Company entered into the Series E-1 Preferred Stock Investment Agreement (the “Series E-1 Investment Agreement”) with affiliates of Elliott, pursuant to which the Company agreed to issue and sell to Elliott from time to time, an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E-1 Preferred Stock”), at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which the Company issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. On April 24, 2018, the parties held a closing pursuant to the Series E-1 Investment Agreement, pursuant to which the Company issued and sold to Elliott 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of approximately $17.5 million. The proceeds from the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support the Company’s current operations and future growth and to repay a portion of the indebtedness under the prior ABL Facility as required by the credit agreement governing that facility. The final 19,022 shares of Series E-1 Preferred Stock remained unissued when the Series E-1 Investment Agreement was terminated in connection with the closing of the rights offering. The Company incurred $1.1 million of issuance costs associated with the issuance of the Series E-1 Preferred Stock for the nine months ended September 30, 2018, which was reflected in interest expense - preferred stock.
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
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance as of September 30, 2018 (in thousands).

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Balance, beginning of period	$335,979	$263,317
Issuance of preferred stock at fair value	—	34,999
Change in fair value of preferred stock (1)	32,788	70,451
Balance, end of period	$368,767	$368,767
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
In October 2018, the Company received two notices from the NYSE that the Company had fallen below 1.) the NYSE’s continued listing standards related to the minimum average global market capitalization and total stockholders’ investment and 2.) the NYSE’s continued listing standard related to price criteria for common stock, which requires the average closing price of a company's common stock to equal at least $1.00 per share over a 30 consecutive trading day period. On April 12, 2019, the Company received a notice from the NYSE that a calculation of the average stock price for the 30-trading days ended April 12, 2019 indicated that the Company was back in compliance with the $1.00 continued listed criterion. On September 10, 2019, the Company received a notice from the NYSE that the Company was back in compliance with the NYSE's quantitative listing standards. This decision comes as a result of the Company's achievement of compliance with the NYSE's minimum market capitalization and stockholders' equity requirements over the past two consecutive quarters.
8. Share-Based Compensation
The Company's compensation committee granted restricted stock units (“RSUs”) totaling 61,200 shares of the Company's common stock in the third quarter of 2019. Each RSU is equal in value to one share of common stock and vests ratably over a three or four-year service period.

The Company’s compensation committee also granted performance-based restricted stock units (“PRSUs”) totaling 61,200 shares of the Company's common stock in the third quarter of 2019.  The PRSUs may be earned based on the performance of the Company's common stock price over a three to four-year service period. The base price of the Company's common stock for purposes of the PRSUs is $12.50.

In the third quarter of 2019, the Company's compensation committee granted seven-year non-qualified stock options to purchase 34,000 shares of the Company's common stock with an exercise price equal to $9.81 per share, with one-third of such options vesting in each of 2020, 2021 and 2022.

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
The Company had stock options outstanding of 637,741 as of September 30, 2019 and stock options and warrants outstanding of 61,428 as of September 30, 2018 that were not included in the computation of diluted loss per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the three and nine months ended September 30, 2019 and 2018. Since the Company was in a net loss position for the three and nine months ended September 30, 2019 and 2018, there is no difference between basic and dilutive weighted average common stock outstanding.
10. Income Taxes
The benefit from income taxes was $0.6 million and $1.0 million for the three and nine months ended September 30, 2019, respectively. The benefit from income taxes was $5.1 million and $8.0 million for the three and nine months ended September 30, 2018, respectively. The effective tax rate was 0.6% and 0.4% for the three and nine months ended September 30, 2019, respectively. In comparison, the effective rate was 10.8% and 7.0% for the three and nine months ended September 30, 2018, respectively.
The benefit from income taxes varies from the amount computed by applying the federal statutory rate of 21.0% to the loss before income taxes (and, therefore, the effective tax rate similarly varies from the federal statutory rate) due to increases in the valuation allowance for deferred tax assets, adjustments for permanent differences, and state income taxes. For the three and nine months ended September 30, 2019, the variance is primarily due to adjustments to the valuation allowance for federal and state deferred tax assets, as well as the effect of goodwill impairment charges, other permanent differences, and state income taxes. For the three and nine months ended September 30, 2018, the variance is primarily due to adjustments for permanent differences related to the non-deductible interest expense associated with the Company's preferred stock, as well as the effect of other permanent differences, state income taxes, and adjustments to the valuation allowance for certain state deferred tax assets.
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
11. Guarantees
The Company provides a guarantee for a portion of the value of certain IC leased tractors.  The guarantees expire at various dates through 2023.  The potential maximum exposure under these lease guarantees was approximately $6.6 million as of September 30, 2019.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease.  The Company estimated the fair value of its liability under this on-going guarantee to be $1.3 million and $1.0 million as of September 30, 2019 and December 31, 2018, respectively, which is recorded in accrued expenses and other current liabilities.
The Company began to offer a lease purchase program that did not include a guarantee, and offered newer equipment under factory warranty that was more cost effective. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In 2016, management committed to a plan to divest these older assets and recorded a loss reserve. The loss reserve for the guarantee and reconditioning costs associated with the planned divestiture was $0.4 million as of December 31, 2018, which was recorded in accrued expenses and other current liabilities. The loss reserve as of September 30, 2019 was less than $0.1 million.

The Company paid $0.3 million under these lease guarantees during the third quarter of 2019 and 2018, and $0.8 million and $1.8 million during the first nine months of 2019 and 2018, respectively.
12. Commitments and Contingencies
Auto, Workers Compensation, and General Liability Reserves
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains insurance for auto liability, general liability, and cargo claims. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million per occurrence for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amounts. As of September 30, 2019 and December 31, 2018, the Company had reserves for estimated uninsured losses of $33.1 million and $26.8 million, respectively, included in accrued expenses and other current liabilities.
General Litigation Proceedings
Jeffrey Cox and David Chidester filed a complaint against certain of the Company’s subsidiaries in state court in California in a post-acquisition dispute (the “Central Cal Matter”). The complaint alleges contract, statutory and tort-based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The settlement accountant selected by the parties provided a final determination that a contingent purchase obligation of $2.1 million was due to the plaintiffs. The Company's position at the time was that this contingent purchase obligation was subject to offset for certain indemnification claims owed to the Company. Accordingly, the Company recorded a contingent purchase obligation liability of $1.8 million in accrued expenses and other current liabilities at December 31, 2018. In July 2019, the $2.1 million settlement accountant determination was approved by the court. In light of the court order, the Company offered to pay $2.2 million to the plaintiff to settle this matter. The Company's offer includes a reimbursement for legal fees incurred by the plaintiff. As such, the Company recorded an adjustment of $0.4 million in the second quarter of 2019. In July 2019, the Company paid the plaintiffs the $2.1 million settlement amount. The plaintiffs filed a motion for an award of their fees and costs. The Company opposed that motion and brought its own motion to recover certain fees related to its enforcement of the settlement accountant process. The Company intends to pursue other matters involving these plaintiffs. As part of the Central Cal Matter, the plaintiffs also claimed violations of California's Labor Code related to the plaintiffs' respective employment with Central Cal Transportation, LLC. The plaintiffs also have employment-related claims related to the plaintiff's respective employment with Central Cal Transportation, LLC. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment-related claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. Discovery is now complete and the case has not yet been rescheduled for trial.
Warren Communications News, Inc. (“Warren”) made certain allegations against the Company of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). In June 2019, the parties reached a settlement agreement and release to resolve any and all concerns between the parties, voluntarily and without admission of liability, and the settlement amount was paid by the Company in July 2019.
In addition to the legal proceeding described above, the Company is a defendant in various purported class-action lawsuits filed through November 2018 alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In 2017 and 2018, the Company reached settlement agreements on a number of these labor related lawsuits and administrative actions. The Company paid approximately $0.5 million and $9.7 million relating to these settlements during the three and nine months ended September 30, 2019, respectively.
As of September 30, 2019 and December 31, 2018, the Company had a liability for settlements, litigation, and defense costs related to these labor matters and the Warren Matter of $0.9 million and $10.8 million, respectively, which are included in accrued expenses and other current liabilities.
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
Securities Litigation Proceedings
In 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against us and the Company's former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed the CAC on behalf of a class of persons who purchased the Company's common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC asserted claims arising out to the Company's January 2017 announcement that it would be restating its prior period financial statements and sought certification as a class action, compensatory damages, and attorney’s fees and costs. On March 29, 2019, the parties entered into a Stipulation of Settlement agreeing to settle the action for $20 million, $17.9 million of which will be funded by the Company's D&O carriers ($4.8 million of which is by way of a pass through of the D&O carriers’ payment to us in connection with the settlement of the Federal Derivative Action described below). On September 26, 2019, the Court entered an Order finally approving the settlement and a final judgment.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on the Company's behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden (the “State Derivative Action”). The Complaint asserted claims arising out to the Company's January 2017 announcement that it would be restating its prior period financial statements. On October 15, 2019, the Court entered an Order dismissing the action with prejudice.
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on the Company's behalf and class action claims in the United States District Court for the Eastern District of Wisconsin. On December 22, 2017, Chester County Employees Retirement Fund filed a complaint alleging derivative claims on the Company's behalf in the United States District Court for the Eastern District of Wisconsin. On March 21, 2018, the Court entered an order consolidating the Kent and Chester County actions under the caption Kent v. Stoelting et al (Case No. 17-cv-00893) (the “Federal Derivative Action”). On March 28, 2018, plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint alleging claims on behalf of the Company against Peter Armbruster, Mark DiBlasi, Scott Dobak, Christopher Doerr, Ivor Evans, Brian van Helden, John Kennedy III, Ralph Kittle, Brian Murray, Scott Rued, James Staley, Curtis Stoelting, William Urkiel, Chad Utrup, Judith Vijums, and Michael Ward. The Complaint asserted claims arising out to the Company's January 2017 announcement that it would be restating its prior period financial statements.The Complaint sought monetary damages, improvements to the Company’s corporate governance and internal procedures, an accounting from defendants of the damages allegedly caused by them and the improper amounts the defendants allegedly obtained, and punitive damages. On March 28, 2019, the parties entered into a Stipulation of Settlement, which provides for certain corporate governance changes and a $6.9 million payment, $4.8 million of which will be paid by the Company’s D&O carriers into an escrow account to be used by the Company to settle the class action described above and $2.1 million of which will be paid by the Company’s D&O carriers to cover plaintiffs attorney’s fees and expenses. On September 26, 2019, the Court entered an Order finally approving the settlement and a final judgment.
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

Additionally, in April 2019, the SEC filed suit against the same three former employees. The SEC listed the Company as an uncharged related party. Counts I-V allege that all defendants engaged in a fraudulent scheme to manipulate the Company’s financial results. In particular, Count I alleges that all defendants violated Section 10(b) of the Exchange Act and Exchange Act Rule 10b-5(a) and (c). Count II alleges that the Company’s former Chief Financial Officer and one of the former employees violated Section 17(a)(1) and (3) of the Securities Act. Count III alleges the Company’s former Chief Financial Officer violated Section 10(b) of the Exchange Act and Exchange Act Rule 10b-5(b). Count IV alleges that the two former employees aided and abetted the Company’s violation of Section 10(b) of the Exchange Act and Exchange Act Rule 10-5(b). Count V alleges that the Company’s former Chief Financial Officer and one of the former employees violated Section 17(a)(2) of the Securities Act. Count VI alleges that one of the former employees engaged in insider trading in violation of Section 10(b) of the Exchange Act and Exchange Act Rule 10b-5(a) and (c). Counts VII alleges that all defendants engaged in aiding and abetting the Company’s reporting violations of Section 13(a) of the Exchange Act. Count VIII alleges that all defendants engaged in aiding and abetting the Company’s record-keeping violations of Section 13(b)(2)(A) of the Exchange Act. Count IX alleges that the Company’s former Chief Financial Officer engaged in aiding and abetting the Company’s record-keeping violations of Section 13(b)(2)(B) of the Exchange Act. Count X alleges that all defendants engaged in falsification of records and circumvention of controls in violation of Section 13(b)(5) of the Exchange Act and Rule 13b2-1. Count XI alleges that all defendants engaged in false statements to accountants in violation of Rule 13b2-2 of the Exchange Act. Count XIII alleges that the Company’s former Chief Financial Officer engaged in certification violations of rule 3a-14 of the Exchange Act. Count XIII alleges that uncharged party the Company violated (i) Section 10(b) of the Exchange Act and Rule 10b-5; (ii) Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, and 13a-13; and (iii) Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. It further alleges that the Company’s former Chief Financial Officer acts subject him to control person liability for these violations. Count XIV alleges violation of Section 304 of the Sarbanes-Oxley Act of 2002 against the Company’s former Chief Financial Officer.
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
13. Related Party Transactions
On March 1, 2018, the Company entered into the Series E-1 Preferred Stock Investment Agreement with Elliott, pursuant to which the Company agreed to issue and sell to Elliott from time to time an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which the Company issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million and paid Elliott $1.1 million of issuance costs. On April 24, 2018, the parties held an initial closing pursuant to which the Company issued and sold to Elliott 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. This agreement was terminated in connection with the closing of the rights offering described in the following paragraph.
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

On February 28, 2019, the Company entered into the Term Loan Credit Facility with BMO Harris Bank, N.A. and Elliott which consists of an approximately $61.1 million term loan facility. The Company paid Elliott $0.9 million in issuance costs and fees during the nine months ended September 30, 2019. As of September 30, 2019, the Company owed Elliott $40.4 million under the Term Loan Credit Facility. See Note 4 for more information on the Term Loan Credit Facility. On August 2, 2019, the Company entered into a First Amendment to the Term Loan Credit Facility with BMO Harris Bank, N.A and Elliott. On September 17, 2019, the Company entered into a Second Amendment to the Term Loan Credit Facility with BMO Harris Bank, N.A and Elliott. See Note 4 for more information on the First and Second Amendments to the Term Loan Credit Facility.
On August 2, 2019, the Company entered into the Fee Letter with Elliott. Pursuant to the Fee Letter, Elliott agreed to arrange for standby letters of credit (“Letters of Credit”) in an aggregate face amount of $20 million (the “Face Amount”) to support the Company's obligations under the ABL Credit Facility. See Note 4 for more information on the Fee Letter. On August 20, 2019, the Company entered into a First Amendment to the Fee Letter, pursuant to which the maximum face amount of the Letters of Credit (as defined in the Fee Letter Amendment) that may be used to support the Company's obligations under the ABL Credit Facility was increased from $20 million to $30 million.
On September 20, 2019, the Company issued the Revolving Notes to entities affiliated with Elliot which allows the Company to borrow from time to time up to $20 million from Elliott on a revolving basis. See Note 4 for more information on the Revolving Notes.
The Company's operating companies have contracts with certain purchased transportation providers that are considered related parties. The Company paid an aggregate of $5.3 million and $5.8 million to these purchased transportation providers during the three months ended September 30, 2019 and 2018, respectively. The Company paid an aggregate of $21.1 million and $19.0 million to these purchased transportation providers during the nine months ended September 30, 2019 and 2018, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $0.3 million under these leases during the three months ended September 30, 2018. The Company paid an aggregate of $0.1 million and $1.0 million under these leases during the nine months ended September 30, 2019 and 2018, respectively.
The Company owns 37.5% of Central Minnesota Logistics (“CML”) which operates as one of the Company's brokerage agents. The Company paid CML broker commissions of $0.8 million during each of the three months ended September 30, 2019 and 2018. The Company paid CML broker commissions of $2.5 million and $2.2 million during the nine months ended September 30, 2019 and 2018, respectively.
The Company has a jet fuel purchase agreement with a related party and paid an aggregate of $0.3 million and $0.4 million during the three months ended September 30, 2019 and 2018, respectively. The Company paid an aggregate of $1.5 million and $1.6 million under this agreement during the nine months ended September 30, 2019 and 2018, respectively.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $0.1 million and $1.2 million during the three months ended September 30, 2019 and 2018, respectively. The Company paid an aggregate of $2.1 million and $2.7 million during the nine months ended September 30, 2019 and 2018, respectively.
On December 13, 2018, the Company entered into an agreement with HCI to resume the advancement of reasonable fees and expenses of up to $7.1 million pursuant to the advisory agreement. In addition, the Company and HCI agreed to contribute $1 million each to resolve the previously mentioned Securities Litigation Proceedings described in Note 11. The Company reserves all rights to seek reimbursement for any fees or expense advanced to HCI, while HCI reserves all rights to seek indemnification for amounts above the $7.1 million and the $1 million that HCI will contribute to resolve the Securities Litigation Proceedings. The Company paid HCI $0.5 million and $4.0 million under this agreement during the three and nine months ended September 30, 2019, respectively.
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

The following table reflects certain financial data of the Company’s segments for the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Ascent	$125,900	$145,632	$387,753	$425,205
Active On-Demand	108,274	146,217	352,537	505,753
LTL	107,276	113,948	327,174	344,237
TL	127,196	140,663	405,679	430,981
Eliminations	(9,499)	(9,876)	(26,160)	(41,582)
Total	$459,147	$536,584	$1,446,983	$1,664,594
Operating (loss) income:
Ascent	$(29,059)	$7,474	$(17,807)	$21,495
Active On-Demand	202	5,634	785	19,895
LTL	(12,725)	(5,040)	(22,999)	(17,467)
TL	(30,144)	(6,421)	(140,567)	(17,032)
Corporate	(21,099)	(12,468)	(70,854)	(42,517)
Total	$(92,825)	$(10,821)	$(251,442)	$(35,626)
Interest expense	5,480	35,798	13,994	79,573
Loss on debt restructuring	—	—	2,270	—
Loss before income taxes	$(98,305)	$(46,619)	$(267,706)	$(115,199)
Depreciation and amortization:
Ascent	$1,590	$1,183	$4,888	$3,539
Active On-Demand	2,143	2,069	6,364	6,099
LTL	1,880	876	3,603	2,689
TL	7,022	4,387	23,144	12,894
Corporate	2,836	1,099	7,802	2,582
Total	$15,471	$9,614	$45,801	$27,803
Capital expenditures(1):
Ascent	$66	$496	$2,116	$1,205
Active On-Demand	1,084	1,597	3,399	4,026
LTL	331	505	5,351	760
TL	678	880	8,984	4,388
Corporate(2)	7,875	16,719	57,870	31,653
Total	$10,034	$20,197	$77,720	$42,032

	September 30, 2019	December 31, 2018
Assets:
Ascent	$262,886	$276,994
Active On-Demand	97,006	136,795
LTL	113,083	73,706
TL	165,812	244,760
Corporate	156,300	123,921
Eliminations(3)	(1,883)	(2,719)
Total	$793,204	$853,457
(1) Includes non-cash finance leases and capital expenditures not yet paid.
(2) The first nine months of 2019 included $45.6 million of rolling stock assets that were purchased and leased to operating units of the Company by REL, of which 61% was leased to the TL segment, 38% was leased to the LTL segment and 1% was leased to the Ascent segment.
(3) Eliminations represents intercompany trade receivable balances between the four segments.

15. Restructuring Costs
On September 30, 2019, the Company announced the downsizing of its unprofitable dry van business which is part of its TL segment. The downsizing includes costs associated with the reduction of dry van tractor and trailer fleets, the closing of certain terminal locations and elimination of various positions. As a result, in the third quarter of 2019, the Company recorded operations restructuring costs of $13.4 million related to fleet reductions, terminal closings, and severance costs. Fleet impairment charges totaled $10.1 million, of which $7.8 million relates to leased assets that have no expected future cash flows and will be disposed of in future periods, with the remaining $2.3 million related to tractors and trailers that are no longer being used. The remaining $3.3 million was recorded in accrued expenses and other current liabilities.
In the second quarter of 2018, the Company restructured its temperature-controlled truckload business by completing the integration of multiple operating companies into one business unit. As part of this integration, the Company also right-sized its temperature-controlled fleets, facilities, and support functions. As a result, in the second quarter of 2018, the Company recorded operations restructuring costs of $4.7 million related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets to fair market value. The write-down of assets to fair market value totaled $1.3 million and was recorded to property and equipment, while the remaining $3.4 million was recorded in accrued expenses and other current liabilities. None of the remaining individual components are considered material to the overall cost.
The following is a rollforward of the Company's restructuring reserve balance as of September 30, 2019 (in thousands).

Restructuring reserves
Beginning balance at December 31, 2018	$544
Charges(1)	3,280
Adjustments(2)	(79)
Payments	(316)
Ending balance at September 30, 2019	$3,429
(1) Excludes $10.1 million of fleet impairment charges.
(2) The adjustment relates to the adoption of Topic 842 for lease terminations included in the restructuring reserve.
The Company also incurred corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring of $4.3 million and $4.7 million for the three months ended September 30, 2019 and 2018, respectively, and $10.9 million and $15.5 million for the nine months ended September 30, 2019 and 2018, respectively. These costs are included in other operating expenses.
16. Subsequent Events

ABL Facility Amendment
On October 21, 2019, the Company and its direct and indirect domestic subsidiaries entered into a Third Amendment to Credit Agreement (the “Third ABL Facility Amendment”) with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender, Wells Fargo Bank, National Association and Bank of America, National Association, as Lenders, and the Joint Lead Arrangers and Joint Book Runners party thereto with respect to the ABL Credit Facility. Pursuant to the Third ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) increase the amount of Acceptable Letters of Credit that can be added to the Borrowing Base from $30 million to $45 million, (ii) increase the Applicable Margin by 100 basis points, (iii) permit certain Specified Dispositions provided that the Net Cash Proceeds are used to pay down the Revolving Credit Facility or the Term Loan Obligations as specified, (iv) increase the Availability Block by the greater of (x) 50% of the Net Cash Proceeds from the Specified Dispositions, or (y) $7.5 million or $1.5 million based upon the applicable Specified Disposition, (v) extend the applicable date for the Fixed Charge Trigger Period from October 31, 2019 to March 31, 2020, and (vi) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed $100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after the Maturity Date.

Term Loan Facility Amendment
On October 21, 2019, the Company and its direct and indirect domestic subsidiaries entered into a Third Amendment to Credit Agreement (the “Third Term Loan Facility Amendment”) with BMO Harris Bank N.A., as Administrative Agent and Lender, Elliott, as Lenders, and BMO Capital Markets Corp., as Lead Arranger and Book Runner, with respect to the Term Loan Credit Facility. Pursuant to the Third Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) permit certain Specified Dispositions, (ii) eliminate the Company's ability to request new CapX Loans, and (iii) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed $100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after the Maturity Date.

Fee Letter Amendment
On October 21, 2019, the Company entered into a Second Amendment to Fee Letter (the “Second Fee Letter Amendment”) with Elliott with respect to the Fee Letter. Pursuant to the Second Fee Letter Amendment, the Fee Letter was amended to, among other things, increase the maximum face amount of the Letters of Credit (as defined in the Second Fee Letter Amendment) that may be used to support the Company's obligations under the ABL Credit Facility from $30 million to $45 million.

Sale of Intermodal Business
On November 5, 2019, the Company announced the sale of its Roadrunner Intermodal Services business to Universal Logistics Holdings, Inc. for $51.25 million in cash, subject to customary purchase price and working capital adjustments. The Company used the proceeds from the sale to repay finance leases and debt associated with Roadrunner Intermodal Services and pay transaction costs, with the remaining amount available for general corporate purposes.
Third Lien Credit Facility
On November 5, 2019, the Company and its direct and indirect domestic subsidiaries entered into a credit agreement (the “Third Lien Credit Agreement”) with U.S. Bank National Association, as Administrative Agent (the “Administrative Agent”), and Elliott Associates, L.P. and Elliott International, L.P, as Lenders (the “Third Lien Credit Facility”). The Company is using the initial $20 million Term Loan Commitment (as defined in the Third Lien Credit Agreement) under the Third Lien Credit Facility to refinance its $20 million principal amount of unsecured debt to the Lenders.
The loans under the Third Lien Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 7.50%; or (b) the Base Rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 6.50%. Interest under the Third Lien Credit Facility shall be paid in kind by adding such interest to the principal amount of the applicable Term Loans on the applicable Interest Payment Date; provided that to the extent permitted by the ABL Loan Agreement, the Senior Term Loan Credit Agreement and the Intercreditor Agreement, the Company may elect that all or a portion of interest due on an Interest Payment Date shall be paid in cash by providing written notice to the Administrative Agent at least five Business Days prior to the applicable Interest Payment Date specifying the amount of interest to be paid in cash. The Third Lien Credit Facility matures on August 26, 2024.
The obligations under the Third Lien Credit Agreement are guaranteed by each of the Company’s domestic subsidiaries pursuant to a guaranty included in the Third Lien Credit Agreement. As security for the Company’s and its subsidiaries’ obligations under the Third Lien Credit Agreement, each of the Company and its domestic subsidiaries have granted a third priority lien on substantially all of their assets (including their equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts)) and proceeds and accounts related thereto, and substantially all of the Company’s and its domestic subsidiaries’ other tangible and intangible personal property, including the capital stock of certain of the Company’s direct and indirect subsidiaries.
The Third Lien Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Third Lien Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Third Lien Credit Agreement to be in full force and effect, and a change of control of the Company.

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
Overview
We are a leading asset-right transportation and asset-light logistics service provider offering a full suite of solutions under the Roadrunner, Active On-Demand and Ascent Global Logistics brands. The Roadrunner brand offers less-than-truckload, over-the-road truckload and intermodal services (divested on November 5, 2019). Active On-Demand offers premium mission critical air and ground transportation solutions. Ascent Global Logistics offers domestic freight management and brokerage, warehousing and retail consolidation, international freight forwarding, and customs brokerage. We serve a diverse customer base in terms of end-market focus and annual freight expenditures. We are headquartered in Downers Grove, Illinois with operations primarily in the United States.
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
Less-than-Truckload. Our LTL segment involves the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments throughout the United States and parts of Canada. With a large network of LTL service centers and third-party pick-up and delivery agents, we are designed to provide customers with high reliability at an economical cost. We generally employ a point-to-point LTL model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of fewer handlings and reduced fuel consumption.
Truckload. Within our TL segment we serve customers throughout North America. We provide the following services: scheduled and expedited dry van truckload, temperature controlled truckload, flatbed, intermodal drayage (divested on November 5, 2019) and other warehousing operations. We specialize in the transport of automotive and industrial parts, frozen and refrigerated foods including dairy, poultry and meat, and consumer products including foods and beverages. Roadrunner Dry Van, Temperature Controlled, Intermodal Services (divested on November 5, 2019) and Flatbed businesses provide specialized truckload services to beneficial cargo owners, freight management partners and brokers. We believe this array of technology, services, and specialization best serves our customers and provides us with more consistent shipping volumes in any given year.
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
Sales Personnel and Agent Network.  In our Ascent business, we have approximately 140 direct salespeople and sales representatives located in 23 company offices, and a network of approximately 60 independent agents. Agents complement our Company sales force by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, agents typically provide immediate revenue and do not require us to invest in incremental overhead. Agents own or lease their own office space and pay for other costs associated with running their operations. In our Active On-Demand business, we market and sell our air and ground expedite services through a direct sales team of eight individuals in the United States and Mexico as well as other company relationships such as management and customer service representatives. In our LTL business, we market and sell our LTL services through a sales force of approximately 80 people, consisting of account executives, sales managers, and commissioned sales representatives. In our TL business, we arrange the pickup and delivery of freight either through our direct sales force or other Company relationships including management, dispatchers, or customer service representatives.
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
Purchased Transportation Costs. Purchased transportation costs within our Ascent business represent payments made to ground, ocean, and air carriers, and ICs, based on a combination of contractually agreed-upon and spot market rates. Purchased transportation costs are the largest component of our cost structure. Our purchased transportation costs typically increase or decrease in proportion to revenues. Purchased transportation costs within our Active On-Demand business are spot market rates generated from our proprietary bid technology for ground and air services. Purchased transportation costs within our LTL business represent payments to ICs, over-the-road purchased power providers, intermodal service providers, brokers and agents, based on a combination of contractually agreed-upon and spot market rates. Purchased transportation costs within our TL business are generally based either on negotiated rates for each load hauled or spot market rates.
Personnel and Related Benefits. Personnel and related benefits costs are a large component of our overall cost structure. We employ over 1,200 company drivers who are paid either per mile or at an hourly rate. In addition, we employ approximately 800 dock and warehouse workers and approximately 2,300 operations and other administrative personnel to support our day-to-day business activities. Personnel and related benefits costs could vary significantly as we may be required to adjust staffing levels to match our business needs.
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
Significant Events in the Third Quarter of 2019
In the third quarter of 2019, two events impacted our operating results. First, we were negatively impacted by a labor strike at one of our largest customers, General Motors (“GM”). The strike impacted the last two weeks of September, which reduced revenue in the third quarter of 2019 at our Active On-Demand and TL segments by approximately $13 million and $4 million, respectively. The strike at GM continued into late October, so our fourth quarter revenues will also be negatively impacted.
Second, we experienced a server and applications quarantine caused by a malware attack in September that negatively impacted revenue in the third quarter of 2019 at our LTL segment by approximately $7 million and caused delays in invoicing which led to increased costs including bad debt. In the fourth quarter, we expect to file insurance claims to recover the impact on lost business from the malware attack.

Sale of Intermodal Business
On November 5, 2019, we announced the sale of our Roadrunner Intermodal Services business to Universal Logistics Holdings, Inc. for $51.25 million in cash, subject to customary purchase price and working capital adjustments. We used the proceeds from the sale to repay finance leases and debt associated with Roadrunner Intermodal Services and pay transaction costs, with the remaining amount available for general corporate purposes.

Results of Operations
The following tables set forth, for the periods indicated, summary Ascent, Active On-Demand, LTL, TL, corporate, and consolidated statement of operations data.

(In thousands)	Three Months Ended September 30, 2019

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Revenues	$125,900	$108,274	$107,276	$127,196	$(9,499)	$459,147
Operating expenses:
Purchased transportation costs	89,669	93,312	75,553	57,326	(9,498)	306,362
Personnel and related benefits	13,527	7,852	18,920	30,096	9,766	80,161
Other operating expenses (2)	15,645	4,765	22,572	58,832	8,496	110,310
Depreciation and amortization	1,590	2,143	1,880	7,022	2,836	15,471
Impairment charges	34,528	—	1,076	4,064	—	39,668
Total operating expenses	154,959	108,072	120,001	157,340	11,600	551,972
Operating income (loss)	(29,059)	202	(12,725)	(30,144)	(21,099)	(92,825)
Total interest expense						5,480
Loss before income taxes						(98,305)
Benefit from income taxes						(554)
Net loss						$(97,751)

(In thousands)	Three Months Ended September 30, 2018

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Revenues	$145,632	$146,217	$113,948	$140,663	$(9,876)	$536,584
Operating expenses:
Purchased transportation costs	107,146	124,671	81,422	62,314	(9,875)	365,678
Personnel and related benefits	12,687	10,313	17,402	31,367	6,349	78,118
Other operating expenses	17,142	3,530	19,288	49,016	5,019	93,995
Depreciation and amortization	1,183	2,069	876	4,387	1,099	9,614
Total operating expenses	138,158	140,583	118,988	147,084	2,592	547,405
Operating income (loss)	7,474	5,634	(5,040)	(6,421)	(12,468)	(10,821)
Total interest expense						35,798
Loss before income taxes						(46,619)
Benefit from income taxes						(5,058)
Net loss						$(41,561)

The following table sets forth a reconciliation of net (loss) income to Adjusted EBITDA and provides Adjusted EBITDA for Ascent, Active On-Demand, LTL, TL, and corporate for the periods indicated.

(In thousands)	Three Months Ended September 30, 2019

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Net (loss) income	$(29,141)	$202	$(13,140)	$(30,974)	$(24,698)	$(97,751)
Plus: Total interest expense	92	—	415	830	4,143	5,480
Plus: Benefit from income taxes	(10)	—	—	—	(544)	(554)
Plus: Depreciation and amortization	1,590	2,143	1,880	7,022	2,836	15,471
Plus: Impairment charges	34,528	—	1,076	4,064	—	39,668
Plus: Long-term incentive compensation expenses	—	—	—	—	3,479	3,479
Plus: Operations restructuring costs	—	—	—	13,426	—	13,426
Plus: Corporate restructuring and restatement costs	—	—	—	—	4,267	4,267
Adjusted EBITDA(1)	$7,059	$2,345	$(9,769)	$(5,632)	$(10,517)	$(16,514)

(In thousands)	Three Months Ended September 30, 2018

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Net (loss) income	$7,319	$5,634	$(5,072)	$(6,555)	$(42,887)	$(41,561)
Plus: Total interest expense	26	—	32	134	35,606	35,798
Plus: Provision (benefit) for income taxes	129	—	—	—	(5,187)	(5,058)
Plus: Depreciation and amortization	1,183	2,069	876	4,387	1,099	9,614
Plus: Long-term incentive compensation expenses	—	—	—	—	951	951
Plus: Corporate restructuring and restatement costs	—	—	—	—	4,713	4,713
Adjusted EBITDA(1)	$8,657	$7,703	$(4,164)	$(2,034)	$(5,705)	$4,457

(In thousands)	Nine Months Ended September 30, 2019

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Revenues	$387,753	$352,537	$327,174	$405,679	$(26,160)	$1,446,983
Operating expenses:
Purchased transportation costs	278,336	303,319	228,003	183,423	(26,159)	966,922
Personnel and related benefits	40,779	26,936	55,200	91,214	26,933	241,062
Other operating expenses (2)	47,029	15,133	62,291	149,065	22,345	295,863
Depreciation and amortization	4,888	6,364	3,603	23,144	7,802	45,801
Impairment charges	34,528	—	1,076	99,400	13,773	148,777
Total operating expenses	405,560	351,752	350,173	546,246	44,694	1,698,425
Operating income (loss)	(17,807)	785	(22,999)	(140,567)	(70,854)	(251,442)
Total interest expense						13,994
Loss on debt restructuring						2,270
Loss before income taxes						(267,706)
Benefit from income taxes						(1,007)
Net loss						$(266,699)

(In thousands)	Nine Months Ended September 30, 2018

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Revenues	$425,205	$505,753	$344,237	$430,981	$(41,582)	$1,664,594
Operating expenses:
Purchased transportation costs	312,520	438,301	245,737	191,737	(41,582)	1,146,713
Personnel and related benefits	37,293	28,024	52,965	92,618	18,943	229,843
Other operating expenses (2)	50,358	13,434	60,313	150,764	20,992	295,861
Depreciation and amortization	3,539	6,099	2,689	12,894	2,582	27,803
Total operating expenses	403,710	485,858	361,704	448,013	935	1,700,220
Operating income (loss)	21,495	19,895	(17,467)	(17,032)	(42,517)	(35,626)
Total interest expense						79,573
Loss before income taxes						(115,199)
Benefit from income taxes						(8,040)
Net loss						$(107,159)

(In thousands)	Nine Months Ended September 30, 2019

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Net (loss) income	$(18,097)	$785	$(23,502)	$(142,861)	$(83,024)	$(266,699)
Plus: Total interest expense	280	—	503	2,294	10,917	13,994
Plus: (Benefit from) provision for income taxes	10	—	—	—	(1,017)	(1,007)
Plus: Depreciation and amortization	4,888	6,364	3,603	23,144	7,802	45,801
Plus: Long-term incentive compensation expenses	—	—	—	—	9,805	9,805
Plus: Settlement of contingent purchase obligation	—	—	—	—	360	360
Plus: Impairment charges	34,528	—	1,076	99,400	13,773	148,777
Plus: Loss on debt restructuring	—	—	—	—	2,270	2,270
Plus: Operations restructuring costs	—	—	—	13,426	—	13,426
Plus: Corporate restructuring and restatement costs	—	—	—	—	10,941	10,941
Adjusted EBITDA(1)	$21,609	$7,149	$(18,320)	$(4,597)	$(28,173)	$(22,332)

(In thousands)	Nine Months Ended September 30, 2018

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Net (loss) income	$21,281	$19,895	$(17,555)	$(17,185)	$(113,595)	$(107,159)
Plus: Total interest expense	85	—	88	153	79,247	79,573
Plus: (Benefit from) provision for income taxes	129	—	—	—	(8,169)	(8,040)
Plus: Depreciation and amortization	3,539	6,099	2,689	12,894	2,582	27,803
Plus: Long-term incentive compensation expenses	—	—	—	—	1,954	1,954
Plus: Operations restructuring costs	—	—	—	4,655	—	4,655
Plus: Corporate restructuring and restatement costs	—	—	—	—	15,537	15,537
Adjusted EBITDA(1)	$25,034	$25,994	$(14,778)	$517	$(22,444)	$14,323

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
(2) Operations restructuring costs of $13.4 million and $4.7 million are included in other operating expenses within the TL segment for the 2019 and 2018 periods, respectively. See Note 15 to our condensed consolidated financial statements for additional information.

A summary of operating statistics for our LTL segment for the three and nine months ended September 30 is shown below:

(In thousands, except for statistics)	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Revenue	$107,276	$113,948	(5.9)%	$327,174	$344,237	(5.0)%
Less: Backhaul Revenue	731	2,267		2,534	5,401
Less: Eliminations	(112)	(74)		(251)	(220)
Adjusted Revenue(1)	$106,657	$111,755	(4.6)%	$324,891	$339,056	(4.2)%

Adjusted Revenue excluding fuel(1)	93,899	96,510	(2.7)%	284,926	293,330	(2.9)%

Adjusted Revenue per hundredweight (incl. fuel)	$21.22	$21.89	(3.1)%	$21.40	$21.48	(0.4)%
Adjusted Revenue per hundredweight (excl. fuel)	$18.68	$18.96	(1.5)%	$18.77	$18.63	0.8%
Adjusted Revenue per shipment (incl. fuel)	$242.05	$254.53	(4.9)%	$245.50	$244.48	0.4%
Adjusted Revenue per shipment (excl. fuel)	$213.09	$220.50	(3.4)%	$215.30	$211.97	1.6%
Weight per shipment (lbs.)	1,140	1,163	(2.0)%	1,147	1,138	0.8%
Shipments per day	6,885	7,111	(3.2)%	6,929	7,377	(6.1)%
(1) Our management uses Adjusted Revenue and Adjusted Revenue excluding fuel to calculate the above statistics as they believe it is a more useful measure to investors since backhaul revenue and eliminations are not included in our LTL standard pricing model, which is based on weights and shipments.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Consolidated Results
Consolidated revenues decreased to $459.1 million in the third quarter of 2019 compared to $536.6 million in the third quarter of 2018. Lower revenues in all of our segments contributed to the decrease. The table below shows the changes in revenues and is based on management's analysis and estimates.

(In thousands)	For The Three Months Ended September 30, 2019

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
Q3 Revenue 2018	$145,632	$146,217	$113,948	$140,663	$(9,876)	$536,584
Organic Growth (Decline)	(19,732)	(24,578)	478	(9,417)	377	(52,872)
Strike at General Motors	—	(13,365)	—	(4,050)	—	(17,415)
Malware Attack	—	—	(7,150)	—	—	(7,150)
Q3 Revenue 2019	$125,900	$108,274	$107,276	$127,196	$(9,499)	$459,147
Percent change in quarter over quarter revenue	(13.5)%	(25.9)%	(5.9)%	(9.6)%		(14.4)%
Our consolidated operating loss was $92.8 million in the third quarter of 2019 compared to $10.8 million in the third quarter of 2018. Lower consolidated operating results in the third quarter of 2019 were attributable to a decrease in operating results within all of our segments which is discussed below. Impacting consolidated operating loss in the third quarter of 2019 were impairment charges of $39.7 million. Included in the impairment charges were goodwill impairment charges of $34.5 million within our Ascent segment and an intangible asset impairment charge of $4.5 million, of which $4.1 million relates to our TL segment with the remaining $0.4 million recorded in our LTL segment. These impairment charges are discussed in further detail within Critical Accounting Policies and Estimates later in this discussion. We also recorded asset impairment charges of $0.6 million recorded in our LTL segment related to leased assets that have no expected future cash flows and will be disposed of in future periods. Also impacting consolidated operating loss in the third quarter of 2019 were operations restructuring charges of $13.4 million, which includes $10.1 million of asset impairment charges, related to fleet reductions, terminal closings, and severance costs at our dry van business, which is part of our TL segment. We expect to record additional operations restructuring costs related to the downsizing of our dry van business of between $9 million and $13 million in future periods, excluding the gain or loss on the sale of equipment the write-down of assets, the termination of lease liabilities, and asset impairment charges.
Our consolidated net loss was $97.8 million in the third quarter of 2019 compared to $41.6 million in the third quarter of 2018. In addition to the explanations provided above for our consolidated operating loss, our consolidated net loss in the third quarter of 2019 was also impacted by a decrease in interest expense.
Interest expense decreased to $5.5 million during the third quarter of 2019 from $35.8 million during the third quarter of 2018, primarily due to the absence of interest on the preferred stock (which was fully redeemed in the first quarter of 2019 after completion of the rights offering), partially offset by higher interest expense from finance leases.
The benefit from income taxes was $0.6 million for the third quarter of 2019 compared to $5.1 million for the third quarter of 2018. The effective tax rate was 0.6% during the third quarter of 2019 and 10.8% during the third quarter of 2018. The effective tax rate varies from the federal statutory rate of 21.0% primarily due to adjustments to the valuation allowance for deferred tax assets, adjustments for permanent differences, and state income taxes. The federal tax benefit for 2019 was entirely offset by adjustments to the valuation allowance. Significant permanent differences include the non-deductible portion of the goodwill impairment charge in 2019 and non-deductible interest expense associated with our preferred stock in 2018. The state tax benefit for both years was partially offset by adjustments to the valuation allowance.
The rest of our discussion will focus on the operating results of our four segments:
Ascent Global Logistics
Operating results in our Ascent segment declined to an operating loss of $29.1 million in the third quarter of 2019 compared to operating income of $7.5 million in the third quarter of 2018. Ascent operating results for the third quarter of 2019 were negatively impacted by the previously mentioned goodwill impairment charges of $34.5 million. Ascent revenues decreased $19.7 million and purchased transportation decreased $17.5 million primarily attributable to lower volumes and rates in our domestic freight management business, partially offset by improvements in our international freight forwarding (expanded volumes at new and existing customers) and our retail consolidation business (growth from new and existing customers). Ascent personnel and related benefits increased $0.8 million. Other operating expenses decreased $1.5 million primarily due to lower temporary labor costs and sales commissions.
Active On-Demand
Operating results in our Active On-Demand segment declined to operating income of $0.2 million in the third quarter of 2019 compared to operating income of $5.6 million in the third quarter of 2018. Active On-Demand revenues decreased $37.9 million and purchased transportation decreased $31.4 million primarily attributable to lower market demand for both air and ground expedite, which negatively impacted volumes and rates. Active On-Demand revenues were approximately $13 million lower due to the impact of the strike at a customer, GM, which occurred in the second half of September and continued into late October. Active On-Demand personnel and related benefits decreased $2.5 million, while other operating expenses increased $1.2 million.
Less-than-Truckload
Operating results in our LTL segment declined to an operating loss of $12.7 million in the third quarter of 2019 compared to an operating loss of $5.0 million in the third quarter of 2018. LTL operating results in the third quarter of 2019 were negatively impacted by an asset impairment charge of $0.6 million and an intangible asset impairment charge of $0.4 million. LTL revenues decreased $6.7 million. In September, certain systems were temporarily quarantined due to a malware attack resulting in lost revenue of approximately $7 million. Purchased transportation decreased $5.9 million driven by lower revenues. In addition, operational changes targeting sustainable improvements in scheduling efficiency, specifically lowering pickup, delivery, and purchased power costs, were offset in September 2019 by the impact of the malware attack, which temporarily disrupted pick-up scheduling, shipment visibility, and load planning. LTL personnel and related benefits increased $1.5 million, while other operating expenses increased $3.3 million primarily due to higher bad debt expense.
Truckload
Operating results in our TL segment declined to an operating loss of $30.1 million in the third quarter of 2019 compared to an operating loss of $6.4 million in the third quarter of 2018. TL operating results for the third quarter of 2019 were negatively impacted by the previously mentioned impairment charges of $14.2 million. TL operating results for the third quarter of 2019 included operations restructuring costs of $13.4 million related to fleet reductions, terminal closings, and severance costs at our dry van business. TL revenues decreased $13.5 million while purchased transportation costs decreased $5.0 million. The decline in TL revenues was primarily attributable to revenue declines at our dry van and intermodal businesses. Dry van revenues were $8.0 million lower period-over-period, of which approximately $4 million was due to the impact of the strike at a customer, GM. TL depreciation expense increased $2.6 million due to higher property and equipment balances attributable to finance leases. TL personnel and related benefits decreased $1.3 million, while other operating expenses increased $9.8 million. Higher other operating expenses was due to the previously mentioned operation restructuring costs of $13.4 million, partially offset by lower equipment operating lease and maintenance costs of $3.5 million and lower fuel costs of $1.8 million.
Other Operating Expenses
Other operating expenses that were not allocated to our Ascent, Active On-Demand, LTL or TL segments increased $3.5 million as we incurred $8.5 million in the third quarter of 2019 compared to $5.0 million in the third quarter of 2018. Restructuring and restatement costs associated with indemnification advances, legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring were $4.3 million and $4.7 million in the third quarter of 2019 and 2018, respectively. Also impacting other operating expenses was higher insurance costs $6.1 million, partially offset by higher rental income from equipment leased to ICs of $1.6 million.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Consolidated Results
Consolidated revenues decreased to $1,447.0 million in the first nine months of 2019 compared to $1,664.6 million in the first nine months of 2018. Lower revenues in all of our segments contributed to the decrease. The table below shows the changes in revenues and is based on management's analysis and estimates.

(In thousands)	For The Nine Months Ended September 30, 2019

	Ascent	Active On-Demand	LTL	TL	Corporate/ Eliminations	Total
YTD Revenue 2018	$425,205	$505,753	$344,237	$430,981	$(41,582)	$1,664,594
Organic Growth (Decline)	(37,452)	(139,851)	(9,913)	(21,252)	15,422	(193,046)
Strike at General Motors	—	(13,365)	—	(4,050)	—	(17,415)
Malware Attack	—	—	(7,150)	—	—	(7,150)
YTD Revenue 2019	$387,753	$352,537	$327,174	$405,679	$(26,160)	$1,446,983
Percent change in year over year revenue	(8.8)%	(30.3)%	(5.0)%	(5.9)%		(13.1)%
Our consolidated operating loss was $251.4 million in the first nine months of 2019 compared to $35.6 million in the first nine months of 2018. Lower consolidated operating results in the first nine months of 2019 were attributable to a decrease in operating performance in all of our segments which is discussed below. Also impacting consolidated operating loss in the first nine months of 2019 were impairment charges of $148.8 million. Included in the impairment charges were goodwill impairment charges of $127.5 million and intangible asset impairment charges of $6.4 million. These impairment charges are discussed in further detail within Critical Accounting Policies and Estimates later in this discussion. We also recorded asset impairment charges of $1.1 million related to leased assets that have no expected future cash flows and will be disposed of in future periods, as well as assets held for sale in our TL segment. We also recognized software impairment charges of $13.8 million associated with the abandonment of current software development in favor of alternative customized software solutions. Both periods were also impacted by operations restructuring costs of $13.4 million and $4.7 million, respectively.
Our consolidated net loss was $266.7 million in the first nine months of 2019 compared to $107.2 million in the first nine months of 2018. In addition to the explanations provided above for our consolidated operating loss, our consolidated net loss in the first nine months of 2019 was impacted by a decrease in interest expense, partially offset by a loss on debt restructuring of $2.3 million.
Interest expense decreased to $14.0 million during the first nine months of 2019 from $79.6 million during the first nine months of 2018, primarily due to the waiver of interest on the preferred stock until it was fully redeemed in the first quarter of 2019 after completion of the rights offering, partially offset by higher interest expense from finance leases.
The benefit from income taxes was $1.0 million for the first nine months of 2019 compared to $8.0 million for the first nine months of 2018. The effective tax rate was 0.4% during the first nine months of 2019 and 7.0% during the first nine months of 2018. The effective tax rate varies from the federal statutory rate of 21.0% primarily due to adjustments to the valuation allowance for deferred tax assets, adjustments for permanent differences, and state income taxes. The federal tax benefit for 2019 was entirely offset by adjustments to the valuation allowance. Significant permanent differences include the non-deductible portion of goodwill impairment charges in 2019 and non-deductible interest expense associated with our preferred stock in 2018. The state tax benefit for both years was partially offset by adjustments to the valuation allowance.
The rest of our discussion will focus on the operating results of our four segments:
Ascent Global Logistics
Operating results in our Ascent segment declined to an operating loss of $17.8 million for the first nine months of 2019 compared to operating income of $21.5 million in the first nine months of 2018. Ascent operating results for the first nine months of 2019 were negatively impacted by the previously mentioned goodwill impairment charge of $34.5 million. Ascent revenues decreased $37.5 million and purchased transportation decreased $34.2 million primarily attributable to lower volumes and rates in our domestic freight management business, partially offset by improvements in our international freight forwarding (expanded volumes at new and existing customers) and our retail consolidation business (growth from new and existing customers). Ascent personnel and related benefits increased $3.5 million, while other operating expenses decreased $3.3 million primarily due to lower temporary labor costs and sales commission expense.
Active On-Demand
Operating results in our Active On-Demand segment declined as operating income was $0.8 million in the first nine months of 2019 compared to $19.9 million in the first nine months of 2018. Active On-Demand revenues decreased $153.2 million and purchased transportation decreased $135.0 million, attributable to lower market demand for both air and ground expedite, which negatively impacted volumes and rates. Also impacting revenue was the previously mentioned negative impact of the strike at a customer, GM. Active On-Demand personnel and related benefits decreased $1.1 million, while other operating expenses increased $1.7 million primarily due to higher temporary labor costs.
Less-than-Truckload
Operating results in our LTL segment declined to an operating loss of $23.0 million in the first nine months of 2019 compared to an operating loss of $17.5 million in the first nine months of 2018. TL operating results for the first nine months of 2019 were negatively impacted by the previously mentioned impairment charges of $1.1 million. LTL revenues decreased $17.1 million due to a decrease in shipping volumes related to a reduction in selected service areas in order to reduce unprofitable freight, as well as the previously mentioned malware attack resulting in approximately $7 million of lost revenue. Purchased transportation decreased $17.7 million driven by both by lower revenues and operational changes made targeting sustainable improvements in scheduling efficiency. LTL personnel and related benefits increased $2.2 million, while other operating expenses increased $2.0 million. The increase in LTL other operating expenses was primarily due to higher equipment maintenance costs and bad debt expense, partially offset by lower equipment rental expense.
Truckload
Operating results in our TL segment declined to an operating loss of $140.6 million in the first nine months of 2019 compared to an operating loss of $17.0 million in the first nine months of 2018. TL operating results for the first nine months of 2019 were negatively impacted by the previously mentioned impairment charges of $109.5 million. TL operating results also included operations restructuring costs of $13.4 million and $4.7 million for the first nine months of 2019 and 2018, respectively. TL revenues decreased $25.3 million while purchased transportation costs decreased $8.3 million. The decline in TL revenues was primarily attributable to revenue declines across all businesses. Dry van revenues were negatively impacted by the previously mentioned strike at a customer, GM. TL depreciation expense increased $10.3 million due to higher property and equipment balances attributable to finance leases. TL personnel and related benefits decreased $1.4 million, while other operating expenses decreased $1.7 million. Lower other operating expenses was due to lower equipment operating lease and maintenance costs of $8.1 million, lower fuel costs of $4.7 million.
Other Operating Expenses
Other operating expenses that were not allocated to our Ascent, Active On-Demand, LTL or TL segments increased to $22.3 million in the first nine months of 2019 compared to $21.0 million in the first nine months of 2018. Restructuring and restatement costs associated with indemnification advances, legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring of $10.9 million and $15.5 million in the first nine months of 2019 and 2018, respectively. Also impacting other operating expenses was higher insurance costs of $9.1 million, partially offset by higher rental income from equipment leased to ICs of $5.1 million.
Additionally, software impairment charges of $13.8 million in the first nine months of 2019 associated with the abandonment of current software development in favor of alternative customized software solutions were not allocated to our segments.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our credit facilities, the issuance of common stock, the issuance of preferred stock, and cash flows from operations. Our primary cash needs are and have been to fund our operations, normal working capital requirements, repay our indebtedness, and finance capital expenditures. As of September 30, 2019, we had $5.8 million in cash and cash equivalents, $29.2 million of adjusted excess availability under the ABL Credit Facility, and availability of $20 million under the Revolving Credit Notes as discussed below.
We have taken a number of actions to continue to support our operations and meet our obligations in light of the incurred losses and negative cash flows experienced over the past several years. In February 2019, we closed the $200 million ABL Credit Facility and the completion of the $61.1 million Term Loan Credit Facility, both maturing on February 28, 2024. In August 2019, we entered into a Fee Letter with entities affiliated with Elliott to arrange for Letters of Credit in an aggregate Face Amount of $20 million to support our obligations under the ABL Credit Facility. The Face Amount was subsequently increased to $30 million later in August 2019. In September 2019, we issued Revolving Notes to entities affiliated with Elliott. Pursuant to the Revolving Notes, we may borrow from time to time up to $20 million from Elliott on a revolving basis. On October 21, 2019, we entered into the Second Fee Letter Amendment with Elliott with respect to the Fee Letter to increase the Face Amount from $30 million to $45 million. On November 5, 2019, we entered into amendments to the ABL Credit Facility and the Term Loan Credit Facility which enabled us to enter into the Third Lien Credit Facility with Elliott Associates, L.P. and Elliott International, L.P, as Lenders, and U.S. Bank National Association, as Administrative Agent. The Third Lien Credit Facility allows us to request, subject to approval by the Lenders, additional financing up to $100 million and matures on August 24, 2026. We are using the initial $20 million Term Loan Commitment under the Third Lien Credit Facility to refinance our Revolving Notes. These financing transactions are discussed in further detail later in this section.
Additionally, on November 5, 2019, we announced the sale of our Roadrunner Intermodal Services business to Universal Logistics Holdings, Inc. for $51.25 million in cash, subject to customary purchase price and working capital adjustments.
We expect to utilize the financing available under the Third Lien Credit Facility, subject to approval by the Lenders, to satisfy our liquidity needs. We believe that this action is probable of occurring and mitigates the liquidity risk raised by our historical operating results, and satisfies our estimated liquidity needs during the next 12 months from the issuance of the financial statements.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, then our liquidity needs may exceed availability and we might need to secure additional sources of funds, which may or may not be available. Additionally, a failure to generate additional liquidity could negatively impact our ability to perform the services important to the operation of our business.
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
The preferred stock was mandatorily redeemable and, as such, was presented as a liability on the condensed consolidated balance sheets. At each preferred stock dividend payment date, we had the option to pay the accrued dividends in cash or to defer them. Deferred dividends earned dividend income consistent with the underlying shares of preferred stock. We elected to measure the value of the preferred stock using the fair value method. Under the fair value method, issuance costs were expensed as incurred. The fair value of the preferred stock increased by $32.8 million and $70.5 million during the three and nine months ended September 30, 2018, respectively, which was reflected in interest expense - preferred stock.

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

Credit Facilities
ABL Credit Facility
On February 28, 2019, we and our direct and indirect domestic subsidiaries entered into the ABL Credit Facility. The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for FILO Loans (as defined in the ABL Credit Facility), (ii) $20.0 million may be used for Swing Line Loans (as defined in the ABL Credit Facility), and (iii) $30.0 million may be used for letters of credit. The ABL Credit Facility provides that the revolving line of credit may be increased by up to an additional $100.0 million under certain circumstances. We initially borrowed $141.4 million under the ABL Credit Facility and used the initial proceeds for working capital purposes and to repay our Prior ABL Facility. The ABL Credit Facility matures on February 28, 2024. We had adjusted excess availability under the ABL Credit Facility of $29.2 million as of September 30, 2019.
On August 2, 2019, we and our direct and indirect domestic subsidiaries entered into the ABL Facility Amendment. Pursuant to the ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, add Acceptable Letters of Credit (as defined in the ABL Facility Amendment) to the Borrowing Base (as defined in the ABL Credit Facility as amended by the ABL Facility Amendment).
On September 17, 2019, we and our direct and indirect domestic subsidiaries entered into the Second ABL Facility Amendment effective as of September 13, 2019. Pursuant to the Second ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) extend the deadline for providing a reasonably detailed plan for achieving our stated liquidity goals and objectives in connection with our go-forward business plan and strategy, and (ii) eliminate one of the exceptions to the limitation on Dispositions (as defined the ABL Credit Facility).
On October 21, 2019, we and our direct and indirect domestic subsidiaries entered into the Third ABL Facility Amendment. Pursuant to the Third ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) increase the amount of Acceptable Letters of Credit that can be added to the Borrowing Base from $30 million to $45 million, (ii) increase the Applicable Margin by 100 basis points, (iii) permit certain Specified Dispositions provided that the Net Cash Proceeds are used to pay down the Revolving Credit Facility or the Term Loan Obligations as specified, (iv) increase the Availability Block by the greater of (x) 50% of the Net Cash Proceeds from the Specified Dispositions, or (y) $7.5 million or $1.5 million based upon the applicable Specified Disposition, (v) extend the applicable date for the Fixed Charge Trigger Period from October 31, 2019 to March 31, 2020, and (vi) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed $100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after the Maturity Date.
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
On September 17, 2019, we and our direct and indirect domestic subsidiaries entered into the Second Term Loan Facility Amendment effective as of September 13, 2019. Pursuant to the Second Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) add a requirement to deliver a reasonably detailed plan for achieving our stated liquidity goals and objectives in connection with our go-forward business plan and strategy, and (ii) eliminate one of the exceptions to the limitation on Dispositions (as defined the Term Loan Credit Facility).
On October 21, 2019, we and our direct and indirect domestic subsidiaries entered into the Third Term Loan Facility Amendment. Pursuant to the Third Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) permit certain Specified Dispositions, (ii) eliminate our ability to request new CapX Loans, and (iii) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed

$100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after the Maturity Date.
Prior ABL Facility
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
On August 20, 2019, we entered into a First Amendment to the Fee Letter, pursuant to which the maximum face amount of the Letters of Credit (as defined in the Fee Letter Amendment) that may be used to support our obligations under the ABL Credit Facility was increased from $20 million to $30 million.
On October 21, 2019, we entered into the Second Fee Letter Amendment. Pursuant to the Second Fee Letter Amendment, the Fee Letter was amended to, among other things, increase the maximum face amount of the Letters of Credit (as defined in the Fee Letter Amendment) that may be used to support our obligations under the ABL Credit Facility from $30 million to $45 million.
Revolving Notes
On September 20, 2019, we issued Revolving Notes to entities affiliated with Elliott. Pursuant to the Revolving Notes, we may borrow from time to time up to $20 million from Elliott on a revolving basis. Interest on any advances under the Revolving Notes will bear interest at a rate equal to the LIBOR Rate (as defined therein) plus 7.50%, and interest shall be payable on a quarterly basis beginning on December 1, 2019. The Revolving Notes mature on November 15, 2020.
Third Lien Credit Facility
On November 5, 2019, we entered into the Third Lien Credit Facility with U.S. Bank National Association, as the Administrative Agent, and Elliott Associates, L.P. and Elliott International, L.P, as Lenders. We are using the initial $20 million Term Loan Commitment (as defined in the Third Lien Credit Agreement) under the Third Lien Credit Facility to refinance its $20 million principal amount of unsecured debt to the Lenders.
The loans under the Third Lien Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 7.50%; or (b) the Base Rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 6.50%. Interest under the Third Lien Credit Facility shall be paid in kind by adding such interest to the principal amount of the applicable Term Loans on the applicable Interest Payment Date; provided that to the extent permitted by the ABL Loan Agreement, the Senior Term Loan Credit Agreement and the Intercreditor Agreement, we may elect that all or a portion of interest due on an Interest Payment Date shall be paid in cash by providing written notice to the Administrative Agent at least five Business Days prior to the applicable Interest Payment Date specifying the amount of interest to be paid in cash. The Third Lien Credit Facility matures on August 26, 2024.
The obligations under the Third Lien Credit Agreement are guaranteed by each of our domestic subsidiaries pursuant to a guaranty included in the Third Lien Credit Agreement. As security for our obligations under the Third Lien Credit Agreement, we have granted a third priority lien on substantially all of our assets (including their equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts)) and proceeds and accounts related thereto, and substantially all of our other tangible and intangible personal property, including the capital stock of certain of our direct and indirect subsidiaries.
The Third Lien Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Third Lien Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Third Lien Credit Agreement to be in full force and effect, and a change of control.
See Note 4, Debt, and Note 5, Preferred Stock, to our condensed consolidated financial statements in this Form 10-Q for additional information regarding the ABL and Term Loan Credit Facilities, the Fee Letter, the Revolving Credit Notes, and preferred stock, respectively.
We do not believe that the limitations imposed by the terms of our debt agreements have any significant impact on our liquidity, financial condition, or results of operations. We believe that these resources will be sufficient to meet our working capital, debt service, and capital investment obligations for the foreseeable future.
Trading of the Company's Common Stock on the New York Stock Exchange
On October 4, 2018 we received a notice from the NYSE that we had fallen below the NYSE’s continued listing standards relating to minimum average global market capitalization and total stockholders’ investment, which require that either our average global market capitalization be not less than $50 million over a consecutive 30 trading day period, or our total stockholders’ investment be not less than $50 million. Pursuant to the NYSE continued listing standards, we timely notified the NYSE that we intended to submit a plan to the NYSE demonstrating how we intend to regain compliance with the continued listing standards within the required 18-month timeframe. We timely submitted our plan, which was subsequently accepted by the NYSE. During the 18-month cure period, our shares will continue to be listed and traded on the NYSE, subject to our compliance with other listing standards. The NYSE notification does not affect our business operations or our SEC reporting requirements. As a result of the completion of the rights offering, we believe we have taken the necessary steps to regain compliance with this listing standard, however, we must remain above the $50 million average market capitalization or the $50 million total stockholders' investment requirements for two consecutive quarters (or six months) before we can be considered in compliance with this listing standard. On September 10, 2019, we received a notice from the NYSE that we are now back in compliance with the NYSE's quantitative listing standards. This decision comes as a result of our achievement of compliance with the NYSE's minimum market capitalization and stockholders' equity requirements over the past two consecutive quarters.
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
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(42,741)	$(1,983)
Investing activities	(17,106)	(15,606)
Financing activities	54,493	1,906
Net change in cash and cash equivalents	$(5,354)	$(15,683)

Cash Flows from Operating Activities
Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, provision for bad debts, deferred taxes, and the effect of changes in working capital and other activities.
The difference between our $266.7 million of net loss and the $42.7 million of cash used in operating activities during the nine months ended September 30, 2019 was primarily attributable to $158.9 million of non-cash impairment charges, $46.4 million of depreciation and amortization expense, $7.9 million of share-based compensation expense and a loss on debt restructuring of $2.3 million with the remainder attributable to changes in working capital.
The difference between our $107.2 million of net loss and the $2.0 million of cash used in operating activities during the nine months ended September 30, 2018 was primarily attributable to the change in the value of our preferred stock of $70.5 million and $28.4 million of depreciation and amortization expense, with the remainder attributable to changes in working capital.
Cash Flows from Investing Activities
Cash used in investing activities was $17.1 million during the nine months ended September 30, 2019, which was attributable to $20.4 million of capital expenditures used to support our operations, partially offset by the proceeds from the sale of equipment of $3.3 million. We expect total 2019 capital expenditures to be in a range of $95 to $105 million, excluding conversions of operating leases to finance leases. A majority of our 2019 capital expenditures are expected to be funded with non-cash finance leases as opposed to up-front cash, however, we expect to spend approximately $27 million of cash on capital expenditures in 2019.
Cash used in investing activities was $15.6 million during the nine months ended September 30, 2018, which was attributable to $16.9 million of capital expenditures used to support our operations, partially offset by the proceeds from the sale of equipment of $1.3 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $54.5 million during the nine months ended September 30, 2019, which primarily reflects the issuance of common stock from the rights offering of $450.0 million, an increase in borrowings of $26.2 million and proceeds from insurance premium financing of $20.7 million, partially offset by the repayments of the preferred stock and related accrued and unpaid dividends of $402.9 million, payments on finance lease obligations of $13.9 million, payments on insurance premium financing of $12.2 million and common stock issuance costs of $10.5 million.
Cash provided by financing activities was $1.9 million during the nine months ended September 30, 2018, which primarily reflects the issuance of Series E-1 Preferred Stock of $35.0 million and proceeds from insurance premium financing of $17.8 million, partially offset by a reduction in borrowings of $40.6 million and payments on insurance premium financing of $6.3 million.
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
After the change in segments, we have five reporting units for our four segments: one reporting unit for our TL segment; one reporting unit for our LTL segment; one reporting unit for our Active On-Demand segment; and two reporting units for our Ascent segment, which are the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit. We conduct our goodwill impairment analysis for each of our five reporting units as of July 1 of each year. Since the forecasted results of the Domestic and International Logistics businesses indicate that the carrying value of the goodwill is not recoverable, we recorded a goodwill impairment charge of $34.5 million for the three months ended September 30, 2019. After the impairment charge, the Domestic and International Logistics reporting unit has remaining goodwill of $64.0 million as of September 30, 2019. The fair value of the Warehousing & Consolidation reporting unit exceeded its respective carrying values, thus no impairment was indicated for this reporting unit. The TL, LTL, and Active On-Demand reporting units had no remaining goodwill as of July 1, 2019.
The table below provides a sensitivity analysis for the Domestic and International Logistics reporting unit, which shows the estimated fair value impacts related to a 50-basis point increase or decrease in the discount and long-term growth rates used in the valuation as of July 1, 2019.

Approximate Percent Change in Estimated Fair Value
	+/- 50 bps Discount Rate	+/- 50bps Growth Rate

Domestic and International Logistics reporting unit	(3.6%) / 2.6%	1.0% / (2.6%)

Other intangible assets recorded consisted primarily of definite lived customer relationships. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indicators of impairment were identified in connection with the operating performance of one of our business operations within the TL segment, and as a result, $1.9 million of non-cash impairment charges were recorded in the second quarter of 2019. Indicators of impairment were identified in connection with the declining operating performance of one of our businesses within the LTL segment and one of our businesses within the TL segment. As a result, $4.5 million of non-cash impairment charges related to intangible assets were recorded for the three months ended September 30, 2019. We identified indicators of impairment with certain other business operations and performed the required impairment analysis, but no impairment was identified.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q for the quarter ended September 30, 2019, our Chief Executive Officer (“CEO”, serving as our Principal Executive Officer) and our Chief Financial Officer (“CFO”, serving as our Principal Financial Officer and Principal Accounting Officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 were still present as of September 30, 2019 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of September 30, 2019 based on a number of factors including, but not limited to, (a) substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b) internal reviews to identify material accounting errors, and (c) the remediation actions as discussed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Auto, Workers Compensation and General Liability Reserves
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million per occurrence for workers compensation. We believe we have adequate insurance to cover losses in excess of our self-insured and deductible amount. As of September 30, 2019 and December 31, 2018, we had reserves for estimated uninsured losses of $33.1 million and $26.8 million, respectively, included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
General Litigation Proceedings
Jeffrey Cox and David Chidester filed a complaint against certain of our subsidiaries in state court in California in a post-acquisition dispute. The complaint alleges contract, statutory and tort-based claims arising out of the Central Cal Agreement. The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The settlement accountant selected by the parties provided a final determination that a contingent purchase obligation of $2.1 million was due to the plaintiffs. In July 2019, the $2.1 million settlement accountant determination was approved by the court, which we paid in July 2019. The plaintiffs filed a motion for an award of their fees and costs. We opposed that motion and brought our own motion to recover certain fees related to its enforcement of the settlement accountant process. We intend to pursue other matters involving these plaintiffs. As part of the Central Cal matter, the plaintiffs also claimed violations of California's Labor Code related to the plaintiff's respective employment with the Central Cal Transportation, LLC. The plaintiffs also have employment-related claims related to the plaintiff's respective employment with Central Cal Transportation, LLC. In February 2018, Plaintiff David Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Plaintiff Jeffrey Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. Discovery is now complete and the case has not yet been scheduled for trial.
Warren Communications News, Inc. (“Warren”) made certain allegations against us of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). In June 2019, the parties reached a settlement agreement and release to resolve any and all concerns between the parties, voluntarily and without admission of liability and the settlement amount was paid by us in July 2019.
In addition to the legal proceeding described above, we are a defendant in various purported class-action lawsuits filed through November 2018 alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. We paid approximately $0.5 million and $9.7 million relating to these settlements during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019 and December 31, 2018, we have a liability for settlements, litigation, and defense costs related to these labor matters and the Warren Matter of $0.9 million and $10.8 million, respectively, which are recorded in accrued expenses and other current liabilities on the consolidated balance sheets.
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
Securities Litigation Proceedings
In 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against us and our former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public

Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed the CAC on behalf of a class of persons who purchased our common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC asserted claims arising out to our January 2017 announcement that it would be restating its prior period financial statements and sought certification as a class action, compensatory damages, and attorney’s fees and costs. On March 29, 2019, the parties entered into a Stipulation of Settlement agreeing to settle the action for $20 million, $17.9 million of which will be funded by our D&O carriers ($4.8 million of which is by way of a pass through of the D&O carriers’ payment to us in connection with the settlement of the Federal Derivative Action described below). On September 26, 2019, the Court entered an Order finally approving the settlement and a final judgment. The settlement amount was paid in October.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on our behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden (the “State Derivative Action”). The Complaint asserted claims arising out to our January 2017 announcement that it would be restating its prior period financial statements. On October 15, 2019, the Court entered an Order dismissing the action with prejudice.
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on our behalf and class action claims in the United States District Court for the Eastern District of Wisconsin. On December 22, 2017, Chester County Employees Retirement Fund filed a complaint alleging derivative claims on our behalf in the United States District Court for the Eastern District of Wisconsin. On March 21, 2018, the Court entered an order consolidating the Kent and Chester County actions under the caption Kent v. Stoelting et al (Case No. 17-cv-00893) (the “Federal Derivative Action”). On March 28, 2018, plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint alleging claims on our behalf against Peter Armbruster, Mark DiBlasi, Scott Dobak, Christopher Doerr, Ivor Evans, Brian van Helden, John Kennedy III, Ralph Kittle, Brian Murray, Scott Rued, James Staley, Curtis Stoelting, William Urkiel, Chad Utrup, Judith Vijums, and Michael Ward. The Complain asserted claims arising out to the our January 2017 announcement that it would be restating its prior period financial statements.The complaint sought monetary damages, improvements to our corporate governance and internal procedures, an accounting from defendants of the damages allegedly caused by them and the improper amounts the Defendants allegedly obtained, and punitive damages. On March 28, 2019, the parties entered into a Stipulation of Settlement, which provides for certain corporate governance changes and a $6.9 million payment, $4.8 million of which will be paid by our D&O carriers into an escrow account to be used by us to settle the class action described above and $2.1 million of which will be paid by our D&O carriers to cover plaintiffs attorney’s fees and expenses, subject to court approval. On September 26, 2019, the Court entered an Order finally approving the settlement and a final judgment. The settlement amount was paid in October.
Given the status of the matters above, we concluded in the third quarter of 2018 that a liability is probable and recorded the estimated loss of $22 million which is recorded within accrued expenses and other current liabilities and a corresponding insurance reimbursement receivable of $20 million which is recorded in prepaid expenses and other current assets for all periods presented.
In addition, subsequent to our announcement that certain previously filed financial statements should not be relied upon, we were contacted by the SEC, Financial Industry Regulatory Authority (“FINRA”), and the Department of Justice (“DOJ”). The DOJ and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. We have received formal requests for documents and other information. In June 2018, two of our former employees were indicted on charges of conspiracy, securities fraud, and wire fraud as part of the ongoing DOJ investigation. In April 2019, the indictment was superseded with an indictment against those two former employees as well as our former Chief Financial Officer.  In the superseding indictment, Count I alleges that all defendants engaged in conspiracy to fraudulently influence accountants and make false entries in a public company’s books, records and accounts. Counts II-V allege specific acts by all defendants to fraudulently influence accountants. Counts VI through IX allege specific acts by all defendants to falsify entries in a public company’s books, records, and accounts. Count X alleges that all defendants engaged in conspiracy to commit securities fraud and wire fraud. Counts XI - XIII allege specific acts by all defendants of securities fraud. Counts XIV - XVII allege specific acts by all defendants of wire fraud. Count XVIII alleges bank fraud by our former Chief Financial Officer. Count XIX alleges securities fraud by one of the former employees.
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
We are cooperating fully with the joint DOJ and SEC investigation. Even though we are not named in this investigation, we have an obligation to indemnify former employees and directors. However, given the status of this matter, we are unable to reasonably estimate the potential costs or range of costs at this time. Any costs will be our responsibility as we have exhausted all of our insurance coverage for these costs.

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
There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and "Part II - Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the period ended June 30, 2019, except as noted below.
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
We have been, and in the future may be, subject to cybersecurity and malware attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber- or malware-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. In September 2019, we suffered a server and applications quarantine caused by a malware attack, which negatively impacted our revenue in the third quarter of 2019 at the LTL segment by approximately $7 million due to our systems being unavailable for a brief period of time. In addition, on May 30, 2018, we became aware of unauthorized access into our information technology systems, and on July 2, 2018, we became aware of additional unauthorized access, each as a result of a phishing campaign attack upon our employees. After an investigation conducted by third party forensic investigators, we discovered a significant breach and loss of information regarding a substantial portion of our ICs and employees, including, but not limited to, their names, addresses, Social Security numbers, financial account information, medical information, insurance information, and other types of identifying or sensitive information. On November 7, 2018, we were sued in a class action in the United States District Court for the Northern District of Illinois in connection with the foregoing cybersecurity attacks, alleging we failed to adequately safeguard and secure the identifying information of our employees and failed to provide timely notice as to how and when sensitive information regarding our employees had been given to unknown persons. We have referred this claim to our cybersecurity insurance provider and have obtained counsel to defend us in this suit. While we do not expect our exposure under this matter to be material, we cannot guarantee that this matter will not have a material adverse effect on our liquidity, financial condition, and results of operations.
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

ITEM 5.	OTHER INFORMATION
Third Lien Credit Agreement
On November 5, 2019, the Company and its direct and indirect domestic subsidiaries entered into a credit agreement (the “Third Lien Credit Agreement”) with U.S. Bank National Association, as Administrative Agent (the “Administrative Agent”), and Elliott Associates, L.P. and Elliott International, L.P, as Lenders (the “Third Lien Credit Facility”). The Company is using the initial $20 million Term Loan Commitment (as defined in the Third Lien Credit Agreement) under the Third Lien Credit Facility to refinance its $20 million principal amount of unsecured debt to the Lenders. Upon notice to the Administrative Agent, the Company may, at any time and from time to time, request that the Lenders provide additional Term Loans under the Third Lien Credit Facility; provided that the aggregate principal amount of Term Loans under the Third Lien Credit Facility, including those additional Term Loans requested, would not exceed the amount allowed under the terms of the Senior Term Loan Credit Agreement, the ABL Loan Agreement and the Intercreditor Agreement (each as defined in the Third Lien Credit Agreement). No Lender under the Third Lien Credit Facility is required to provide such additional Term Loans and each such Lender may agree to such increase in its sole discretion. Any such increase, if agreed, is required to be effected through an amendment to the Third Lien Credit Facility.
The loans under the Third Lien Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 7.50%; or (b) the Base Rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 6.50%. Interest under the Third Lien Credit Facility shall be paid in kind by adding such interest to the principal amount of the applicable Term Loans on the applicable Interest Payment Date; provided that to the extent permitted by the ABL Loan Agreement, the Senior Term Loan Credit Agreement and the Intercreditor Agreement, the Company may elect that all or a portion of interest due on an Interest Payment Date shall be paid in cash by providing written notice to the Administrative Agent at least five Business Days prior to the applicable Interest Payment Date specifying the amount of interest to be paid in cash. The Third Lien Credit Facility matures on August 26, 2024.
The obligations under the Third Lien Credit Agreement are guaranteed by each of the Company’s domestic subsidiaries pursuant to a guaranty included in the Third Lien Credit Agreement. As security for the Company’s and its subsidiaries’ obligations under the Third Lien Credit Agreement, each of the Company and its domestic subsidiaries have granted a third priority lien on substantially all of their assets (including their equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts)) and proceeds and accounts related thereto, and substantially all of the Company’s and its domestic subsidiaries’ other tangible and intangible personal property, including the capital stock of certain of the Company’s direct and indirect subsidiaries.
The Third Lien Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Third Lien Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Third Lien Credit Agreement to be in full force and effect, and a change of control of the Company.

The foregoing description of the terms of the Third Lien Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Third Lien Credit Agreement, a copy of which is attached hereto as Exhibit 10.61.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

10.52(A)
First Amendment to Credit Agreement, entered into as of August 2, 2019, among Roadrunner Transportation Systems, Inc., the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (1)

10.52(B)
Second Amendment to Credit Agreement, effective as of September 13, 2019, among Roadrunner Transportation Systems, Inc., the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (2)

10.53(A)
First Amendment to Credit Agreement, entered into as of August 2, 2019, among Roadrunner Transportation Systems, Inc., the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (1)

10.53(B)
Second Amendment to Credit Agreement, effective as of September 13, 2019, among Roadrunner Transportation Systems, Inc., the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (2)

10.57 (A)	Multiple Advance Revolving Credit Note, issued by Roadrunner Transportation Systems, Inc. on September 20, 2019 to Elliott International, L.P. (2)

10.57 (B)	Multiple Advance Revolving Credit Note, issued by Roadrunner Transportation Systems, Inc. on September 20, 2019 to Elliott Associates, L.P. (2)

10.58	Fee Letter, entered into as of August 2, 2019, among Roadrunner Transportation Systems, Inc., Elliott Associates, L.P., and Elliott International, L.P. (1)

10.59*+	Separation Agreement and Release, dated August 30, 2019, between Roadrunner Transportation Systems, Inc. and Terence R. Rogers.

10.60*+	Employment Agreement, dated as of September 9, 2019, between Roadrunner Transportation Systems, Inc. and Patrick J. Unzicker.

10.61+
Credit Agreement, dated as of November 5, 2019, between Roadrunner Transportation Systems, Inc., Elliott Associates, L.P. and Elliott International, L.P. (as Lenders), and U.S. Bank National Association, as Administrative Agent

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

(1) Incorporated by reference to the registrant’s Current Report on Form 10-Q filed with the SEC on August 6, 2019.
(2) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2019.

* Indicates management contract or compensation plan or agreement
+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: November 12, 2019	By:	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)