Form 10-K
period 2019-12-31
Roadrunner Transportation Systems, Inc.
filed 2020-03-30
CIK 1440024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Commission File Number 001-34734

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2454942
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1431 Opus Place, Suite 530 Downers Grove, Illinois	60515
(Address of Principal Executive Offices)	(Zip Code)
(414) 615-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	RRTS	The New York Stock Exchange
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
an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $33.5 million based on the closing price of such stock as reported on The New York Stock Exchange on such date.
As of March 27, 2020, there were outstanding 37,892,603 shares of the registrant’s Common Stock, par value $.01 per share.

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
Overview
We are a leading asset-right transportation and asset-light logistics service provider offering a suite of solutions under the Roadrunner and Ascent Global Logistics brands. The Roadrunner brand offers less-than-truckload and truckload services. Ascent Global Logistics offers domestic freight management and brokerage, international freight forwarding, customs brokerage and premium mission critical air and ground expedite solutions. We serve a diverse customer base in terms of end-market focus and annual freight expenditures. We are headquartered in Downers Grove, Illinois with operations primarily in the United States.
Effective April 1, 2019, we changed our segment reporting to separate our Ascent On-Demand air and ground expedite business from our truckload business. Segment information for all prior periods has been revised to align with the new segment structure.
Our four segments are as follows:
Ascent Global Logistics. Within our Ascent Global Logistics (or “Ascent”) business, we offer a full portfolio of domestic and international transportation and logistics solutions, including access to cost-effective and time-sensitive modes of transportation within our broad network. Our Ascent business is reported in two segments.

•
Our Ascent Transportation Management segment (“Ascent TM”) provides domestic freight management solutions including asset-backed truckload brokerage, specialized/heavy haul, LTL shipment execution, LTL carrier rate negotiations, access to our Transportation Management System and freight audit/payment services. Ascent TM also provides clients with international freight forwarding, customs brokerage, regulatory compliance services and project and order management. Ascent TM serves its customers through either its direct sales force or through a network of independent agents. Our customized Ascent TM offerings are designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service.

•
Our Ascent On-Demand segment (“Ascent OD”), formerly Active On-Demand, provides ground and air expedited services featuring proprietary bid technology, supported by our fleets of ground and air assets. We specialize in the transport of automotive and industrial parts. On-Demand air charter is the segment of the air cargo industry focused on the time-critical movement of goods that requires the timely launch of an aircraft to move freight. These critical movements of freight are typically necessary to prevent a disruption in the supply chain due to lack of components. The primary users of on-demand charter services are just-in-time manufacturers, including auto manufacturers, component manufacturers and heavy equipment makers.

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
Truckload. Within our Truckload (“TL”) segment we serve customers throughout North America. We provide the following services: scheduled and expedited dry van truckload, temperature controlled truckload and other transportation and warehouse operations. We specialize in the transport of automotive and industrial parts, frozen and refrigerated foods, including dairy, poultry, meat, beverages and other consumer products. Our dry van and temperature controlled businesses provide specialized truckload services to beneficial cargo owners, freight management partners and brokers.
Our Industry
Over-the-Road Freight
The over-the-road freight sector includes both private fleets (Company drivers) and “for-hire” carriers. According to the American Trucking Associations (“ATA”), the U.S. freight sector represented revenue of approximately $833.7 billion in 2019 and accounted for approximately 80% of domestic freight transportation spend. The ATA estimates that U.S. freight transportation will increase to over $1.6 trillion by 2030. Private fleets consist of tractors and trailers owned and operated by shippers that move their own goods and, according to the ATA, accounted for revenue of approximately $374.9 billion in 2019. For-hire carriers transport truckload and LTL freight belonging to others and, according to the ATA, accounted for revenue of approximately $458.8 billion in 2019.
Truckload carriers generally dedicate an entire trailer to one shipper from origin to destination and are categorized by the type of equipment they use to haul a shipper’s freight, such as temperature-controlled, dry van, tank, or flatbed trailers. According to the ATA, excluding private fleets, revenue in the U.S. Truckload market was approximately $394.6 billion in 2019.
LTL carriers specialize in consolidating shipments from multiple shippers into truckload quantities for delivery to multiple destinations. LTL carriers are traditionally divided into two categories — national and regional. National carriers typically focus on two-day or longer service across distances greater than 1,000 miles, while regional carriers typically offer delivery in less than two days. According to the ATA, the U.S. LTL market generated revenue of approximately $64.2 billion in 2019.
On Demand Air Charter
On-demand air charter is the segment of the air cargo industry focused on the time critical movement of goods that requires the timely launch of an aircraft to move freight. These critical movements of freight are typically necessary to prevent a disruption in the supply chain due to lack of components. There are approximately 50 certified airlines providing on-demand service in North America. The primary users of on-demand air charter services are just-in-time manufacturers, including auto manufacturers, component manufacturers and heavy equipment makers.
Third-Party Logistics
Third-party logistics (“3PL”) providers offer transportation management solutions and distribution services, including the movement and storage of freight and the assembly of inventory. The U.S. 3PL sector revenue increased from approximately $113.6 billion in 2006 to approximately $213.5 billion in 2018 (and experienced growth each year during such period other than from 2008 to 2009), according to Armstrong & Associates, Inc., a leading supply chain market research firm. In addition, only 13.0% of logistics expenditures by U.S. businesses were outsourced in 2018, according to Armstrong & Associates. In fiscal 2018, U.S. 3PL sector revenues were approximately $213.5 billion, a 15.8% increase from approximately $184.3 billion in 2017. We believe that the market penetration of 3PL providers will expand in the future as companies increasingly redirect their resources to core competencies and outsource their transportation and logistics requirements as they realize the cost-effectiveness of 3PL providers.
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
Sales Personnel and Agent Network. In our TL business, we arrange the pickup and delivery of freight either through our direct sales force or other Company relationships including management, dispatchers, or customer service representatives. In our LTL business, we market and sell our LTL services through a sales force of over 60 people, consisting of account executives, sales managers, inside sales representatives, and commissioned sales representatives. In our Ascent business, we have approximately 50 direct salespeople located in 23 Company offices, commissioned sales representatives, and a network of approximately 60 independent agents. Agents complement our Company sales force by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, agents typically provide immediate revenue and do not require us to invest in incremental overhead. Agents own or lease their own office space and pay for other costs associated with running their operations.
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
Purchased Transportation Costs. Purchased transportation costs within our TL business are generally based either on negotiated rates for each load hauled or spot market rates for ground transportation services. Purchased transportation costs within our LTL business represent payments to ICs, over-the-road purchased power providers, intermodal service providers, brokers and agents, based on a combination of contractually agreed-upon and spot market rates. Within our Ascent business, purchased transportation costs represent payments made to ground, ocean, and air carriers, ICs, brokers and agents, based on a combination of contractually agreed-upon and spot market rates. Purchased transportation costs are the largest component of our cost structure. Our purchased transportation costs typically increase or decrease in proportion to revenues.
Personnel and Related Benefits. Personnel and related benefits costs are a large component of our overall cost structure. We employ approximately 800 Company drivers who are paid either per mile or at an hourly rate. In addition, we employ approximately

800 dock and warehouse workers and approximately 2,000 operations and other administrative personnel to support our day-to-day business activities. Personnel and related benefits costs could vary significantly as we may be required to adjust staffing levels to match our business needs.
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
Our Strategy
Our goal is to be the leading asset-right transportation and asset-light logistics service provider in North America. Our strategy includes:
Gain New Customers. Our goal is to expand our customer base and increase our market share in the Ascent TM, Ascent OD and LTL markets. Our expansive geographic reach and broad service offering provides us with the ability to add new customers seeking transportation and logistics solutions. We also believe the pool of potential new customers will grow as the benefits of third-party transportation management solutions continue to be embraced.
Increase Penetration with Existing Customers. With our comprehensive service offering and large global network, we have substantial cross-selling opportunities and the potential to capture a greater share of existing customers' annual transportation and logistics expenditures.
Increase Levels of Integration. We adopted a long-term brand and go-to-market service offering plan in the fourth quarter of 2016. Over the next three years, in order to implement this plan, we expect to increase the level of integration within each of our four segments in order to improve our ability to serve customers. For example, in November of 2016, we re-branded our Roadrunner LTL business as Roadrunner Freight and in January of 2017, we re-branded our Global Solutions business as Ascent Global Logistics. In the first quarter of 2018, we announced the integration and rebranding of several operating companies, including Roadrunner Truckload Plus, into Ascent Global Logistics and in the second quarter of 2018, we restructured our temperature-controlled truckload business by completing the integration of multiple operating companies into one operating unit. In the fourth quarter of 2019, we began a de-emphasis and divestiture of our TL business. These are first steps in the implementation of our long-term brand and go-to-market service offering plan. In the first quarter of 2020, we re-branded our Active On-Demand air and ground expedite business as Ascent On-Demand.
Generate Free Cash Flows. Our scalable business model and low capital expenditures (as a percentage of our revenues) enhance our ability to generate free cash flows and returns on our invested capital and assets.
Focus on Logistics and Asset-Right LTL Businesses. We plan to divest our business in the Truckload segment and narrow our strategic focus to the value-added logistics and asset-right LTL businesses. The goal of this strategy is to improve our operating performance, increase our returns on invested capital, and add significant value-creation opportunities.

Our Services
We are a leading asset-right transportation and asset-light logistics service provider offering a full suite of solutions. In each of our service offerings, we utilize a blend of Company-owned and third-party owned equipment to provide the most cost-effective service for our customers. Because of this blend, we are able to focus primarily on providing quality service rather than on asset utilization. Our customers generally communicate their freight needs to one of our transportation specialists on a shipment-by-shipment basis via telephone, fax, Internet, e-mail, electronic data interchange (“EDI”), or Application Programming Interface (“API”). We leverage a diverse group of third-party carriers and ICs to provide scalable capacity and reliable service to our extensive customer base in North America.
Ascent Global Logistics

Ascent provides domestic freight management, international freight forwarding, and expedite transportation for ground, air charter, air freight and haul carry. We provide the necessary operational expertise, information technology capabilities, and relationships with third-party transportation providers to meet the unique needs of our customers. For customers that require the most comprehensive service plans, we complement their internal logistics and transportation management personnel and operations, enabling them to redirect resources to core competencies, reduce internal transportation management personnel costs, and, in many cases, achieve substantial annual freight savings. Key aspects of our Ascent capabilities include the following:

•
Sales. We have Company brokers that not only engage in the routing and selection of our transportation providers, but also supplement our internal Ascent sales force. Company brokers are responsible for managing existing customer relationships and generating new customer relationships. We also maintain a network of independent brokerage agents, who primarily focus on truckload shipments, which complement our network of Company brokers by bringing pre-existing customer relationships, new customer prospects, and/or access to new geographic markets. Furthermore, they typically provide immediate revenue and do not require us to invest in incremental overhead. Brokerage agents own or lease their own office space and pay for their own communications equipment, insurance, and any other costs associated with running their operation. We invest in the working capital required to execute our quick pay strategy and generally pay a commission to our brokerage agents of the margin we earn on an Ascent shipment. Similar to Company brokers, our brokerage agents engage in the routing and selection of transportation providers for our customer base and perform sales and customer service functions on our behalf. We believe we offer brokerage agents an attractive partnership opportunity as we offer access to our reliable network of purchased power providers and we invest in the working capital required to pay these carriers promptly and assume collection responsibility. As of December 31, 2019, our brokerage agent network consisted of over 60 agents. Additionally, 17 of our brokerage agents generated more than $1 million in revenue in 2019. We believe our increased development efforts and attractive value proposition will allow us to further expand our brokerage agent network and enhance the growth of our Ascent business.

•
Procurement. After a consultation and analysis with our customer to identify cost savings opportunities, we develop an estimate of our customer’s potential savings and design a plan for implementation. If necessary, we manage a targeted bid process based on the customer’s traffic lanes, shipment volumes, and product characteristics, and negotiate rates with reputable carriers. In addition to a cost-efficient rate, the customer receives a summary of projected savings as well as our carrier recommendation.

•
Shipment Planning. Utilizing our technology systems and an expansive multi-modal network of third-party transportation providers, we determine the appropriate mode of transportation and select the ideal provider. In addition, we provide load optimization services based on freight patterns and consolidation opportunities. We also provide rating and routing services, either on-site with one of our transportation specialists, through our centralized truckload pricing, or through our website.

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

•
International Freight Forwarding. We provide comprehensive air (import/export) and ocean (import/export) freight forwarding solutions. For customers requiring ocean freight solutions, we are an Ocean Transportation Intermediary acting as either an ocean freight forwarder (arranging ocean shipments on our client’s behalf on their ocean contracts) or a non-

vessel-operating common carrier (moving shipments on our ocean carrier contracts). We provide full-container-load, less-than-container-load, charters, bulk, refrigerated service, or other unique solutions based on our customers' requirements. For customers requiring air freight solutions, we can provide express, standard and deferred air freight service. We arrange airport-to-airport, airport-to-door, door-to-airport, or door-to-door shipments. We are well-versed in the many technical aspects of government regulations, state and commerce department licensing requirements, foreign government forms, transportation documents, and international collection and banking procedures. We are an authorized International Air Transport Association (“IATA”) agent and also an Indirect Air Carrier authorized by the Transportation Security Administration (“TSA”). We also provide clients a robust Order Management Solution that includes Vendor Compliance/Education, Purchase Order Management, Regulatory Compliance Management, Origin Logistics, Transportation Management (Origin/Destination), and Global Information Management.

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

•
Performance Reporting and Improvement Analysis. Customers utilizing our web reporting system have the ability to review freight bills, develop customized reports online, and access data to assist in financial and operational reporting and planning. Our specialists are also actively driving process improvement by using our technology to identify incremental savings opportunities and efficiencies for our customers.

•
Expedited solutions. We believe that we are a premier provider of expedite transportation for ground, air charter, airfreight and hand carry where we leverage over 25 years of managing on-demand air charter to create a culture with a sense of urgency across all service offerings. Ascent OD is committed to customer service and the execution of each and every mission. Ascent OD's portal solution provides market-driven pricing for clients on every shipment through proprietary spot bid technology. Our Ascent OD service offices are located in Belleville, Michigan at Willow Run Airport (HQ) and Aguascalientes, Mexico which manage all expedite transportation services for our clients.

With a broad Ascent offering, we believe we can accommodate a shipper’s unique needs with any combination of services along our entire spectrum, and cater to their preferred means of shipment processing and communication.
We believe our comprehensive service approach and focus on building long-term customer relationships lead to greater retention of existing business compared to a more short-term gain sharing model employed by many 3PL providers. Before becoming fully operational with a customer, we conduct thorough feasibility and cost savings analyses and collaborate with the customer to create a project scope and timeline with measurable milestones. We believe this approach enables us to identify potential issues, ensure a smooth integration process, and set the stage for long-term customer satisfaction. Within our Ascent operation, we have consistently met customer implementation deadlines and achieved anticipated levels of freight savings.
Less-than-Truckload
We believe we are one of the largest asset-right providers of LTL transportation services in North America in terms of revenue. We provide LTL service originating from points within approximately 150 miles of our service centers to most destinations throughout the United States and parts of Canada. Within the United States, we offer national, long-haul service (1,000 miles or greater), inter-regional service (between 500 and 1,000 miles), and regional service (500 miles or less). We serve a diverse group of customers within a variety of industries, including retail, industrial, paper goods, manufacturing, food and beverage, health care, chemicals, computer hardware, and general commodities.
We use approximately 140 third-party LTL delivery agents to complement our service center footprint and to provide cost-effective full state, national, and North American delivery coverage. Delivery agents also enhance our ability to handle special needs of the final consignee, such as scheduled deliveries and specialized delivery equipment.
We generally utilize a point-to-point LTL model that is differentiated from the traditional, asset-based hub and spoke LTL model. Our model does not require intermediate handling at a break-bulk hub (a large terminal where freight is offloaded, sorted, and reloaded), which we believe represents a competitive advantage.

Key aspects of our LTL service offering include the following:

•
Pickup. In order to stay as close as possible to our customers, we prefer to directly pick up freight whenever cost-effective. We generally directly pick up freight within 150 miles of one of our service centers, primarily utilizing local ICs. Although we generally do not own the tractors or other powered transportation equipment used to transport our customers’ freight, we own or lease trailers for use in local city pickup and delivery. In 2019, we picked up approximately 79% of our customers’ LTL shipments. The remainder was handled by agents with whom we generally have long-standing relationships.

•
Consolidation at Service Centers. Key to our model are our 27 LTL service centers that we lease in strategic markets throughout the United States. At these service centers, numerous smaller LTL shipments are unloaded, consolidated into truckload shipments, and loaded onto a linehaul unit scheduled for a destination city. In order to continuously emphasize optimal load building and enhance operating margins, dock managers review every load before it is dispatched from one of our service centers.

•
Linehaul. Linehaul is the longest leg of the LTL shipment process. In dispatching a load, a linehaul coordinator uses our technology system to optimize cost-efficiency and service by assigning the load to the appropriate IC, Company driver, or purchased power. In 2019, approximately 50% of our linehaul shipments were handled by over 350 ICs with the remainder shipped via Company driver, purchased power, or rail.

•
De-consolidation and Delivery. Within our unique model, linehaul shipments are transported to our service centers, delivery agents, or direct to end users without stopping at a break-bulk hub, as is often necessary under the traditional, asset-based hub and spoke LTL model. This generally reduces physical handling and damage claims. In 2019, we delivered approximately 46% of LTL shipments through our service centers and approximately 54% through our delivery agents.

Truckload
We provide a range of TL solutions for our customers by leveraging our Company drivers, ICs, and a broad base of third-party carriers who operate dry van and temperature-controlled capacity. We arrange the pickup and delivery of TL freight through our 30 TL service centers located throughout the United States. We provide a variety of transportation solutions for dry goods ranging from paper products to steel, refrigerated foods like meat, poultry and beverages. We track all shipments using our proprietary technology and our dedicated service team.
Sales. Our senior management teams are responsible for managing existing customer relationships and generating new customer relationships. Because the performance of these individuals is essential to our success, we offer attractive incentive-based compensation packages that we believe keep our senior management teams motivated, focused, and service-oriented. We supplement our customer relationships with direct customer contact from our broader management teams, dispatchers or customer service representatives.
Capacity
We offer scalable capacity and reliable service to our extensive customer base in North America through a diverse third-party network of transportation providers and Company drivers and pilots. Our various transportation modes include Truckload, LTL, intermodal, and domestic and international air. Only one third-party carrier accounted for more than 3% of our 2019 purchased transportation costs. We ensure that each carrier is properly licensed and we regularly monitor each carrier's safety, capacity, reliability, and pricing trends. Enhanced visibility provided by our technology systems allows us to leverage the competitive dynamics within our network to renegotiate freight rates and provide our customers with more cost-effective transportation solutions while enhancing our operating margins.
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
Our network of transportation providers can be divided into the following groups:
Independent Contractors. ICs are a key part of our long-term strategy to maintain service and provide cost stability. As of December 31, 2019, we had over 1,300 ICs, which consisted of over 900 linehaul and truckload and over 400 local delivery ICs. In selecting our ICs, we adhere to specific screening guidelines in terms of safety records, length of driving experience, and evaluations. In the event of tightening of over-the-road freight capacity, we believe we are well positioned to increase our utilization of ICs as a cost-effective and reliable solution.

To maintain our relationships with our ICs, we offer rates that we believe are competitive. In addition, we focus on keeping our ICs fully utilized in order to limit the number of “empty” miles they drive. We regularly communicate with our ICs and seek new ways to enhance their quality of life. We believe our efforts increase IC retention, which we believe ultimately leads to better service for our customers.
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
Company Drivers. We employ approximately 800 drivers across our businesses.
Delivery Agents. For the de-consolidation and delivery stages of our LTL shipment process, our 27 LTL service centers are complemented by approximately 140 third-party delivery agents. The use of delivery agents is also a key part of our long-term strategy to maintain a variable cost and scalable operating model with minimal overhead.
Flight Operations. We support air freight services, including expedited delivery, with 12 cargo jets, 60 flight operations personnel, including pilots, ground crew, and flight coordinators, and a network of third party air cargo providers.
Ground Expedite. We utilize proprietary bid technology supported by our logistics personnel and our network of Company drivers, ICs and purchased power providers.
Customers
Our goal is to establish long-term customer relationships and achieve year-over-year growth in recurring business by providing reliable, timely, and cost-effective transportation and logistics solutions. We possess the scale, operational expertise, and capabilities to serve shippers of all sizes. We serve an extensive customer base within a variety of end markets, with one direct customer, General Motors, accounting for approximately 16% of our 2019 revenue. Our diverse customer base reduces our exposure to a decline in shipping demand from any one customer and a cyclical downturn within any particular end market.
Sales and Marketing
We currently market and sell our transportation and logistics solutions through sales personnel located throughout the United States. We are focused on actively expanding our sales force to new geographic markets.
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
As of December 31, 2019, our sales force extends into each segment as follows:

•	Ascent TM. We have approximately 50 direct salespeople, Company brokers, and approximately 60 independent brokerage agents, commissioned sales representatives, and agents.

•	Ascent OD. Our direct sales force works in conjunction with Ascent TM and leverages Ascent TM's infrastructure of independent brokerage agents, commissioned sales representatives, and agents.

•	Less-than-Truckload. Our LTL sales team of over 60 people consists of account executives, sales managers, inside sales representatives, and commissioned sales representatives.

•	Truckload. Our direct sales force works in conjunction with direct customer contacts, management, dispatchers or customer service representatives.
Competition
We compete in the North American transportation and logistics services sector. Our marketplace is extremely competitive and highly fragmented. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers, many of whom have larger customer bases and more resources than we do.
In our markets, we compete with global asset-based integrated logistics companies such as FedEx Corporation, United Parcel Service, Inc., and XPO Logistics, Inc., against whom we compete in all of our service lines; asset-based providers, such as ArcBest

Corporation, Old Dominion Freight Line Inc., Werner Enterprises, Inc., and YRC Worldwide, Inc., against whom we compete in our core TL and LTL service offerings; non-asset based and asset-light freight brokerage companies, such as C.H. Robinson Worldwide, Inc., Echo Global Logistics, Inc., Hub Group, Inc., Forward Air Corporation, and Landstar System, Inc., against whom we compete in all of our service offerings; 3PL providers that offer comprehensive transportation management solutions, such as Schneider Logistics, Inc. and Transplace, Inc., against whom we compete in our Ascent offering; and smaller, niche transportation and logistics companies that provide services within a specific geographic region or end market. In our international freight forwarding business, we compete with a large number of service providers. Depending on the trade lane and solution, these competitors include large multi-national providers, such as Expeditors International of Washington, Inc., Kuehne & Nagel International AG / ADR, and DHL Global Supply Chain; regional providers, such as Mallory Alexander International Logistics and Laufer Group International; and local or niche providers. As a result, our focus remains on continuing to provide our customers with exceptional service.
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

•
our asset-right transportation and asset-light logistics service provider, variable cost business model, which will allow us to generate free cash flows and focus greater attention on providing optimal customer service than on asset utilization;

•	our technology systems, which allow us to provide scalable capacity and a high level of customer service across a variety of transportation modes; and

•	our knowledgeable management team with experience leading logistics companies and/or business units, which allows us to benefit from a collective entrepreneurial culture focused on growth.
Seasonality
Our operations are subject to seasonal trends that have been common in the North American over-the-road, ocean, and air freight sectors for many years. Typically, our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September, and December. This pattern has been the result of factors such as inclement weather, national holidays, customer demand, and economic conditions.
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
Our expedited air and ground operations utilize proprietary bid technology, which provides customers with real-time market pricing and logistics options for time sensitive shipments, supported by our fleets of ground and air assets.
Our LTL operation utilizes a web-based system with our transportation management applications. Additionally, we make use of EDI and API's to allow our service centers to communicate electronically with our carriers’ and customers’ internal systems. We offer our customers a paperless process, including quoting, bills of lading, document imaging and shipment tracking and tracing.
Our TL operations teams use technology to dispatch or broker our customers’ freight. Our software enhances our ability to track Company and third-party drivers, tractors, and trailers, which provides customers with visibility into their supply chains. Additionally, our systems allow us to operate as a paperless environment through electronic order entry, resource planning, and dispatch.

Employees
As of December 31, 2019, we employed approximately 3,600 full-time and part-time personnel, which included drivers, pilots, and warehouse, dock and maintenance workers as well as personnel in our management, sales and marketing, brokerage, logistics, customer service, operations, finance, information technology and human resources functions. None of our employees are covered by a collective bargaining agreement and we consider relations with our employees to be good.
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
The TSA has responsibility for aviation security. The TSA requires USA Jet to comply with a Full All-Cargo Aircraft Operator Standard Security Program and the Twelve-Five Standard Security Program, which contain evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations.
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
Insurance
We insure our ICs and Company drivers against third-party claims for accidents or damaged shipments and we bear the risk of such claims. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. If our insurance does not cover all or any portion of the claim amount, we may be forced to bear the financial loss. We attempt to mitigate this risk by carefully selecting IC's and Company drivers using quality control procedures employing safety assessments.
In addition to auto liability, general liability, and cargo claim coverage, our insurance policies also cover other standard industry risks related to workers’ compensation and other property and casualty risks. We are self-insured up to $1.0 million per occurrence for workers compensation. We believe our insurance coverage is comparable in terms and amount of coverage to other companies in our industry. We establish insurance reserves for anticipated losses and expenses and periodically evaluate and adjust the reserves to reflect current trends and our historical experience.
Financial Information About Segments
See Note 16, “Segment Reporting” to the consolidated financial statements in this Form 10-K for financial information about our segments. Effective April 1, 2019, we changed our segment reporting to separate our Ascent OD (formerly Active On-Demand) air and ground expedite business from our truckload business. Segment information for prior periods has been revised to align with the new segment structure.
Significant Events in Fiscal Year 2019
Rights Offering
On February 26, 2019, we closed our previously announced fully backstopped $450 million rights offering, pursuant to which we issued and sold an aggregate of 36 million new shares of our common stock at the subscription price of $12.50 per share. An aggregate of 7,107,049 shares of our common stock were purchased pursuant to the exercise of basic subscription rights and over-subscription rights from stockholders of record during the subscription period, including from the exercise of basic subscription rights by stockholders who are affiliates of Elliott Management Corporation (“Elliott”). In addition, Elliott purchased an aggregate of 28,892,951 additional shares pursuant to the previously announced commitment from Elliott to purchase all unsubscribed shares of our common stock in the rights offering pursuant to a standby purchase agreement (the “Standby Purchase Agreement”) that we entered into with Elliott dated November 8, 2018, as amended (the “backstop commitment”). Overall, Elliott purchased a total of 33,745,308 shares of our common stock in the rights offering between its basic subscription rights and the backstop commitment, and following the closing of the rights offering beneficially owned approximately 90.4% of our common stock.
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
Asset-Based Lending Credit Agreement
On February 28, 2019, we and our direct and indirect domestic subsidiaries entered into a credit agreement with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender, Wells Fargo Bank, National Association and Bank of America, National Association, as Lenders, and the Joint Lead Arrangers and Joint Book Runners party thereto (the “ABL Credit Facility”). The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for FILO Loans (as defined in the ABL Credit Facility), (ii) $20.0 million may be used for Swing Line Loans (as defined in the ABL Credit Facility), and (iii) $30.0 million may be used for letters of credit. The ABL Credit Facility provides that the revolving line of credit may be increased by up to an additional $100.0 million under certain circumstances. We initially borrowed $91.5 million under the ABL Credit Facility and used the initial proceeds for working capital purposes and to repay our prior ABL Facility. The ABL Credit Facility matures on February 28, 2024. We had adjusted excess availability under the ABL Credit Facility of $34.8 million as of December 31, 2019.
On August 2, 2019, we and our direct and indirect domestic subsidiaries entered into a First Amendment to Credit Agreement (the “ABL Facility Amendment”) with respect to the ABL Credit Facility. Pursuant to the ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, add Acceptable Letters of Credit (as defined in the ABL Facility Amendment) to the Borrowing Base (as defined in the ABL Credit Facility as amended by the ABL Facility Amendment).
On September 17, 2019, we and our direct and indirect domestic subsidiaries entered into a Second Amendment to Credit Agreement, effective as of September 13, 2019 (the “Second ABL Facility Amendment”), with respect to the ABL Credit Facility. Pursuant to the Second ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) extend the deadline for providing a reasonably detailed plan for achieving our stated liquidity goals and objectives in connection with our go-forward business plan and strategy, and (ii) eliminate one of the exceptions to the limitation on Dispositions (as defined the ABL Credit Facility).
On October 21, 2019, we and our direct and indirect domestic subsidiaries entered into a Third Amendment to Credit Agreement (the “Third ABL Facility Amendment”) with respect to the ABL Credit Facility. Pursuant to the Third ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) increase the amount of Acceptable Letters of Credit that can be added to the Borrowing Base from $30 million to $45 million, (ii) increase the Applicable Margin by 100 basis points, (iii) permit certain Specified Dispositions provided that the Net Cash Proceeds are used to pay down the Revolving Credit Facility or the Term Loan Obligations as specified, (iv) increase the Availability Block from the Specified Dispositions, (v) extend the applicable date for the Fixed Charge Trigger Period from October 31, 2019 to March 31, 2020, and (vi) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed $100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after February 28, 2024.
On November 27, 2019, we and our direct and indirect domestic subsidiaries entered in a Fourth Amendment and Waiver to Credit Agreement (the “Fourth ABL Facility Amendment”) with respect to the ABL Credit Facility. Pursuant to the Fourth ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) revise certain schedules, and (ii) waive the Specified Defaults that arose from the failure to previously update a schedule of aircraft owned by the Loan Parties (as defined in the ABL Credit Facility).
Term Loan Credit Agreement
On February 28, 2019, we and our direct and indirect domestic subsidiaries entered into a credit agreement with BMO Harris Bank N.A., as Administrative Agent and Lender, Elliott Associates, L.P. and Elliott International, L.P., as Lenders, and BMO Capital Markets Corp., as Lead Arranger and Book Runner (the “Term Loan Credit Facility”). The Term Loan Credit Facility consists of an approximately $61.1 million term loan facility, consisting of (i) approximately $40.3 million of Tranche A Term Loans (as defined in the Term Loan Credit Facility), (ii) approximately $2.5 million of Tranche A FILO Term Loans (as defined in the Term Loan Credit Facility), (iii) approximately $8.3 million of Tranche B Term Loans (as defined in the Term Loan Credit Facility), and (iv) a $10.0 million asset-based facility available to finance future capital expenditures. We initially borrowed $51.1 million under the Term Loan Credit Facility and used the proceeds for working capital purposes and to repay our prior ABL Facility. The Term Loan Credit Facility matures on February 28, 2024.
On August 2, 2019, we and our direct and indirect domestic subsidiaries entered into a First Amendment to Credit Agreement (the “Term Loan Facility Amendment”) with respect to the Term Loan Credit Facility. Pursuant to the Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things: (i) defer the September 1, 2019 quarterly amortization payments otherwise due thereunder to December 1, 2019, and (ii) provide that CapX Loans (as defined in the Term Loan Credit Facility) shall not be available during the period commencing on August 2, 2019 and continuing until payment of the December 1, 2019 quarterly amortization payments.
On September 17, 2019, we and our direct and indirect domestic subsidiaries entered into a Second Amendment to Credit Agreement, effective as of September 13, 2019 (the “Second Term Loan Facility Amendment”), with respect to the Term Loan Credit Facility. Pursuant to the Second Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) add a requirement to deliver a reasonably detailed plan for achieving our stated liquidity goals and objectives in connection with our go-forward business plan and strategy, and (ii) eliminate one of the exceptions to the limitation on Dispositions (as defined the Term Loan Credit Facility).
On October 21, 2019, we and our direct and indirect domestic subsidiaries entered into a Third Amendment to Credit Agreement (the “Third Term Loan Facility Amendment”) with respect to the Term Loan Credit Facility. Pursuant to the Third Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) permit certain Specified Dispositions, (ii) eliminate our ability to request new CapX Loans, and (iii) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed $100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after February 28, 2024.
On November 27, 2019, we entered into a Fourth Amendment to Credit Agreement (the “Fourth Term Loan Facility Amendment”) with respect to the Term Loan Credit Facility. Pursuant to the Fourth Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) revise certain schedules and (ii) waive the Specific defaults that arose from the failure to previously update a schedule of Aircraft owned by the Loan parties (as defined in the Term Loan Credit Facility).
Our prior ABL Facility was paid off with the proceeds from the ABL Credit Facility and the Term Loan Credit Facility. We recognized a $2.3 million loss on debt restructuring for the year ended December 31, 2019 related to these transactions.
Fee Letter
On August 2, 2019, we entered into a fee letter with Elliott (the “Fee Letter”). Pursuant to the Fee Letter, Elliott agreed to arrange for Letters of Credit in an aggregate face amount of $20 million to support our obligations under our ABL Credit Facility. As consideration for Elliott providing the Letters of Credit, we agreed to (i) pay Elliott a fee on the LC Amount, accruing from the date of issuance through the date of expiration (or if drawn, the date of reimbursement by us of the LC Amount to Elliott), at a rate equal to the LIBOR Rate (as defined in the ABL Credit Facility) plus 7.50%, which will be payable in kind by adding the amount then due to the then outstanding LC Amount, and (ii) reimburse Elliott for any draw on the Letters of Credit, including the amount of such draw and any taxes, fees, charges, or other costs or expenses reasonably incurred by Elliot in connection with such draw, promptly after receipt of notice of any such drawing under the Letters of Credit, in each case subject to the terms and conditions of the Fee Letter.
On August 20, 2019, we entered into a First Amendment to the Fee Letter (the “Fee Letter Amendment”), pursuant to which the maximum face amount of the Letters of Credit (as defined in the Fee Letter Amendment) that may be used to support our obligations under the ABL Credit Facility was increased from $20 million to $30 million.
On October 21, 2019, we entered a Second Amendment to the Fee Letter (the “Second Fee Letter Amendment”). Pursuant to the Second Fee Letter Amendment, the Fee Letter was amended to, among other things, increase the maximum face amount of the Letters of Credit (as defined in the Second Fee Letter Amendment) that may be used to support our obligations under the ABL Credit Facility from $30 million to $45 million.
Third Lien Credit Facility
On November 5, 2019, we and our direct and indirect domestic subsidiaries entered into a credit agreement (the “Third Lien Credit Agreement”) with U.S. Bank National Association, as Administrative Agent, and Elliott Associates, L.P. and Elliott International, L.P, as Lenders (the “Third Lien Credit Facility”). We used the initial $20 million Term Loan Commitment (as defined in the Third Lien Credit Agreement) under the Third Lien Credit Facility to refinance our $20 million principal amount of unsecured debt to the Lenders. We have $40.5 million of outstanding borrowings under this facility as of December 31, 2019.
The loans under the Third Lien Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 7.50%; or (b) the Base Rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 6.50%. Interest under the Third Lien Credit Facility shall be paid in kind by adding such interest to the principal amount of the applicable Term Loans on the applicable Interest Payment Date; provided that to the extent permitted by the ABL Credit Facility, the Term Loan Credit Facility and an Intercreditor Agreement, we may elect that all or a portion of interest due on an Interest Payment Date shall be paid in cash by providing written notice to the Administrative Agent at least five Business Days prior to the applicable Interest Payment Date specifying the amount of interest to be paid in cash. The Third Lien Credit Facility matures on August 26, 2024.

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
Trading of the Company's common stock on the New York Stock Exchange
On October 4, 2018, we received a notice from the New York Stock Exchange (the “NYSE”) that we had fallen below the NYSE’s continued listing standards relating to minimum average global market capitalization and total stockholders’ investment, which require that either our average global market capitalization be not less than $50 million over a consecutive 30 trading day period, or our total stockholders’ investment be not less than $50 million. Pursuant to the NYSE continued listing standards, we timely notified the NYSE that we intended to submit a plan to the NYSE demonstrating how we intended to regain compliance with the continued listing standards within the required 18-month time frame. We timely submitted our plan, which was subsequently accepted by the NYSE. During the 18-month cure period, our shares continued to be listed and traded on the NYSE, subject to our compliance with other listing standards. The NYSE notification did not affect our business operations or our reporting requirements with the Securities and Exchange Commission (the “SEC”).
On October 12, 2018, we received a notice from the NYSE that we had fallen below the NYSE’s continued listing standard related to price criteria for common stock, which requires the average closing price of our common stock to equal at least $1.00 per share over a 30 consecutive trading day period. The NYSE notification did not affect our business operations or our SEC reporting requirements. As a result of our 1-for- 25 Reverse Stock Split that took effect on April 4, 2019, we received a notice from the NYSE on April 12, 2019 that a calculation of our average stock price for the 30-trading days ended April 12, 2019, indicated that our stock price was above the NYSE's minimum requirements of $1.00 based on a 30-trading day average. Accordingly, we are now in compliance with the $1.00 continued listed criterion. On September 10, 2019, we received a notice from the NYSE that we were back in compliance with the NYSE quantitative listing standards. This decision came as a result of our achievement of compliance with the NYSE's minimum market capitalization and stockholders' equity requirements over the prior two consecutive quarters.
All references to numbers of common shares and per common share data in this Form 10-K have been retroactively adjusted to account for the effects of the Reverse Stock Split for all periods presented.
See Note 6, “Debt” to our consolidated financial statements in this Form 10-K for additional information regarding the ABL Credit Facility, the Term Loan Credit Facility, the Fee Letter, and the Third Lien Credit Facility.
Sale of Intermodal
On November 5, 2019, we completed the sale of our Roadrunner Intermodal Services (“Intermodal”) business to Universal Logistics Holdings, Inc., based in Warren, Michigan, for $51.3 million in cash, subject to customary purchase price and working capital adjustments. The business had revenue of approximately $125.2 million for the trailing 12-months ended September 30, 2019 and was part of our TL segment.
Sale of Flatbed
On December 9, 2019, we completed the sale of our Flatbed business unit (“Flatbed”), for $30.0 million in cash, subject to customary purchase price and working capital adjustments. Flatbed had operated as D&E Transport, based in Clearwater, Minnesota. The business had revenue of over $50.0 million for the trailing 12-month ended September 30, 2019 and was part of our TL segment.

Available Information
Our principal executive offices are located at 1431 Opus Place, Suite 530, Downers Grove, Illinois 60515, and our telephone number is (414) 615-1500. Our website address is www.rrts.com. The information contained on our website or that can be accessed through our website is not part of, and is not incorporated by reference into, this Form 10-K or in any other report or document we file with the SEC.
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
We did not maintain an effective control environment to enable the identification and mitigation of risks of material accounting errors as result of the contributing factors to the material weaknesses in the control environment, including:

•
The tone from executive management was insufficient to create the proper environment for effective internal control over financial reporting and to ensure that (i) there were adequate processes for oversight, (ii) there was accountability for the performance of internal control over financial reporting responsibilities, (iii) identified issues and concerns were raised to appropriate levels within our organization, (iv) corrective activities were appropriately applied, prioritized, and implemented in a timely manner, and (v) relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditors.

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
As a result of such material weaknesses, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2019. There were no changes during the quarter ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As discussed above, we have identified material weaknesses in our internal control over financial reporting. Although we have not fully remediated the material weaknesses as of December 31, 2019, we have made, and will continue to make, improvements to our policies and procedures as well as the oversight of these policies and procedures, staffing of positions which play a significant role in internal control. We also have made, and will continue to make, improvements in our communication of relevant and accurate information both internally and externally, identification of risks and enhancement of our risk assessment procedures. Design and implementation of control activities that address objectives and risks will continue in 2020 and subsequent years, as necessary, and we will continue our evaluation and assessment of the control environment and efforts to identify and remediate the underlying causes of the identified material weaknesses.
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
In 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against us and our former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed a Consolidated Amended Complaint (the “CAC”) on behalf of a class of persons who purchased our common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC asserted claims arising out of our January 2017 announcement that we would be restating our prior period financial statements and sought certification as a class action, compensatory damages, and attorney’s fees and costs. On March 29, 2019, the parties entered into a Stipulation of Settlement agreeing to settle the action for $20 million, $17.9 million of which will be funded by our D&O carriers ($4.8 million of which is by way of a pass through of the D&O carriers’ payment to us in connection with the settlement of the Federal Derivative Action described below). On September 26, 2019, the Court entered an Order finally approving the settlement and a final judgment. All settlements have been paid.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on our behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden (the “State Derivative Action”). The Complaint asserted claims arising out of our January 2017 announcement that we would be restating our prior period financial statements. On October 15, 2019, the Court entered an Order dismissing the action with prejudice.
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on our behalf and class action claims in the United States District Court for the Eastern District of Wisconsin. On December 22, 2017, Chester County Employees Retirement Fund filed a complaint alleging derivative claims on our behalf in the United States District Court for the Eastern District of Wisconsin. On March 21, 2018, the Court entered an order consolidating the Kent and Chester County actions under the caption Kent v. Stoelting et al (Case No. 17-cv-00893) (the “Federal Derivative Action”). On March 28, 2018, plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint alleging claims on behalf of us against Peter Armbruster, Mark DiBlasi, Scott Dobak, Christopher Doerr, Ivor Evans, Brian van Helden, John Kennedy III, Ralph Kittle, Brian Murray, Scott Rued, James Staley, Curtis Stoelting, William Urkiel, Chad Utrup, Judith Vijums, and Michael Ward. The Complaint asserted claims arising out of our January 2017 announcement that we would be restating our prior period financial statements. The Complaint sought monetary damages, improvements to our corporate governance and internal procedures, an accounting from defendants of the damages allegedly caused by them and the improper amounts the defendants allegedly obtained, and punitive damages. On March 28, 2019, the parties entered into a Stipulation of Settlement, which provides for certain corporate governance changes and a $6.9 million payment, $4.8 million of which will be paid by our D&O carriers into an escrow account to be used by us to settle the class action described above and $2.1 million of which will be paid by our D&O carriers to cover plaintiffs attorney’s fees and expenses. On September 26, 2019, the Court entered an Order finally approving the settlement and a final judgment. All settlements have been paid.
In addition, subsequent to our announcement that certain previously filed financial statements should not be relied upon, we were contacted by the SEC, Financial Industry Regulatory Authority (“FINRA”), and the Department of Justice (“DOJ”). The DOJ and Division of Enforcement of the SEC have commenced investigations into the events giving rise to the restatement. We received formal requests for documents and other information. In June 2018, two of our former employees were indicted on charges of conspiracy, securities fraud, and wire fraud as part of the ongoing DOJ investigation. In April 2019, the indictment was superseded with an indictment against those two former employees as well as our former Chief Financial Officer. In the superseding indictment, Count I alleges that all defendants engaged in conspiracy to fraudulently influence accountants and make false entries in a public company’s books, records and accounts. Counts II-V allege specific acts by all defendants to fraudulently influence accountants. Counts VI through IX allege specific acts by all defendants to falsify entries in a public company’s books, records, and accounts. Count X alleges that all defendants engaged in conspiracy to commit securities fraud and wire fraud. Counts XI - XIII allege specific acts by all defendants of securities fraud. Counts XIV - XVII allege specific acts by all defendants of wire fraud. Count XVIII alleges bank fraud by our former Chief Financial Officer. Count XIX alleges securities fraud by one of the former employees.
Additionally, in April 2019, the SEC filed suit against the same three former employees. The SEC listed us as an uncharged related party. Counts I-V allege that all defendants engaged in a fraudulent scheme to manipulate our financial results. In particular, Count I alleges that all defendants violated Section 10(b) of the Exchange Act and Exchange Act Rule 10b-5(a) and (c). Count II alleges that our former Chief Financial Officer and one of the former employees violated Section 17(a)(1) and (3) of the Securities Act. Count III alleges our former Chief Financial Officer violated Section 10(b) of the Exchange Act and Exchange Act Rule 10b-5(b). Count IV alleges that the two former employees aided and abetted our violation of Section 10(b) of the Exchange Act and Exchange Act Rule 10-5(b). Count V alleges that our former Chief Financial Officer and one of our former employees violated Section 17(a)(2) of the Securities Act. Count VI alleges that one of the former employees engaged in insider trading in violation of Section 10(b) of the Exchange Act and Exchange Act Rule 10b-5(a) and (c). Counts VII alleges that all defendants engaged in aiding and abetting our reporting violations of Section 13(a) of the Exchange Act. Count VIII alleges that all defendants engaged in aiding and abetting our record-keeping violations of Section 13(b)(2)(A) of the Exchange Act. Count IX alleges that our former Chief Financial Officer engaged in aiding and abetting our record-keeping violations of Section 13(b)(2)(B) of the Exchange Act. Count X alleges that all defendants engaged in falsification of records and circumvention of controls in violation of Section 13(b) (5) of the Exchange Act and Rule 13b2-1. Count XI alleges that all defendants engaged in false statements to accountants in violation of Rule 13b2-2 of the Exchange Act. Count XIII alleges that our former Chief Financial Officer engaged in certification violations of rule 3a-14 of the Exchange Act. Count XIII alleges that we violated (i) Section 10(b) of the Exchange Act and Rule 10b-5; (ii) Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, and 13a-13; and (iii) Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. It further alleges that our former Chief Financial Officer's acts subject him to control person liability for these violations. Count XIV alleges violation of Section 304 of the Sarbanes-Oxley Act of 2002 against our former Chief Financial Officer.
We are cooperating fully with the joint DOJ and SEC investigation. Even though we are not named in this investigation, we have an obligation to indemnify the former employees and directors. However, given the status of this matter, we are unable to reasonably estimate the potential costs or range of costs at this time. Any costs will be our responsibility as we have exhausted all of our insurance coverage for costs related to legal actions as part of the restatement.
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
In particular, we have incurred significant expense, including audit, legal, consulting, and other professional fees, as well as fees related to amendments to our prior senior credit facilities, the 2017 Investment Agreement (defined below), the Series E-1 Investment Agreement (defined below) and our prior ABL Facility, in connection with the restatement of our previously issued consolidated financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have taken a number of steps, including both adding internal personnel and hiring outside consultants, and intend to continue to take appropriate and reasonable steps to strengthen our accounting function and reduce the risk of additional misstatements in our financial statements. For more details about our remediation plan, see Item 9A. “Controls and Procedures” of this Form 10-K. To the extent these steps are not successful, we may have to incur additional time and expense. Our management’s attention has also been, and may further be, diverted from the operation of our business in connection with the restatement and ongoing remediation of material weaknesses in our internal controls.
We are also subject to claims, investigations, and proceedings arising out of the errors in our previously issued financial statements, including securities class action litigation, derivative lawsuits, and government agency investigations.
One or more significant claims or the cost of maintaining our insurance could have an adverse effect on our results of operations.
We employ approximately 800 drivers and use the services of thousands of ICs and transportation companies and their drivers in connection with our transportation operations. We also provide air freight services with our fleet of 12 cargo jets. From time to time, these drivers or pilots are, or may be, involved in accidents which may cause injuries and in which goods carried by them are lost or damaged. Such accidents usually result in equipment damage and, unfortunately, can also result in injuries or death. Although most of these drivers are ICs or work for third-party carriers, from time to time claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. Our involvement in the transportation of certain goods, including, but not limited to, hazardous materials, could also increase our exposure in the event of an accident resulting in injuries or contamination. The resulting types and/or amounts of damages may under any of these circumstances be excluded by or exceed the amount of our insurance coverage or the insurance coverage maintained by the contracted carrier. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, workers' compensation claims, or unfavorable resolutions of any such claims could adversely affect our results of operations to the extent claims are not covered by our insurance or such losses exceed our reserves. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability and have an adverse effect on our results of operations. The timing of the incurrence of these costs could also significantly and adversely impact our operating results compared to prior periods.
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
Jeffrey Cox (“Cox”) and David Chidester (“Chidester”) filed a complaint against certain of our subsidiaries in state court in California in a post-acquisition dispute (the “Central Cal Matter”). The complaint alleges contract, statutory and tort-based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted our motion to compel arbitration of all non-employment claims alleged in the complaint. The parties selected a settlement accountant to determine the contingent purchase obligation pursuant to the Central Cal Agreement. The settlement accountant provided a final determination that a contingent purchase obligation of $2.1 million is due to the plaintiffs. On July 5, 2019, the Court entered a judgment confirming the arbitration award. We satisfied the principal amount of the judgment. On July 10, 2019, the plaintiffs filed an application for an award of their fees in costs, seeking a minimum of $0.7 million in fees, and requesting that the Court apply a lodestar multiplier to enhance the fees to an award of either $1.1 million or $1.5 million based upon the complexity of the case. On January 17, 2020, the Court awarded the plaintiffs $0.5 million in total fees. With outstanding interest, the total amount owed by us was $0.6 million, which we paid on March 3, 2020. In February 2018, Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. There have been two summary judgment motions filed thus far, one by Cox and one by us. We successfully defeated Cox’s motion for summary judgment, which resulted in a Court Order holding that Cox’s non-compete was enforceable as to time and limited to the geographic are of California, Nevada, and Oregon where Central Cal conducts business. Cox filed a motion for reconsideration of the Court’s order, which was denied. The Court thereafter granted partial summary judgment as to all claims except for the two whistleblower/retaliation claims and the public policy wrongful termination claim. The court then vacated the pre-trial conference and trial dates and has not reset them.
In addition to the legal proceeding described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of December 31, 2019 and 2018, we recorded a liability for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter and the Warren Matter (defined below) of approximately $1.0 million and $10.8 million, respectively, which are recorded in accrued expenses and other current liabilities.

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
We have experienced, and may in the future experience, difficulties and higher-than-expected expenses in integrating business units and managing business processes as a result of unfamiliarity with new markets, change in revenue and business models, and entering into new geographic areas. For example, as described in Part II, Item 9A. “Controls and Procedures” of this Form 10-K, based on the Audit Committee Investigation, current management determined that there were deficiencies in the design and/or execution of internal controls that constituted material weaknesses, with one of the contributing factors being the increased size and complexity of our Company arising from the acquisition of 25 non-public companies between February 2011 and September 2015.
In 2018, we implemented strategies to improve our operational performance, integrate and expand certain of our segments, invest in the long-term recovery of our business and position our business for long-term growth and shareholder value creation. We have, and may in the future, experience delay in the implementation and realization of these strategies. The success of our strategies depends on many factors, some of which are out of our control. There is no assurance that we will be able to successfully implement these strategies or that these strategies will be successful.
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
Our outstanding debt could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service and preferred stock obligations.
As of December 31, 2019, we had debt of $207.9 million, which is classified as a liability on the consolidated financial statements. See Note 6, “Debt” to the consolidated financial statements in this Form 10-K for further information. On May 1, 2017, we entered into an Investment Agreement (the “2017 Investment Agreement”) with Elliott, pursuant to which we issued and sold shares of our preferred stock and issued warrants for an aggregate purchase price of $540.5 million. On March 1, 2018, we entered into a Series E-1 Preferred Stock Investment Agreement (as amended, the “Series E-1 Investment Agreement”) with Elliott, pursuant to which we agreed to issue and sell to Elliott from time to time until July 30, 2018, an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E-1 Preferred Stock”), at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which we issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. On April 24, 2018, the parties held a closing pursuant to the

Series E-1 Investment Agreement, pursuant to which we issued and sold to Elliott 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of approximately $17.5 million.
On August 3, 2018, September 19, 2018, November 8, 2018, and January 9, 2019, we entered into amendments to the Series E-1 Investment Agreement, which, among other things, (i) extended the termination date thereunder from July 30, 2018 to March 2, 2019 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million, and (ii) provided that if the Series E-1 Investment Agreement was not already terminated, the Series E-1 Investment Agreement would automatically terminate upon the Rights Offering Effective Date (as defined in our prior ABL Facility). Upon the closing of the rights offering described elsewhere in this Form 10-K, the Series E-1 Investment Agreement was automatically terminated.
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
On February 28, 2019, we entered into the ABL Credit Facility and the Term Loan Credit Facility which replaced our prior ABL Facility. On August 2, 2019, we entered into the Fee Letter. On November 5, 2019, we entered into the Third Lien Credit Facility.
We may incur additional indebtedness in the future, including any additional borrowings available under the ABL Credit Facility and the Third Lien Credit Facility. Any substantial debt and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on our debt could have adverse consequences, including the following:

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
Our ability to borrow funds needed to fund our negative operating cash flows and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business as well as general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us under our ABL Credit Facility and Third Lien Credit Facility or otherwise in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition, and ability to maintain or expand our business may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our debt on or before maturity, sell assets, delay capital expenditures, or seek additional equity.
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

Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. In addition, the former owners of the businesses we acquire may seek additional consideration under contingent purchase obligations resulting in increased purchase prices. See - “The cost of compliance with, liability for violations of, or modifications to existing or future governmental laws and regulations could adversely affect our business and results of operations.” If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.
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
Our ABL Credit Facility and Third Lien Credit Facility contain financial and other restrictive covenants with which we may be unable to comply. A default under these financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.
The obligations under the ABL Credit Facility are guaranteed by each of our domestic subsidiaries pursuant to a guaranty included in the ABL Credit Facility. As security for our and our subsidiaries’ obligations under the ABL Credit Facility, we and each of our domestic subsidiaries have granted: (i) a first priority lien on substantially all of our domestic subsidiaries’ tangible and intangible personal property (other than the assets described in the following clause (ii)), including the capital stock of certain of our direct and indirect subsidiaries; and (ii) a second-priority lien on our and our domestic subsidiaries’ equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts) and proceeds and accounts related thereto. The priority of the liens is described in an intercreditor agreement between BMO Harris Bank N.A. as ABL Agent and BMO Harris Bank N.A. as Term Loan Agent. The ABL Credit Facility contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. In addition, the ABL Credit Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The ABL Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the ABL Credit Facility to be in full force and effect, and a change of control of our business.
The obligations under our Term Loan Credit Facility are guaranteed by each of our domestic subsidiaries pursuant to a guaranty included in the Term Loan Credit Facility. As security for our and our subsidiaries’ obligations under the Term Loan Credit Facility, we and each of our domestic subsidiaries have granted: (i) a first priority lien on our equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts) and proceeds and accounts related thereto, and (ii) a second priority lien on substantially all of our and our domestic subsidiaries’ other tangible and intangible personal property, including the capital stock of certain of our direct and indirect subsidiaries. The priority of the liens is described in an intercreditor agreement between BMO Harris Bank N.A. as ABL Agent and BMO Harris Bank N.A. as Term Loan Agent. The Term Loan Credit Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Term Loan Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Term Loan Credit Facility to be in full force and effect, and a change of control of our business.
The obligations under the Third Lien Credit Facility are guaranteed by each of our domestic subsidiaries pursuant to a guaranty included in the Third Lien Credit Facility. As security for our obligations under the Third Lien Credit Facility, we have granted a third priority lien on substantially all of our assets (including our equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts)) and proceeds and accounts related thereto, and substantially all of our other tangible and intangible personal property, including the capital stock of certain of our direct and indirect subsidiaries. The Third Lien Credit Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Third Lien Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Third Lien Credit Facility to be in full force and effect, and a change of control.
If we incur defaults under the terms of the ABL Credit Facility, the Term Loan Credit Facility or the Third Lien Credit Facility and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings against these facilities could be immediately declared due and payable. If we fail to pay the amount due, the lenders could proceed against the collateral by which our loans are secured, our borrowing capacity may be limited, or the facilities could be terminated. If acceleration of outstanding borrowings occurs or if the facilities are terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our ABL Credit Facility, Term Loan Credit Facility and/or Third Lien Credit Facility could have a material adverse effect on our liquidity and financial condition.
Fluctuations in the price or availability of fuel and limitations on our ability to collect fuel surcharges may adversely affect our results of operations.
We are subject to risks associated with fuel charges from our ICs, purchased power providers, and aircraft in our Ascent OD, LTL and TL segments. The availability and price of fuel are subject to political, economic, and market factors that are outside of our control.  Fuel prices have fluctuated dramatically over recent years. Over time we have been able to mitigate the impact of the fluctuations through our fuel surcharges which are closely linked to the market price for fuel.  There can be no assurance that our fuel surcharge revenue programs will be effective in the future. Market pressures may limit our ability to assess our fuel surcharges. At the request of our customers, we have at times temporarily capped the fuel surcharges at a fixed percentage pursuant to contractual arrangements that vary by customer. Currently, a minimal number of our customers have contractual arrangements with varying levels of capped fuel surcharges. If fuel surcharge revenue programs, base freight rate increases, or other cost-recovery mechanisms do not offset our exposure to rising fuel costs, our results of operations could be adversely affected.
A significant or prolonged economic downturn in the transportation industry, or a substantial downturn in our customers' business, could adversely affect our revenue and results of operations.
The transportation industry has historically experienced cyclical fluctuations in financial results due to, among other things, economic recession, downturns in business cycles, increasing costs and taxes, fluctuations in energy prices, price increases by carriers, changes in regulatory standards, license and registration fees, interest rate fluctuations, “Acts of God” and other economic factors beyond our control. All of these factors could increase the operating costs of a vehicle and impact capacity levels in the transportation industry. Our ICs or purchased power providers may charge higher prices to cover higher operating expenses, and our operating income may decrease if we are unable to pass through to our customers the full amount of higher purchased transportation costs. Additionally, economic conditions may adversely affect our customers, their need for our services, or their ability to pay for our services.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China.  In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified.  The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption.  Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations.  The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
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
Our operating results could make it difficult for us to retain and attract executives. If we fail to effectively integrate and retain executives, we may not be able to accomplish our growth strategy and our financial performance may suffer.
A lack of management continuity could adversely affect our ability to successfully execute our strategies, as well as result in operational and administrative inefficiencies and added costs.
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
We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our customer-facing and growth strategy. In general, we expect our customers to continue to demand more sophisticated, fully integrated information systems from their transportation and logistics providers. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology systems in response to these trends. This process of continuous enhancement may lead to significant ongoing technology development costs which will continue to increase if we pursue new acquisitions of companies and their current systems. In addition, we may fail to accurately determine the needs of our customers or trends in the transportation services and logistics industries or we may fail to design and implement the appropriate responsive features and functionality for our technology systems in a timely and cost-effective manner. Any such failures could result in decreased demand for our services and a corresponding decrease in our revenues.
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
We have been, and in the future may be, subject to cybersecurity and malware attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber- or malware-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. In September 2019, we suffered a server and applications quarantine caused by a malware attack, which negatively impacted our revenue for the year ended December 31, 2019 by approximately $10.9 million and caused delays in invoicing which led to increased costs, including bad debt. In the fourth quarter of 2019, we filed insurance claims to attempt to recover the impact on lost business.
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
Our transportation services are conducted in part by ICs, who are generally responsible for their own equipment, fuel, and other operating costs. Our ICs are responsible for providing the tractors and generally the trailers they use related to our business. Certain factors such as increases in fuel costs, insurance costs and the cost of new and used tractors, reduced financing sources available to ICs for the purchase of equipment, or the impact of CSA and hours-of-service rules could create a difficult operating environment for ICs. Turnover and bankruptcy among ICs in the over-the-road freight sector often limit the pool of qualified ICs and increase the competition among carriers for their services. If we are required to increase the amounts paid to ICs in order to obtain their services, our results of operations could be adversely affected to the extent increased expenses are not offset by higher freight rates. Additionally, our agreements with our ICs are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified ICs to replace those who have left our pool. If we are unable to retain our existing ICs or recruit new ICs, our results of operations and ability to expand our business could be adversely affected.
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
We are a defendant in various purported class-action lawsuits alleging violations of various labor laws. We are a defendant in a number of purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of December 31,

2019 and 2018, we recorded a liability for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter, and the Warren Matter (defined below) of approximately $1.0 million and $10.8 million, respectively, which are recorded in accrued expenses and other current liabilities.
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
California continues to present potential reclassification exposure to our Company’s operations in that state, especially in light of the recent California Supreme Court decision in Dynamix Operations West, Inc. v. Lee, which found that the defendant’s independent contractors were properly classified as employees using the ABC test. Under the ABC test, a worker is presumed to be an employee unless the business proves that (A) the worker is free from the control and direction of the hirer in connection with the performance of the work, both under the contract for the performance of such work and in fact; (B) the worker performs work that is outside the usual course of the hiring entity’s business; and (C) the worker is customarily engaged in an independently established trade, occupation, or business of the same nature as the work performed for the hiring entity.  However, as noted by the Court in Dynamix, any reclassification analysis under the ABC test is subject to the unique facts of each case and thus does not necessarily mean that our contractors in California would be reclassified as employees under California law. In September 2019, the State of California enacted California Assembly Bill 5 codifying the ABC test into California law.
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

Although our operations are primarily in the United States, we are subject to international operational and financial risks.
We provide transportation and logistics services to and from international locations (Canada and Mexico) and are, therefore, subject to risks of international business, including, but not limited to, the following:

•	changes in tariffs, trade restrictions, trade agreements, and taxations;

•	difficulties in managing or overseeing foreign operations and agents;

•	limitations on the repatriation of funds because of foreign exchange controls;

•	different liability standards;

•
intellectual property laws of countries which do not protect our rights in our intellectual property, including, but not limited to, our proprietary information systems, to the same extent as the laws of the United States; and

•	uncertain impacts of the severity of the coronavirus.
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
As of December 31, 2019, we had recorded goodwill of $97.3 million and other intangible assets, net of accumulated amortization, of $26.0 million. Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill are performed at least annually as of July 1 and periodically if indicators of impairment are present.
In connection with the change in segments, we conducted an impairment analysis as of April 1, 2019. Due to the inability of our Truckload and Express Services (“TES”) businesses to meet forecast results, we determined the carrying value exceeded the fair value for the TES reporting unit. Accordingly, we recorded a goodwill impairment charge of $92.9 million, which represents a write off of all the TES goodwill. Given the fact that all of the goodwill was impaired, there was no remaining TES goodwill to allocate to the TL and Ascent OD segments. As of April 1, 2019, the fair value of the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit exceeded their respective carrying values by 3.1% and 109.0%, respectively; thus no impairment was indicated for these reporting units. The goodwill balances of the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit as of June 30, 2019 were $98.5 million and $73.4 million, respectively. The LTL reporting unit had no remaining goodwill as of April 1, 2019.
After the change in segments, we have five reporting units for our four segments: one reporting unit for our TL segment; one reporting unit for our LTL segment; one reporting unit for our Ascent OD segment; and two reporting units for our Ascent TM segment, which are the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit.

We conduct goodwill impairment analysis for each of our five reporting units as of July 1 of each year. Since the carrying value of the Domestic and International Logistics reporting unit was more than fair value, we recorded a goodwill impairment charge of $34.5 million. The fair value of the Warehousing & Consolidation reporting unit exceeded its carrying value, thus no impairment was indicated for this reporting unit. The Ascent OD, LTL and TL units had no remaining goodwill as of April 1, 2019.
Due to fourth quarter results, we identified a triggering event and conducted an interim test of impairment at December 31, 2019 for the Domestic and International Logistics reporting unit. As the carrying value of the reporting unit was more than fair value, we recorded an impairment charge to goodwill of $40.1 million in the fourth quarter. After these impairment charges, the Domestic and International Logistics reporting unit has remaining goodwill of $23.9 million as of December 31, 2019. The Warehousing and Consolidation reporting unit had remaining goodwill of $73.4 million at December 31, 2019.
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
We recorded intangible asset impairment charges of $9.5 million for the year ended December 31, 2019, which is comprised of an intangible asset impairment charge of $9.1 million within our TL segment and an intangible asset impairment charge of $0.4 million within our LTL segment.
Within property and equipment, we recorded asset impairment charges of $20.0 million for the year ended December 31, 2019, which is comprised of asset impairment charges of $14.1 million within Corporate, $5.3 million within our TL segment, and $0.6 million within our LTL segment.  The asset impairment charge recorded within the TL and LTL segments is primarily related to rolling stock equipment.  The asset impairment charges recorded within Corporate are related to software development that was abandoned, primarily in favor of alternative customized software solutions.
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
We had one direct customer that accounted for approximately 16% of our 2019 revenue. Our contractual relationships with customers generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.
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
As of December 31, 2019, Elliott beneficially owned approximately 90.7% of our common stock. As a result, our other stockholders are minority stockholders in a company controlled by Elliott. There may be very limited liquidity for our common stock, and there may be more limited opportunities for our stockholders to realize a control premium.
As of December 31, 2019, Elliott beneficially owned approximately 90.7% of our common stock. As a result, Elliott is able to exercise substantial control over all matters requiring stockholder approval, including the election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets and other decisions affecting our capital structure, the amendment of our certificate of incorporation and bylaws, and our winding up and dissolution. In addition, our stockholders approved certain corporate governance proposals at our 2018 Annual Meeting of Stockholders held on December 19, 2018. The corporate governance changes resulting from such approvals are beneficial to Elliott as such changes allow any controlling stockholder to exercise greater control over our Company than it otherwise would have. The interests of our stockholders may differ from the interests of Elliott.
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
Since Elliott owns a significant majority of our outstanding common stock, the liquidity for our common stock may be adversely affected. Elliott is not required to cause the Company to maintain the listing of our common stock on the NYSE. If we were to decide to discontinue the listing of our common stock, this may further adversely affect the liquidity in our common stock. Any such reduced liquidity is likely to materially and adversely affect the trading price for our common stock. Other actions that we may take now that we are controlled by Elliott could have additional material and adverse effects on the liquidity in our common stock and our stock price.
We are a “controlled company” within the meaning of the NYSE listing standards. Consequently, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements.
As of December 31, 2019, Elliott beneficially owned approximately 90.7% of our common stock. As a result, we are a controlled company within the meaning of the NYSE listing standards. Under the NYSE listing standards, a controlled company may elect to not comply with certain NYSE corporate governance standards, including the requirements that (i) a majority of the board of directors consist of independent directors, (ii) it maintain a nominating and corporate governance committee that is composed entirely of independent directors with a written charter address addressing the committee’s purpose and responsibilities, (iii) it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (iv) it have an annual performance evaluation of the nominating and corporate governance and compensation committees. Although Elliott has indicated that we will not utilize these exemptions and others afforded to controlled companies, Elliott could change its intention and take advantage of the controlled company standards. Consequently, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. In addition, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.
Since Elliott owned greater than 35% of our common stock after the closing of the rights offering, the acquisition of shares by Elliott in the rights offering was deemed a change in control under certain management compensation plans and agreements, which could cause a material adverse effect on our liquidity, financial condition, and results of operations. In addition, the ownership by Elliott of a substantial percentage of our common stock after the closing of the rights offering may be deemed a change in control under certain of our other arrangements and agreements with customers, suppliers, or other parties, which could cause a material adverse effect on our liquidity, financial condition, and results of operations.
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
Our certificate of incorporation, our bylaws, and the Delaware General Corporation Law contain provisions that may make it more difficult or delay attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. These include provisions limiting the stockholders' powers to remove directors or take action by written consent instead of at a stockholders' meeting. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. On May 2, 2017, we issued shares of our preferred stock to affiliates of Elliott pursuant to the 2017 Investment Agreement. On March 1 and April 24, 2018 we issued additional shares of our preferred stock to affiliates of Elliott pursuant to the Series E-1 Investment Agreement. See Note 7, “Preferred Stock” to the consolidated financial statements in this Form 10-K for further information. Delaware law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”
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
We intend to voluntarily delist our common stock from the NYSE and deregister our common stock under the Exchange Act.
On March 26, 2020, a special committee of our board of directors approved to voluntarily delist our common stock from the NYSE and to deregister our common stock under the Exchange Act. We intend to file a Form 25 with the SEC on or about April 6, 2020 in order to delist our common stock from the NYSE, which will terminate the registration of our common stock under Section 12(b) of the Exchange Act ten days thereafter. We anticipate that the last day of trading on the NYSE will be on or about April 16, 2020. Our common stock may thereafter be eligible for trading on an over-the-counter market, if one or more brokers chooses to make a market for our common stock; however, there can be no assurances regarding any such trading.
On or about April 17, 2020, we intend to file a Form 15 with the SEC, at which time we anticipate that our obligation to file periodic reports under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K will be suspended, and that all requirements associated with being an Exchange Act-registered company, including the requirement to file current and periodic reports, will terminate 90 days thereafter. Accordingly, there will be significantly less information regarding us available to stockholders and potential investors.
Following delisting and deregistration, the combination of this reduced amount of information and the likelihood of reduced liquidity in the over-the-counter trading environment may impact the value of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We lease space for our corporate headquarters in Downers Grove, Illinois, which provides our executive management team and LTL management team a central location for easier travel to both customers and geographically dispersed business locations. We also lease space in Cudahy, Wisconsin to house key business and support functions.
For our TL business, we own one and lease seven Company dispatch offices and lease five cross-dock and drop yard locations throughout the United States and Canada. We own three and lease 27 TL service centers, and own two and lease seven warehouses throughout the United States. For our LTL business, we lease 25 service centers throughout the United States. Each service center manages and is responsible for the freight that originates and delivers in its service area, and the typical service center is configured to perform origin consolidation and cross-dock functions. For our Ascent business, we own two and lease 22 locations to support our international freight forwarding and domestic 3PL business.
We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate leasing additional space as needed to accommodate our growth.

ITEM 3.	LEGAL PROCEEDINGS
Auto, Workers Compensation and General Liability Reserves
In the ordinary course of business, we are a defendant in several legal proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on our consolidated financial statements. We maintain insurance for auto liability, general liability, and cargo damage claims. We maintain an aggregate of $100.0 million of auto liability and general liability insurance. We maintain auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. We are self-insured up to $1.0 million per occurrence for workers compensation. We believe we have adequate insurance to cover losses in excess of our self-insured and deductible amount. As of December 31, 2019 and 2018, we had reserves for estimated uninsured losses of $31.5 million and $26.8 million, respectively, included in accrued expenses and other current liabilities on the consolidated balance sheets.
General Litigation Proceedings
Cox and Chidester filed a complaint against certain of our subsidiaries in state court in California in a post-acquisition dispute. The complaint alleges contract, statutory and tort-based claims arising out of the Central Cal Agreement. The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted our motion to compel arbitration of all non-employment claims alleged in the complaint. The parties selected a settlement accountant to determine the contingent purchase obligation pursuant to the Central Cal Agreement. The settlement accountant provided a final determination that a contingent purchase obligation of $2.1 million is due to the plaintiffs. On July 5, 2019, the Court entered a judgment confirming the arbitration award. We satisfied the principal amount of the judgment. On July 10, 2019, the plaintiffs filed an application for an award of their fees in costs, seeking a minimum of $0.7 million in fees, and requesting that the Court apply a lodestar multiplier to enhance the fees to an award of either $1.1 million or $1.5 million based upon the complexity of the case. On January 17, 2020, the Court awarded the plaintiffs $0.5 million in total fees. With outstanding interest, the total amount owed by us was $0.6 million, which we paid on March 3, 2020. In February 2018, Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. There have been two summary judgment motions filed thus far, one by Cox and one by us. We successfully defeated Cox’s motion for summary judgment, which resulted in a Court Order holding that Cox’s non-compete was enforceable as to time and limited to the geographic are of California, Nevada, and Oregon where Central Cal conducts business. Cox filed a motion for reconsideration of the Court’s order, which was denied. The Court thereafter granted partial summary judgment as to all claims except for the two whistleblower/retaliation claims and the public policy wrongful termination claim. The court then vacated the pre-trial conference and trial dates and has not reset them.
We received a letter dated April 17, 2018 from legal counsel representing Warren Communications News, Inc. (“Warren”) in which Warren made certain allegations against us of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). The parties engaged in pre-litigation mediation in June 2019. The Warren Matter thereafter settled, with full releases of liability.
In addition to the legal proceeding described above, we are a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against us alleging that we violated various California labor laws. In 2017 and 2018, we reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of December 31, 2019 and 2018, we recorded a liability for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter and the Warren Matter of $1.0 million and $10.8 million, respectively, which are recorded in accrued expenses and other current liabilities on the consolidated balance sheets.
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
Securities Litigation Proceedings
In 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against us and our former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed the CAC on behalf of a class of persons who purchased our common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC asserted claims arising out of our January 2017 announcement that we would be restating our prior period financial statements and sought certification as a class action, compensatory damages, and attorney’s fees and costs. On March 29, 2019, the parties entered into a Stipulation of Settlement agreeing to settle the action for $20 million, $17.9 million of which will be funded by our D&O carriers ($4.8 million of which is by way of a pass through of the D&O carriers’ payment to us in connection with the settlement of the Federal Derivative Action described below). On September 26, 2019, the Court entered an Order finally approving the settlement and a final judgment. All settlements have been paid.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on our behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden (the “State Derivative Action”). The Complaint asserted claims arising out of our January 2017 announcement that we would be restating our prior period financial statements. On October 15, 2019, the Court entered an Order dismissing the action with prejudice.
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on our behalf and class action claims in the United States District Court for the Eastern District of Wisconsin. On December 22, 2017, Chester County Employees Retirement Fund filed a complaint alleging derivative claims on our behalf in the United States District Court for the Eastern District of Wisconsin.

On March 21, 2018, the Court entered an order consolidating the Kent and Chester County actions under the caption Kent v. Stoelting et al (Case No. 17-cv-00893) (the “Federal Derivative Action”). On March 28, 2018, plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint alleging claims on behalf of us against Peter Armbruster, Mark DiBlasi, Scott Dobak, Christopher Doerr, Ivor Evans, Brian van Helden, John Kennedy III, Ralph Kittle, Brian Murray, Scott Rued, James Staley, Curtis Stoelting, William Urkiel, Chad Utrup, Judith Vijums, and Michael Ward. The Complaint asserted claims arising out of our January 2017 announcement that we would be restating its prior period financial statements. The Complaint sought monetary damages, improvements to our corporate governance and internal procedures, an accounting from defendants of the damages allegedly caused by them and the improper amounts the defendants allegedly obtained, and punitive damages. On March 28, 2019, the parties entered into a Stipulation of Settlement, which provides for certain corporate governance changes and a $6.9 million payment, $4.8 million of which will be paid by our D&O carriers into an escrow account to be used by us to settle the class action described above and $2.1 million of which will be paid by our D&O carriers to cover plaintiffs attorney’s fees and expenses. On September 26, 2019, the Court entered an Order finally approving the settlement and a final judgment. All settlements have been paid.
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
On March 7, 2019, our board of directors and the holders of a majority of the issued and outstanding shares of our common stock approved a 1-for-25 reverse split of our issued and outstanding shares of common stock. The 1-for-25 reverse stock split was effective upon the filing and effectiveness of a Certificate of Amendment to our Certificate of Incorporation after the market closed on April 4, 2019, and our common stock began trading on a split-adjusted basis on April 5, 2019. See Note 1, “Organization, Nature of Business and Significant Accounting Policies” in our consolidated financial statements for more information on the reverse stock split.
In October 2018, we received two notices from the NYSE that we had fallen below (1) the NYSE’s continued listing standards related to the minimum average global market capitalization and total stockholders’ investment and (2) the NYSE’s continued listing standard related to price criteria for common stock, which requires the average closing price of a company's common stock to equal at least $1.00 per share over a 30 consecutive trading day period. On April 12, 2019, we received a notice from the NYSE that a calculation of the average stock price for the 30-trading days ended April 12, 2019 indicated that we were back in compliance with the $1.00 continued listed criterion. On September 10, 2019, we received a notice from the NYSE that we were back in compliance with the NYSE's quantitative listing standards. This decision came as a result of our achievement of compliance with the NYSE's minimum market capitalization and stockholders' equity requirements over the prior two consecutive quarters.
Stockholders
As of March 27, 2020, there were 59 holders of record of our common stock and the closing price of our common stock as reported on the NYSE was $4.55 per share.
Dividends
We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends on our common stock. Payments of any cash dividends on our common stock in the future will depend on our financial condition, results of operations, and capital requirements, as well as other factors deemed relevant by our board of directors. Our ABL Credit Facility, Term Loan Credit Facility and Third Lien Credit Facility restrict us from paying dividends on our common stock unless certain payment conditions are satisfied.
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12 in Part III of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables present selected financial data for each fiscal year in the five-year period ended December 31, 2019. The selected financial data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes contained elsewhere in this Form 10-K, including Note 3 “Divestitures” in our consolidated financial statements thereto. The consolidated statement of operations data includes the results of operations of our divested companies through the date of divestiture.
We have derived the consolidated statements of operations and other data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Form 10-K. We have derived the consolidated statements of operations data and other data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016, and 2015 from our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements and related notes included elsewhere in this Form 10-K. Per share data has been adjusted to reflect the reverse merger that took effect on April 4, 2019.
CONSOLIDATED STATEMENTS OF OPERATIONS DATA

(In thousands, except per share amounts)	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Revenues	$1,847,862	$2,216,141	$2,091,291	$2,033,200	$1,992,166
Purchased transportation costs	1,246,565	1,518,415	1,430,378	1,364,055	1,310,396
Personnel and related benefits	313,541	309,753	296,925	286,134	263,254
Other operating expenses	370,213	397,468	393,731	374,979	323,955
Depreciation and amortization	59,004	42,767	37,747	38,145	31,626
Impairment charges	197,096	1,582	4,402	373,661	—
Gain on sale of businesses	(37,221)	—	(35,440)	—	—
Acquisition transaction expenses	—	—	—	—	564
Operations restructuring costs	20,579	4,655	—	—	—
Operating (loss) income	(321,915)	(58,499)	(36,452)	(403,774)	62,371
Interest on debt	20,412	11,224	14,345	22,827	19,439
Interest on preferred stock	—	105,688	49,704	—	—
Loss on debt restructuring	2,270	—	15,876	—	—
(Loss) income before (benefit from) provision for income taxes	(344,597)	(175,411)	(116,377)	(426,601)	42,932
(Benefit from) provision for income taxes	(3,660)	(9,814)	(25,191)	(66,281)	17,312
Net (loss) income	(340,937)	(165,597)	(91,186)	(360,320)	25,620
(Loss) earnings per share:
Basic	$(10.62)	$(107.39)	$(59.37)	$(235.04)	$16.78
Diluted	$(10.62)	$(107.39)	$(59.37)	$(235.04)	$16.35
Weighted average common stock outstanding:
Basic	32,098	1,542	1,536	1,533	1,527
Diluted	32,098	1,542	1,536	1,533	1,567

CONSOLIDATED BALANCE SHEET DATA

(In thousands)	December 31,
	2019	2018	2017	2016	2015
Total assets	$670,397	$853,457	$876,043	$933,554	$1,307,753
Adjusted working capital (1)	56,056	79,853	123,469	138,692	153,626
Total debt (including current maturities)	204,760	168,767	199,410	445,589	432,830
Preferred stock	—	402,884	263,317	—	—
Finance lease obligation	66,938	50,966	9,565	6,245	12,464
Total stockholders’ investment (deficit)	55,832	(52,155)	110,847	197,468	556,439

(1) Adjusted working capital, calculated as current assets less current liabilities, excluding current maturities of debt and short-term lease obligations, is not a financial measure presented in accordance with GAAP. Our management uses adjusted working capital to evaluate how well short-term assets and liabilities are being utilized to run our operations. Our calculation of adjusted working capital excludes current maturities of debt and short-term lease obligations (i.e. financing items) from the traditional measure of working capital. Management believes adjusted working capital provides useful supplemental information for investors since it relates purely to the operational aspects of our business.

The following is a reconciliation of adjusted working capital from current assets:

ADJUSTED WORKING CAPITAL

(In thousands)	December 31,
	2019	2018	2017	2016	2015
Current assets	$264,501	$351,038	$398,386	$374,487	$346,564
Less: Current liabilities	274,136	297,585	287,264	684,037	630,918
Plus: Current finance lease liability	15,600	13,229	2,397	2,653	5,150
Plus: Current operating lease liability	38,566	—	—	—	—
Plus: Current maturities of debt	2,291	13,171	9,950	445,589	432,830
Plus: Current maturities of indebtedness to related party	9,234	—	—	—	—
Adjusted working capital	$56,056	$79,853	$123,469	$138,692	$153,626

The following is a reconciliation of Adjusted EBITDA from net (loss) income:

ADJUSTED EBITDA

(In thousands)	Year Ended December 31,
	2019	2018	2017	2016	2015
Net (loss) income	$(340,937)	$(165,597)	$(91,186)	$(360,320)	$25,620
Plus: Total interest expense	20,412	116,912	64,049	22,827	19,439
Plus: (Benefit from) provision for income taxes	(3,660)	(9,814)	(25,191)	(66,281)	17,312
Plus: Depreciation and amortization	59,004	42,767	37,747	38,145	31,626
Plus: Impairment charges	197,096	1,582	4,402	373,661	—
Plus: Long-term incentive compensation expenses	14,790	2,696	2,450	2,232	2,500
Plus: Gain on sale of businesses	(37,221)	—	(35,440)	—	—
Plus: Loss on debt restructuring	2,270	—	15,876	—	—
Plus: Corporate restructuring and restatement costs	13,721	22,224	32,321	—	—
Plus: Operations restructuring costs	20,579	4,655	—	—	—
Plus: Contingent purchase obligations	360	1,840	—	(2,458)	(2,931)
Adjusted EBITDA (1) (2) (3) (4)	$(53,586)	$17,265	$5,028	$7,806	$93,566

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization. We use Adjusted EBITDA, which excludes impairment and other non-cash gains and losses, long-term incentive compensation expenses, gains on sale of businesses, losses from debt extinguishments, corporate restructuring and restatement costs associated with legal matters (including our internal investigation, SEC compliance, and debt restructuring costs), operations restructuring costs, and adjustments to contingent purchase obligations, as a supplemental measure in evaluating our operating performance and when determining executive incentive compensation. We believe Adjusted EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it assists in analyzing and benchmarking the performance and value of a business. The calculation of Adjusted EBITDA eliminates the effects of financing, income taxes, impairments, and the accounting effects of capital spending. These items may vary for different companies for reasons unrelated to the overall operating performance of a company’s business. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. Although our management uses Adjusted EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

(2) Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 included Adjusted EBITDA from Unitrans, which was divested in September of 2017, of $6.6 million, $9.3 million, $9.8 million, respectively.

(3) Adjusted EBITDA for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 included Adjusted EBITDA from Intermodal, which was divested in November 2019, of $(0.6) million, $2.1 million, $0.9 million, $(9.4) million and $4.7 million, respectively.

(4) Adjusted EBITDA for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 included Adjusted EBITDA from D&E Transport, which was divested in December 2019, of $4.4 million, $4.7 million, $4.0 million, $4.1 million and $4.7 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis presents our operating results for each of our three most recent fiscal years and our financial condition as of December 31, 2019. You should read the following discussion and analysis in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes contained elsewhere in this Form 10-K. This discussion and analysis of our financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. “Risk Factors.”
Overview
We are a leading asset-right transportation and asset-light logistics service provider offering a full suite of solutions under the Roadrunner and Ascent Global Logistics brands. The Roadrunner brand offers less-than-truckload and truckload services. Ascent Global Logistics offers domestic freight management and brokerage, international freight forwarding, customs brokerage and premium mission critical air and ground logistics solutions. We serve a diverse customer base in terms of end-market focus and annual freight expenditures. We are headquartered in Downers Grove, Illinois with operations primarily in the United States.
Effective April 1, 2019, we changed our segment reporting when we separated our Ascent OD air and ground expedite business from our TL businesses. Segment information for all prior periods has been revised to align with the new segment structure.
Our four segments are as follows:
Ascent Global Logistics. Within our Ascent Global Logistics (or “Ascent”) business, we offer a full portfolio of domestic and international transportation and logistics solutions, including access to cost-effective and time-sensitive modes of transportation within our broad network. Our Ascent business is reported in two segments.

•
Our Ascent Transportation Management segment (“Ascent TM”) provides domestic freight management solutions including asset-backed truckload brokerage, specialized/heavy haul, LTL shipment execution, LTL carrier rate negotiations, access to our Transportation Management System and freight audit/payment services. Ascent TM also provides clients with international freight forwarding, customs brokerage, regulatory compliance services and project and order management. Ascent TM serves its customers through either its direct sales force or through a network of independent agents. Our customized Ascent TM offerings are designed to allow our customers to reduce operating costs, redirect resources to core competencies, improve supply chain efficiency, and enhance customer service.

•
Our Ascent On-Demand, formerly Active On-Demand (“Ascent OD”) segment provides ground and air expedited services featuring proprietary bid technology, supported by our fleets of ground and air assets. We specialize in the transport of automotive and industrial parts. On-Demand air charter is the segment of the air cargo industry focused on the time-critical movement of goods that requires the timely launch of an aircraft to move freight. These critical movements of freight are typically necessary to prevent a disruption in the supply chain due to lack of components. The primary users of on-demand charter services are just-in-time manufacturers, including auto manufacturers, component manufacturers and heavy equipment makers.

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
Truckload. Within our TL segment we serve customers throughout North America. We provide the following services: scheduled and expedited dry van truckload, temperature controlled truckload, flatbed (divested on December 6, 2019), intermodal drayage (divested on November 5, 2019) and other warehouse operations. We specialize in the transport of automotive and industrial parts, frozen and refrigerated foods, including dairy, poultry and meat and consumers products, including foods and beverages. Roadrunner Dry Van, Temperature Controlled, Intermodal (divested on November 5, 2019) and Flatbed (divested on December 6, 2019) provide specialized truckload services to beneficial cargo owners, freight management partners and brokers. We believe this array of technology, services and specialization best serves our customers and provides us with more consistent shipping volumes in any given year.

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
Prior to the change in segments, we had four reporting units for our three segments: one reporting unit for our TL segment; one reporting unit for our LTL segment; and two reporting units for our Ascent TM segment, which are the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit.
In connection with the change in segments, we conducted an impairment analysis as of April 1, 2019. Due to the inability of the TES businesses to meet forecast results, we determined the carrying value exceeded the fair value for the TES reporting unit. Accordingly, we recorded a goodwill impairment charge of $92.9 million which represents a write off of all the TES goodwill. Given the fact that all of the goodwill was impaired, there was no remaining TES goodwill to allocate to the TL and Ascent OD segments. The fair value of the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit exceeded their respective carrying values by 3.1%, and 109.0%, respectively; thus no impairment was indicated for these reporting units. The goodwill balances of the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit as of April 1, 2019 were $98.5 million and $73.4 million, respectively. The fair value of the Warehousing & Consolidation reporting unit exceeded its carrying value, thus no impairment was indicated for this reporting unit. The Ascent OD, LTL and TL segments had no remaining goodwill as of April 1, 2019.
After the change in segments, we have five reporting units for our four segments: one reporting unit for our TL segment; one reporting unit for our LTL segment; one reporting unit for our Ascent OD segment; and two reporting units for our Ascent TM segment, which are the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit. We conduct our goodwill impairment analysis for each of our five reporting units as of July 1 of each year. Since the carrying value of the Domestic and International Logistics reporting unit was more than fair value, we recorded a goodwill impairment charge of $34.5 million. The fair value of the Warehousing & Consolidation reporting unit exceeded its carrying value, thus no impairment was indicated for this reporting unit. The Ascent OD, LTL and TL units had no remaining goodwill as of July 1, 2019.
Due to fourth quarter results, we identified a triggering event and conducted an interim test of impairment at December 31, 2019 for the Domestic and International Logistics reporting unit. As the carrying value of the reporting unit was more than fair value, we recorded an impairment charge to goodwill of $40.1 million in the fourth quarter. After these impairment charges, the Domestic and International Logistics reporting unit has remaining goodwill of $23.9 million as of December 31, 2019. The Warehousing and Consolidation reporting unit had remaining goodwill of $73.4 million at December 31, 2019. After the fourth quarter 2019 impairment charge, the consolidated goodwill and intangible assets value was $123.2 million.
The fair value of the Warehousing & Consolidation reporting unit exceeded its respective carrying values, thus no impairment was indicated for this reporting unit. The TL, LTL, and Ascent OD reporting units had no remaining goodwill as of December 31, 2019. As the carrying value of the Domestic and International Logistics reporting equaled fair value, if future results fall below projections or changes in the discount rate occur, further impairments could result. The table below shows the estimated fair value impacts related to a 50-basis point increase or decrease in the discount and long-term growth rates used in the valuation as of December 31, 2019. If future results fall below projections or changes in the discount rate occur, further impairments could result.

Approximate Percent Change in Estimated Fair Value
	+/- 50 bps Discount Rate	+/- 50bps Growth Rate
Domestic and International Logistics reporting unit	(1.7%) / 3.4%	1.7% / (0.9%)
Other intangible assets recorded consisted primarily of definite lived customer relationships. We evaluate our other intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indicators of impairment were identified in connection with the operating performance of one of our businesses within the LTL segment and two of our businesses within the TL segment. As a result, $9.5 million of non-cash impairment charges was recorded for the year ended December 31, 2019.
Revenue Recognition (effective January 1, 2018)
Our revenues are primarily derived from transportation services which includes providing freight and carrier services both domestically and internationally via land, air, and sea. We disaggregate revenue among our four segments, Ascent TM, Ascent OD, LTL and TL, as presented in Note 16, Segment Reporting, to our consolidated financial statements.
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
Contract Balances and Costs - We apply the practical expedient in Accounting Standards Update ("ASU") No. 2014-09, which was updated in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers ("Topic 606") that permits us to not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the period as our contracts have an expected length of one year or less. We also apply the practical expedient in Topic 606 that permits the recognition of incremental costs of obtaining contracts as an expense when incurred if the amortization period of such costs is one year or less. These costs are included in purchased transportation costs in the consolidated financial statements.
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
Rights Offering
On February 26, 2019, we closed our previously announced fully backstopped $450 million rights offering, pursuant to which we issued and sold an aggregate of 36 million new shares of our common stock at the subscription price of $12.50 per share. The net proceeds from the rights offering and backstop commitment were used to, among other things, fully redeem the outstanding shares of our preferred stock and to pay related accrued and unpaid dividends. See Note 15, “Related Party Transactions” in our consolidated financial statements included elsewhere in this Form 10-K for additional information.
Sale of Intermodal
On November 5, 2019, we completed the sale of Intermodal to Universal Logistics Holdings, Inc., based in Warren, Michigan, for $51.3 million in cash, subject to customary purchase price and working capital adjustments. Proceeds from the sale were used primarily to pay off a portion of outstanding debt amounts and to provide funding for operations. The results of operations and financial condition of Intermodal have been included in our consolidated financial statements within our TL segment until the date of sale.
Sale of Flatbed
On December 9, 2019, we completed the sale of Flatbed, for $30.0 million in cash, subject to customary purchase price and working capital adjustments. Proceeds from the sale were used primarily to pay off a portion of outstanding debt amounts and to provide funding for operations. The results of operations and financial condition of Flatbed have been included in our consolidated financial statements within our TL segment until the date of sale.
Sale of Prime
On January 28, 2020, we entered into a definitive agreement to sell our subsidiary Prime Distribution Services, Inc. to C.H. Robinson Worldwide Inc. for $225 million. The transaction closed March 2, 2020. The results of operations and financial condition of Prime have been included in our consolidated financial statements within our Ascent TM segment until the date of closing.
Sale of Unitrans
On September 15, 2017, we completed the sale of Unitrans. We received net proceeds of $88.5 million and recognized a gain of $35.4 million. Proceeds from the sale were used primarily to redeem a portion of the Series E Preferred Stock and to provide funding for operations. The results of operations and financial condition of Unitrans have been included in our consolidated financial statements within our Ascent TM segment until the date of sale.

Results of Operations
The following tables set forth, for the periods indicated, summary Ascent TM, Ascent OD, LTL, TL, corporate, and consolidated statement of operations data.

(In thousands)	Year ended December 31, 2019
	Ascent TM	Ascent OD	LTL	TL	Corporate/ Eliminations	Total
Revenues	$505,753	$465,512	$430,806	$475,074	$(29,283)	$1,847,862
Operating expenses:
Purchased transportation costs	$361,733	$396,660	$302,605	$214,850	(29,283)	1,246,565
Personnel and related benefits	55,932	35,717	74,012	108,226	39,654	313,541
Other operating expenses	65,173	20,021	83,258	168,225	33,536	370,213
Depreciation and amortization	6,318	8,664	5,422	28,918	9,682	59,004
Gain from sales of businesses	—	—	—	—	(37,221)	(37,221)
Impairment charges	74,636	—	1,076	107,261	14,123	197,096
Operations restructuring costs	—	—	—	20,579	—	20,579
Total operating expenses	563,792	461,062	466,373	648,059	30,491	2,169,777
Operating (loss) income	(58,039)	4,450	(35,567)	(172,985)	(59,774)	(321,915)
Total interest expense						20,412
Loss from debt extinguishment						2,270
Loss before income taxes						(344,597)
Benefit from income taxes						(3,660)
Net loss						$(340,937)

(In thousands)	Year ended December 31, 2019
	Ascent TM	Ascent OD	LTL	TL	Corporate/ Eliminations	Total
Net (loss) income	$(58,249)	$4,450	$(36,469)	$(176,023)	$(74,646)	$(340,937)
Plus: Total interest expense	359	—	902	3,038	16,113	20,412
Plus: Benefit from income taxes	(149)	—	—	—	(3,511)	(3,660)
Plus: Depreciation and amortization	6,318	8,664	5,422	28,918	9,682	59,004
Plus: Impairment charges	74,636	—	1,076	107,261	14,123	197,096
Plus: Long-term incentive compensation expenses	—	—	—	—	14,790	14,790
Less: Gain on sales of business	—	—	—	—	(37,221)	(37,221)
Plus: Loss on debt restructuring	—	—	—	—	2,270	2,270
Plus: Corporate restructuring and restatement costs	—	—	—	—	13,721	13,721
Plus: Operations restructuring costs	—	—	—	20,579	—	20,579
Plus: Contingent purchase obligation	—	—	—	—	360	360
Adjusted EBITDA	$22,915	$13,114	$(29,069)	$(16,227)	$(44,319)	$(53,586)

(In thousands)	Year ended December 31, 2018
	Ascent TM	Ascent OD	LTL	TL	Corporate/ Eliminations	Total
Revenues	$573,072	$672,965	$452,281	$572,701	$(54,878)	$2,216,141
Operating expenses:
Purchased transportation costs	421,048	573,483	323,019	255,743	(54,878)	1,518,415
Personnel and related benefits	52,273	37,376	70,551	123,171	26,382	309,753
Other operating expenses	66,237	23,412	81,749	195,340	30,730	397,468
Depreciation and amortization	5,049	8,230	3,854	20,577	5,057	42,767
Gain on sales of businesses	—	—	—	—	—	—
Impairment charges	—	—	—	1,582	—	1,582
Operations restructuring costs	—	—	—	4,655	—	4,655
Total operating expenses	544,607	642,501	479,173	601,068	7,291	2,274,640
Operating income (loss)	28,465	30,464	(26,892)	(28,367)	(62,169)	(58,499)
Total interest expense						116,912
Loss before income taxes						(175,411)
Benefit from income taxes						(9,814)
Net loss						$(165,597)

(In thousands)	Year ended December 31, 2018
	Ascent TM	Ascent OD	LTL	TL	Corporate/ Eliminations	Total
Net (loss) income	$28,226	$30,464	$(27,009)	$(28,682)	$(168,596)	$(165,597)
Plus: Total interest expense	108	—	117	315	116,372	116,912
Plus: (Benefit from) provision for income taxes	131	—	—	—	(9,945)	(9,814)
Plus: Depreciation and amortization	5,049	8,230	3,854	20,577	5,057	42,767
Plus: Fleet impairment charges	—	—	—	1,582	—	1,582
Plus: Long-term incentive compensation expenses	—	—	—	—	2,696	2,696
Plus: Corporate restructuring and restatement costs	—	—	—	—	22,224	22,224
Plus: Operations restructuring costs	—	—	—	4,655	—	4,655
Plus: Contingent purchase obligation	—	—	—	—	1,840	1,840
Adjusted EBITDA	$33,514	$38,694	$(23,038)	$(1,553)	$(30,352)	$17,265

(In thousands)	Year ended December 31, 2017
	Ascent TM	Ascent OD	LTL	TL	Corporate/Eliminations	Total
Revenues	$570,223	$548,059	$463,519	$553,184	$(43,694)	$2,091,291
Operating expenses:
Purchased transportation costs	418,170	468,749	331,177	255,969	(8,247)	1,465,818
Personnel and related benefits	58,196	33,275	70,521	117,306	17,627	296,925
Other operating expenses	60,997	16,418	83,851	178,002	19,023	358,291
Depreciation and amortization	5,965	7,985	4,353	17,550	1,894	37,747
Gain on sales of businesses	—	—	—	—	(35,440)	(35,440)
Impairment charges	4,402	—	—	—	—	4,402
Operations restructuring costs	—	—	—	—	—	—
Total operating expenses	547,730	526,427	489,902	568,827	(5,143)	2,127,743
Operating income (loss)	22,493	21,632	(26,383)	(15,643)	(38,551)	(36,452)
Total interest expense						64,049
Loss on early extinguishment of debt						15,876
Loss before income taxes						(116,377)
Benefit from income taxes						(25,191)
Net loss						$(91,186)

(In thousands)	Year ended December 31, 2017
	Ascent TM	Ascent OD	LTL	TL	Corporate/Eliminations	Total	Less: Unitrans	Total w/o Unitrans
Net (loss) income	$22,350	$21,632	$(26,578)	$(15,599)	$(92,991)	$(91,186)	$3,497	$(94,683)
Plus: Total interest expense	143	—	195	(44)	63,755	64,049	—	64,049
Plus: Benefit from income taxes	—	—	—	—	(25,191)	(25,191)	2,295	(27,486)
Plus: Depreciation and amortization	5,965	7,985	4,353	17,550	1,894	37,747	819	36,928
Plus: Impairment charges	4,402	—	—	—	—	4,402	—	4,402
Plus: Long-term incentive compensation expenses	—	—	—	—	2,450	2,450	—	2,450
Less: Gain on sale of Unitrans	—	—	—	—	(35,440)	(35,440)	—	(35,440)
Plus: Loss on debt extinguishments	—	—	—	—	15,876	15,876	—	15,876
Plus: Corporate restructuring and restatement costs	—	—	—	—	32,321	32,321	—	32,321
Adjusted EBITDA (1)	$32,860	$29,617	$(22,030)	$1,907	$(37,326)	$5,028	$6,611	$(1,583)

(1) Adjusted EBITDA for the Ascent TM segment for the year ended December 31, 2017, excluding Unitrans, was $26.2 million.

A summary of operating statistics for our LTL segment for the years ended December 31, 2019 and 2018, is shown below:

(In thousands, except for percentages)	2019	2018	% Change
Revenue	$430,806	$452,281	(4.7%)
Less: Backhaul Revenue	(3,126)	(7,336)
Less: Eliminations	508	—
Adjusted Revenue(1)	$428,188	$444,945	(3.8%)

Adjusted Revenue excluding fuel(1)	$376,648	$390,224	(3.5%)

Adjusted Revenue per hundredweight (incl. fuel)	$21.41	$21.33	0.4%
Adjusted Revenue per hundredweight (excl. fuel)	$18.83	$18.71	0.6%
Adjusted Revenue per shipment (incl. fuel)	$246.56	$243.69	1.2%
Adjusted Revenue per shipment (excl. fuel)	$216.88	$213.74	1.5%
Weight per shipment (lbs.)	1,152	1,143	0.8%
Shipments per day	6,810	7,159	(4.9%)

(1) Our management uses Adjusted Revenue and Adjusted Revenue excluding fuel to calculate the above statistics as they believe it is a more useful measure to investors since backhaul revenue and eliminations are not included in our LTL standard pricing model which is based on weights and shipments.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Consolidated Results
Our consolidated revenues decreased to $1,847.9 million in 2019 compared to $2,216.1 million in 2018. Lower revenues in all segments contributed to the decrease.
Our consolidated operating loss increased to $321.9 million in 2019 compared to $58.5 million in 2018. The 2019 operating loss included operations restructuring costs of $20.6 million related to our dry van truckload business and asset impairment charges of $197.1 million. The 2018 operating loss included operations restructuring costs of $4.7 million related to our temperature controlled business. Lower consolidated operating results in 2019 were attributable to decreased revenues, increased impairment charges and restructuring costs, partially offset by lower purchased transportation costs, other operating expenses, and gain on sale of businesses.
Our consolidated net loss increased to $340.9 million in 2019 compared to $165.6 million in 2018. In addition to the operating results within our segments and corporate, our net loss reflected a decrease in interest expense to $20.4 million in 2019 from $116.9 million in 2018 due to the absence of interest on the preferred stock (which was fully redeemed in the first quarter of 2019 after completion of the rights offering).
Income tax benefit was $3.7 million in 2019 compared to $9.8 million in 2018. The effective tax rate was 1.1% in 2019 and 5.6% in 2018. The effective tax rate varies from the federal statutory rate of 21.0% primarily due to adjustments for permanent differences, state income taxes (net of federal tax effect), and the change in valuation allowance for deferred tax assets. Significant permanent differences for 2019 included non-deductible goodwill impairment charges and a basis difference related to the sale of our Intermodal business. Significant permanent differences for 2018 included the non-deductible interest expense associated with our preferred stock.
The rest of our discussion will focus on the operating results of our four segments:
Ascent TM
Operating results declined in our Ascent TM segment to an operating loss of $58.0 million in 2019 as compared to operating income of $28.5 million in 2018. Ascent TM revenues decreased $67.3 million in 2019 compared to 2018 due to lower revenues from domestic freight management, partially offset by increases in retail consolidation. Ascent TM personnel and related benefits increased slightly by $3.7 million primarily due to increased wages in retail consolidation and international. Other operating expenses decreased $1.1 million primarily due to lower commissions, fuel, partially offset by increased bad debt expense and repairs and maintenance expense. The Ascent TM segment also recorded $74.6 million in non-cash charges for goodwill impairment.
Ascent OD
Operating results in our Ascent OD segment declined to operating income of $4.5 million in the year ended 2019 compared to operating income of $30.5 million in the year ended 2018. Ascent OD revenues decreased $207.5 million and purchased transportation decreased $176.8 million primarily attributable to lower market demand for both air and ground expedite, which negatively impacted volumes and rates. Ascent OD revenues were approximately $40.1 million lower due to the impact of the strike at a customer, GM, which began in mid-September 2019 and continued into late October 2019. Ascent OD personnel and related benefits decreased $1.7 million, while other operating expenses decreased $3.4 million.
Less-than-Truckload
Operating results in our LTL segment declined to an operating loss of $35.6 million in 2019 compared to an operating loss of $26.9 million in 2018. LTL revenues decreased $21.5 million due to lower shipping volumes driven by a targeted reduction in service areas, focused on the elimination of unprofitable freight, partially offset by higher rates. Purchased transportation costs decreased $20.4 million, which were driven by a decrease in shipping volumes, partially offset by market conditions resulting in rate increases from purchased power providers and higher spot prices paid to brokers which negatively impacted linehaul expense. LTL personnel and related benefits increased $3.4 million while other operating expenses increased $1.5 million primarily due to increases in bad debt expense.
Truckload
Operating results in our TL segment declined to operating loss of $173.0 million in 2019 compared to an operating loss of $28.4 million in 2018. TL operating results for 2019 included a goodwill impairment charge of $92.9 million, an intangible asset impairment of $9.1 million, and a property and equipment impairment charge of $5.3 million, primarily related to rolling stock equipment, as well as operations restructuring costs of $20.6 million related to fleet reductions, terminal closings, and severance costs at our dry van business. Operating results in 2018 included the restructuring of our temperature controlled truckload business, which resulted in operations restructuring costs of $4.7 million related to fleet reductions and severance costs, as well as an asset impairment charge of $1.6 million related to tractors that were classified as “held for sale.” Revenues and purchased transportation declined $97.6 million and $40.9 million, respectively, primarily attributable to declines in our dry van and intermodal businesses. TL personnel and related benefits decreased $14.9 million and other operating expenses decreased $31.8 million due to downsizing of our dry van truckload business in 2019, the sale of Intermodal and Flatbed during the fourth quarter of 2019, and the restructuring of our temperature controlled business in 2018.
Other Operating Expenses
Other operating expenses that were not allocated to our Ascent TM, Ascent OD, LTL and TL segments increased to $33.5 million in 2019 compared to $30.7 million in 2018. Higher insurance claims and professional fees were partially offset by reduced restructuring and restatement costs. Restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, and SEC and accounting compliance were $13.7 million and $22.2 million in 2019 and 2018, respectively.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Consolidated Results
Our consolidated revenues increased to $2,216.1 million in 2018 compared to $2,091.3 million in 2017. Higher revenues in the TL and Ascent TM segments contributed to the increase, which were partially offset by lower revenue in the LTL segment. Unitrans contributed revenue of $67.6 million to the Ascent TM segment in 2017.
Our consolidated operating loss increased to $58.5 million in 2018 compared to $36.5 million in 2017. The operating loss in 2018 included operations restructuring costs of $4.7 million related to the restructuring of our temperature-controlled truckload business and asset impairment charges of $1.6 million. The operating loss in 2017 included a $35.4 million gain on the sale of Unitrans and goodwill impairment charges of $4.4 million. Lower consolidated operating results in 2018 were attributable higher corporate expenses and lower results in our TL and LTL segments, partially offset by an improvement in operating results within our Ascent TM segment. Unitrans contributed operating income of $5.8 million to the Ascent TM segment in 2017.
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
The rest of our discussion will focus on the operating results of our four segments:
Ascent TM
Operating results improved in our Ascent TM segment as operating income was $28.5 million in 2018 compared to $22.5 million in 2017. Operating results in 2017 included $5.8 million of operating income from Unitrans which was sold in the third quarter of 2017 and a goodwill impairment charge of $4.4 million which resulted from comparing the carrying value of the Domestic and International Logistics reporting unit to fair value after the sale of Unitrans. Excluding Unitrans and the impact of the goodwill impairment charge, improved Ascent TM operating results were driven by growth in our retail consolidation business and our domestic freight management business, partially offset by a slight decline in international freight forwarding. Ascent TM revenues increased $2.8 million in 2018 compared to 2017 due to higher revenue from domestic freight management (truckload and LTL brokerage) and retail consolidation (growth from existing and new customers). Included in Ascent TM revenue in 2017 was $67.6 million of revenue from Unitrans. Ascent TM personnel and related benefits decreased $5.9 million primarily due to the absence of Unitrans in 2018. Excluding the impact of Unitrans, personnel and related benefits increased $3.9 million. Other operating expenses increased $5.2 million primarily due to increased IT costs of $4.1 million and higher commissions of $2.2 million, partially offset by lower bad debt expense of $1.8 million.
Ascent OD
Operating results in our Ascent OD segment improved to operating income of $30.5 million in 2018 compared to $21.6 million in 2017. Ascent OD revenues increased $124.9 million while purchased transportation costs increased $104.7 million. Ascent OD revenues and purchased transportation costs were higher due primarily to increased ground and air expedited freight and related brokerage coupled with a strong demand environment which drove higher rates. Ascent OD personnel and related benefits increased $4.1 million due primarily to higher wages, while other operating expenses increased $7.0 million primarily due to higher temporary labor charges.
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
Truckload
Operating results in our TL segment declined to an operating loss of $28.4 million in 2018 compared to an operating loss of 15.6 million in 2017. TL revenues increased $19.5 million while purchased transportation costs were essentially flat. TL revenues were higher due primarily to increased ground expedited freight coupled with a strong demand environment which drove higher rates across most of the segment. Purchased transportation costs and yield were negatively impacted by capacity reductions in intermodal services and over-the-road operations, including dry van and temperature controlled. Operating results in 2018 included the restructuring of our temperature-controlled truckload business, which resulted in operations restructuring costs of $4.7 million related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets to fair market value. Also included in TL operating results for 2018 was an asset impairment charge of $1.6 million related to tractors that were classified as “held for sale.” TL personnel and related benefits increased $5.9 million due primarily to higher driver wages, while other operating expenses increased $22.0 million, primarily due to increased equipment lease and maintenance costs of $7.0 million, the previously mentioned operations restructuring costs of $4.7 million, insurance related expenses of $1.8 million, fuel costs of $4.0 million and IT costs of $2.5 million.
Other Operating Expenses
Other operating expenses that were not allocated to our Ascent TM, Ascent OD, TL or LTL segments increased to $30.7 million in 2018 compared to $19.0 million in 2017, primarily due to a $35.4 million gain on the sale of Unitrans in September of 2017. Also included in other operating expenses are corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, and SEC and accounting compliance of $22.2 million and $32.3 million in 2018 and 2017, respectively. Also impacting 2018 were lower insurance claims reserves of $7.6 million and lower legal settlements of $5.2 million.

Liquidity and Capital Resources
Our primary sources of cash have been borrowings under our credit facilities, proceeds from divestitures, issuance of preferred stock, and cash flows from operations. Our primary cash needs are and have been to fund operating losses and normal working capital requirements, repay our indebtedness and finance capital expenditures. As of December 31, 2019, we had $4.8 million in cash and cash equivalents, $34.8 million of adjusted excess availability under the ABL Credit Facility, and the ability to request, subject to approval by Elliott, additional financing up to $59.5 million under the Third Lien Credit Facility as discussed below.
We have taken a number of actions to continue to support our operations and meet our obligations in light of the incurred losses and negative cash flows experienced over the past several years. In February 2019, we entered into a $200 million ABL Credit Facility and entered into a $61.1 million Term Loan Credit Facility, both maturing on February 28, 2024. In August 2019, we entered into a Fee Letter with entities affiliated with Elliott to arrange for Letters of Credit in an aggregate Face Amount of $20 million to support our obligations under the ABL Credit Facility. The Face Amount was subsequently increased to $30 million later in August 2019. In September 2019, we issued Revolving Notes to entities affiliated with Elliott. Pursuant to the Revolving Notes, we may borrow from time to time up to $20 million from Elliott on a revolving basis. On October 21, 2019, we entered into the Second Fee Letter Amendment with Elliott with respect to the Fee Letter to increase the Face Amount from $30 million to $45 million. On November 5, 2019, we entered into amendments to the ABL Credit Facility and the Term Loan Credit Facility which enabled us to enter into the Third Lien Credit Facility with Elliott Associates, L.P. and Elliott International, L.P, as Lenders, and U.S. Bank National Association, as Administrative Agent. The Third Lien Credit Facility allows us to request, subject to approval by the Lenders, additional financing up to $100 million and matures on August 24, 2026. We used the initial $20 million Term Loan Commitment under the Third Lien Credit Facility to refinance our Revolving Notes. These financing transactions are discussed in further detail later in this section.
On November 5, 2019, we completed the sale of Intermodal to Universal Logistics Holdings, Inc. for $51.25 million in cash, subject to customary purchase price and working capital adjustments.
On December 9, 2019, we completed the sale of Flatbed for $30.0 million in cash, subject to customary purchase price and working capital adjustments.
On January 28, 2020, we entered into a definitive agreement to sell our subsidiary Prime Distribution Services, Inc. to C.H. Robinson Worldwide, Inc. for $225 million, subject to customary purchase price and working capital adjustments. We closed the transaction on March 2, 2020 and repaid in full and terminated the ABL Credit and Term Loan Credit Facilities that originated in February of 2019.
On March 2, 2020, we and our direct and indirect domestic subsidiaries entered into a new credit agreement with BMO Harris Bank.
We have implemented or are in the process of implementing cost reductions and taken other actions including; headcount reductions, voluntary delisting and deregistration with the SEC, business restructuring, and sales of operating companies and other assets, to reduce our liquidity needs. We expect to utilize the financing available under the Third Lien Credit Facility and the new ABL Credit Facility, subject to approval by the Lenders, avail ourselves of the available tax benefits of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and take further actions such as additional headcount reductions and other cost cutting measures, to satisfy our liquidity needs. We believe that these actions are probable of occurring and mitigate the liquidity risk raised by our historical operating results and will satisfy our estimated liquidity needs during the next 12 months from the date of the issuance of the consolidated financial statements.
If we continue to experience operating losses in excess of the additional liquidity generated through the actions described above or through some combination of other actions, while not expected, then our liquidity needs may exceed availability and we might need to secure additional sources of funds, which may or may not be available. Additionally, a failure to generate additional liquidity could negatively impact our ability to perform the services important to the operation of our business.
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

The net proceeds from the rights offering and backstop commitment were used to fully redeem the outstanding shares of our preferred stock and to pay related accrued and unpaid dividends. Proceeds were also used to pay fees and expenses in connection with the rights offering and backstop commitment. We retained in excess of $30 million of funds to be used for general corporate purposes. The purpose of the rights offering was to improve and simplify our capital structure in a manner that gave our existing stockholders the opportunity to participate on a pro rata basis.
The preferred stock was mandatorily redeemable and, as such, was presented as a liability on the consolidated balance sheets. At each preferred stock dividend payment date, we had the option to pay the accrued dividends in cash or to defer them. Deferred dividends earned dividend income consistent with the underlying shares of preferred stock. We elected to measure the value of the preferred stock using the fair value method. Under the fair value method, issuance costs were expensed as incurred. The fair value of the preferred stock increased by $104.6 million during the year ended 2018, which was reflected in interest expense - preferred stock.
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
On March 1, 2018, we entered into the Series E-1 Investment Agreement with Elliott, pursuant to which we agreed to issue and sell to Elliott from time to time until July 30, 2018, an aggregate of up to 54,750 shares of Series E-1 Preferred Stock at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which we issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. The proceeds of the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support our current operations and future growth and to repay a portion of the indebtedness under our prior ABL Facility as required by the credit agreement governing that facility.
On April 24, 2018, the parties held a closing pursuant to the Series E-1 Investment Agreement, pursuant to which we issued and sold to Elliott 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of approximately $17.5 million. The proceeds of the sale of such shares of Series E-1 Preferred Stock were used to provide working capital to support our current operations and future growth and to repay a portion of the indebtedness under our prior ABL Facility as required by the credit agreement governing that facility.
The final 19,022 shares of Series E-1 Preferred Stock remained unissued when the Series E-1 Investment Agreement was terminated in connection with the closing of the rights offering. The Company incurred $1.1 million of issuance costs associated with the issuance of the Series E-1 Preferred Stock for the year ended December 31, 2018, which was reflected in interest expense - preferred stock.

On August 3, 2018, September 19, 2018, November 8, 2018, and January 9, 2019, we entered into amendments to the Series E-1 Investment Agreement, which, among other things, (i) extended the termination date thereunder from July 30, 2018 to March 2, 2019 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million, and (ii) provided that if the Series E-1 Investment Agreement was not already terminated, the Series E-1 Investment Agreement would automatically terminate upon the Rights Offering Effective Date (as defined in our prior ABL Facility). Upon the closing of the rights offering described elsewhere in this Form 10-K, the Series E-1 Investment Agreement was automatically terminated.
Credit Facilities
ABL Credit Facility
On February 28, 2019, we and our direct and indirect domestic subsidiaries entered into the ABL Credit Facility. The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for FILO Loans (as defined in the ABL Credit Facility), (ii) $20.0 million may be used for Swing Line Loans (as defined in the ABL Credit Facility), and (iii) $30.0 million may be used for letters of credit. The ABL Credit Facility provides that the revolving line of credit may be increased by up to an additional $100.0 million under certain circumstances. We initially borrowed $91.5 million under the ABL Credit Facility and used the initial proceeds for working capital purposes and to repay our prior ABL Facility. The ABL Credit Facility matures on February 28, 2024. We had adjusted excess availability under the ABL Credit Facility of $34.8 million as of December 31, 2019.
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
On October 21, 2019, we and our direct and indirect domestic subsidiaries entered into the Third ABL Facility Amendment. Pursuant to the Third ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) increase the amount of Acceptable Letters of Credit that can be added to the Borrowing Base from $30 million to $45 million, (ii) increase the Applicable Margin by 100 basis points, (iii) permit certain Specified Dispositions provided that the Net Cash Proceeds are used to pay down the Revolving Credit Facility or the Term Loan Obligations as specified, (iv) increase the Availability Block from the Specified Dispositions, (v) extend the applicable date for the Fixed Charge Trigger Period from October 31, 2019 to March 31, 2020, and (vi) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed $100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after February 28, 2024.
On November 27, 2019, we and our direct and indirect domestic subsidiaries entered into the Fourth ABL Facility Amendment. Pursuant to the Fourth ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) revise certain schedules, and (ii) waive the Specified Defaults that arose from the failure to previously update a schedule of aircraft owned by the Loan Parties (as defined in the ABL Credit Facility).
On March 2, 2020, we and our direct and indirect domestic subsidiaries entered into an amended and restated credit agreement (the “new ABL Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender (the “new ABL Credit Facility”). The new ABL Credit Facility consists of a $50.0 million asset-based revolving line of credit, of which up to (i) $1.0 million may be used for Swing Line Loans (as defined in the new ABL Credit Agreement), and (ii) $13.0 million may be used for letters of credit. The new ABL Credit Facility matures on April 1, 2021. Advances under the new ABL Credit Facility bear interest at either: (a) the LIBOR Rate (as defined in the new ABL Credit Agreement), plus an applicable margin of 4.00%; or (b) the Base Rate (as defined in the new ABL Credit Agreement), plus an applicable margin of 3.00%. The Company’s ability to borrow under the new ABL Credit Facility is reduced by credit availability blocks, currently in the amount of $18.5 million, and the amount of outstanding letters of credit, approximately $13 million. As of March 30, 2020, the Company has $18.5 million available under the new ABL Credit Facility.
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
On October 21, 2019, we and our direct and indirect domestic subsidiaries entered into the Third Term Loan Facility Amendment. Pursuant to the Third Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) permit certain Specified Dispositions, (ii) eliminate our ability to request new CapX Loans, and (iii) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed $100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after February 28, 2024.
On November 27, 2019, we entered into the Fourth Term Loan Facility Amendment. Pursuant to the Fourth Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) revise certain schedules and (ii) waive the Specific defaults that arose from the failure to previously update a schedule of Aircraft owned by the Loan parties (as defined in the Term Loan Credit Facility).
The Term Loan Facility was paid in full and terminated on March 2, 2020.
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
Revolving Notes
On September 20, 2019, we issued Revolving Notes to entities affiliated with Elliott. Pursuant to the Revolving Notes, we may borrow from time to time up to $20 million from Elliott on a revolving basis. Interest on any advances under the Revolving Notes will bear interest at a rate equal to the LIBOR Rate (as defined therein) plus 7.50%, and interest shall be payable on a quarterly basis beginning on December 1, 2019. On November 5, 2019, these notes were refinanced as part of the Third Lien Credit Facility.
Third Lien Credit Facility
On November 5, 2019, we entered into the Third Lien Credit Facility with U.S. Bank National Association, as the Administrative Agent, and Elliott Associates, L.P. and Elliott International, L.P, as Lenders. We used the initial $20 million Term Loan Commitment (as defined in the Third Lien Credit Agreement) under the Third Lien Credit Facility to refinance its $20 million principal amount of unsecured debt to the Lenders. The Company has $40.5 million of outstanding borrowings under this facility as of December 31, 2019.
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
See Note 6, “Debt” and Note 7, “Preferred Stock” to our consolidated financial statements in this Form 10-K for additional information regarding the ABL and Term Loan Credit Facilities, the Fee Letter, the Revolving Credit Notes, and preferred stock, respectively.
We do not believe that the limitations imposed by the terms of our debt agreements have any significant impact on our liquidity, financial condition, or results of operations. We believe that these resources will be sufficient to meet our working capital, debt service, and capital investment obligations for the foreseeable future.
Prior ABL Facility
Our prior ABL Facility consisted of a:

•	$200.0 million asset-based revolving line of credit, of which $20.0 million may be used for swing line loans and $30.0 million may be used for letters of credit;

•	$56.8 million term loan facility; and

•	$35.0 million asset-based facility available to finance future capital expenditures, which was subsequently terminated before utilized.
As previously mentioned, our prior ABL Facility was paid off with the proceeds from the ABL Credit Facility and the Term Loan Credit Facility.
Trading of the Company's common stock on the New York Stock Exchange
On October 4, 2018, we received a notice from the NYSE that we had fallen below the NYSE’s continued listing standards relating to minimum average global market capitalization and total stockholders’ investment, which require that either our average global market capitalization be not less than $50 million over a consecutive 30 trading day period, or our total stockholders’ investment be not less than $50 million. Pursuant to the NYSE continued listing standards, we timely notified the NYSE that we intended to submit a plan to the NYSE demonstrating how we intended to regain compliance with the continued listing standards within the required 18-month time frame. We timely submitted our plan, which was subsequently accepted by the NYSE. During the 18-month cure period, our shares continued to be listed and traded on the NYSE, subject to our compliance with other listing standards. The NYSE notification did not affect our business operations or our reporting requirements with the SEC.
On October 12, 2018, we received a notice from the NYSE that we had fallen below the NYSE’s continued listing standard related to price criteria for common stock, which requires the average closing price of our common stock to equal at least $1.00 per share over a 30 consecutive trading day period. The NYSE notification did not affect our business operations or our SEC reporting requirements. As a result of our 1-for- 25 Reverse Stock Split that took effect on April 4, 2019, we received a notice from the NYSE on April 12, 2019 that a calculation of our average stock price for the 30-trading days ended April 12, 2019, indicated that our stock price was above the NYSE’s minimum requirements of $1.00 based on a 30-trading day average. Accordingly, we are now in compliance with the $1.00 continued listed criterion. On September 10, 2019, we received a notice from the NYSE that we were back in compliance with the NYSE quantitative listing standards. This decision came as a result of our achievement of compliance with the NYSE's minimum market capitalization and stockholders' equity requirements over the prior two consecutive quarters.
See Note 6, Debt, and Note 7, Preferred Stock, to our consolidated financial statements in this Form 10-K for additional information regarding our prior ABL Facility and preferred stock, respectively. We do not believe that the limitations imposed by the terms of our debt agreement have any significant impact on our liquidity, financial condition or results of operations.
Cash Flows
A summary of operating, investing, and financing activities are shown in the following table (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(97,075)	$5,594	$(45,552)
Investing activities	60,905	(22,715)	77,631
Financing activities	29,768	2,598	(35,890)
Net change in cash and cash equivalents	$(6,402)	$(14,523)	$(3,811)
Cash Flows from Operating Activities
Cash used in operating activities was $97.1 million during 2019. The difference between our $340.9 million net loss and the $97.1 million of cash used by operating activities was primary attributable to the impairment charge of $207.7 million and depreciation and amortization of $59.8 million.
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
Cash Flows from Investing Activities
Cash provided by investing activities was $60.9 million, primarily due to proceeds from sales of businesses of $84.8 million and building and equipment of $3.9 million. A majority of our 2019 capital expenditures were funded with finance leases as opposed to up-front cash. We expect to use approximately $20 million of cash in 2020 to fund capital expenditures of $20 to $25 million.
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
Cash Flows from Financing Activities
Cash provided by financing activities was $29.8 million for the year ended 2019, primarily as a result of net proceeds from the issuance of common stock of $450.0 million, offset by the payment of preferred stock of $402.9 million.
Cash provided by financing activities was $2.6 million during 2018, which primarily reflects the issuance of Series E-1 Preferred Stock of $35.0 million and net proceeds from insurance premium financing of $5.6 million, partially offset by a reduction in borrowings of $31.0 million and a reduction of our finance lease obligation of $5.5 million.
Cash used in financing activities was $35.9 million during 2017, which primarily reflects issuance costs from debt and preferred stock of $20.8 million, debt extinguishment costs of $11.0 million, and a reduction of finance lease obligations of $3.7 million.

Quarterly Results of Operations
The following table presents unaudited consolidated statement of operations data for each of the four quarters ended December 31, 2019 and 2018. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019:
Total revenues	$507,148	$480,688	$459,147	$400,879
Net revenues (total revenues less purchased transportation costs)	164,373	162,903	152,785	121,236
Total interest expense	3,882	4,632	5,480	6,418
Loss before income taxes	(26,928)	(142,473)	(98,305)	(76,891)
Net loss available to common stockholders	(26,999)	(141,949)	(97,751)	(74,238)
Loss per share:
Basic	$(1.78)	$(3.77)	$(2.60)	$(1.97)
Diluted	$(1.78)	$(3.77)	$(2.60)	$(1.97)

2018:
Total revenues	$569,984	$558,026	$536,584	$551,547
Net revenues (total revenues less purchased transportation costs)	169,021	177,954	170,906	179,845
Total interest expense	9,543	34,232	35,798	37,339
Loss before income taxes	(22,973)	(45,607)	(46,619)	(60,212)
Net loss available to common stockholders	(23,643)	(41,955)	(41,561)	(58,438)
Loss per share:
Basic	$(15.37)	$(27.24)	$(26.99)	$(37.32)
Diluted	$(15.37)	$(27.24)	$(26.99)	$(37.32)
Our operating results for the first, second, third and fourth quarters of 2019 include asset impairment charges of $0.8 million, $108.3 million, $39.7 million and $48.3 million, respectively.
Our operating results in the second quarter of 2018 include operations restructuring costs of $4.7 million. Our operating results in the fourth quarter of 2018 include asset impairment charges of $1.6 million.
The above table reflects adjustment for the reverse stock split that occurred on April 4, 2019.

Off-Balance Sheet Arrangements
We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; engage in leasing, hedging, or research and development services; or have other relationships that expose us to liability that is not reflected in the financial statements. However, we provide a guarantee for a portion of the value of certain IC leased tractors. The potential maximum exposure under these lease guarantees was approximately $7.6 million as of December 31, 2019.
Seasonality
Our operations are subject to seasonal trends that have been common in the North American over-the-road freight sector for many years. Typically our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September, and December. This pattern has been the result of factors such as inclement weather, national holidays, customer demand, and economic conditions.

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
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K for the year ended December 31, 2019, our Chief Executive Officer (“CEO”), serving as our Principal Executive Officer, and our Chief Financial Officer (“CFO”), serving as our Principal Financial Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 were still present as of December 31, 2019 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Deficiencies in internal controls contributed to material accounting errors identified and corrected prior to 2017. Deficiencies in internal control activities contribute to the potential for there to be material accounting errors in substantially all financial statement account balances and disclosures. Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements and unaudited interim financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented based on a number of factors including, but not limited to, (a) substantial resources expended (including the use of internal audit personnel and external consultants) in response to the findings of material weaknesses, (b) internal reviews to identify material accounting errors, and (c) the continuation of certain remediation actions, as discussed further below.
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
We did not maintain an effective control environment to enable the identification and mitigation of risks of material accounting errors as result of the contributing factors to the material weaknesses in the control environment, including:

•
The tone from executive management was insufficient to create the proper environment for effective internal control over financial reporting and to ensure that (i) there were adequate processes for oversight, (ii) there was accountability for the performance of internal control over financial reporting responsibilities, (iii) identified issues and concerns were raised to appropriate levels within our organization, (iv) corrective activities were appropriately applied, prioritized, and implemented in a timely manner, and (v) relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditors.

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

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019. Deloitte & Touche LLP's report, which expresses an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses, which appears on page 64 of this Form 10-K, is consistent with management's report on internal control over financial reporting as set forth above.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As discussed above, we have identified material weaknesses in our internal control over financial reporting. Although we have not fully remediated the material weaknesses as of December 31, 2019, we have made, and will continue to make, improvements to our policies and procedures as well as the oversight of these policies and procedures, staffing of positions which play a significant role in internal control. We also have made, and will continue to make, improvements in our communication of relevant and accurate information both internally and externally, identification of risks and enhancement of our risk assessment procedures. Design and implementation of control activities that address objectives and risks will continue in 2020 and subsequent years, as necessary, and we will continue our evaluation and assessment of the control environment and efforts to identify and remediate the underlying causes of the identified material weaknesses. The following provides further details regarding each material weakness identified above and the remedial action taken and planned as of the date of this Form 10-K.
Remediation Plan and Status
Remediation efforts continued in 2019, including implementation of policies, procedures, and internal controls. This remediation effort remains a multi-year process, continuing into 2020 and subsequent years as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts, including those identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The following remediation activities highlight our commitment to remediating our identified material weaknesses, although management has not yet concluded that any of these internal controls are operating effectively:
Control Environment
Our Audit Committee, our Board of Directors, and management have undertaken certain steps to set the proper tone at the top that establishes the Company’s guiding values and ethical climate in order to empower and properly resource the employees that have day to day responsibilities to mitigate risk and build organization trust. Those actions include:

•
Recurring leadership, operations, strategy planning, staff and departmental meetings are held to discuss important Company updates as well as progress on the remediation of material weaknesses and the importance of an effective control environment.

•
Periodic communications from CEO, CFO, Chief Information Officer, Chief Compliance Officer and other leaders are sent to all employees on important Company updates, including core values and mission statement and internal control compliance.

•
In 2019, corporate governance policies were developed and/or updated in the areas of whistleblower, nepotism, insider trading, media communications, and record retention. In addition, we updated our employee handbook and furthermore, all employees are required annually to acknowledge they have read and understand our Core Values and the Code of Conduct, Whistleblower, Anti-Corruption, and Nepotism Policies. Semi-annual reminders are sent to all employees to review corporate governance policies.

•
Information technology and accounting/finance policies were issued for fixed assets, driver advances and loans, intercompany transactions, travel and entertainment, project management framework, patch management and security incident management. All policies are posted online where they are accessible to employees.

•
We have expanded our training and education related to internal controls to include workshops and training sessions to improve control awareness and educate all applicable personnel at the business unit level on internal control topics.

•
The ethics task force reviews all reported violations, investigates and assigns a lead investigator, ensures investigations are conducted and resolved on a timely basis, and decides appropriate disciplinary actions, as needed. Reports are regularly shared with executive management and reviewed with the Audit Committee at least quarterly.

•
Executive management continues to evaluate the effectiveness of our accounting and financial reporting, internal audit, and information technology functions. Evaluation of the effectiveness of these personnel and appropriateness of reporting lines across the Company is ongoing.

•
Our key executives and finance and operations personnel from our corporate headquarters and operating companies completed quarterly sub-certifications in 2019 to support the CEO/CFO certification as part of our Form 10-Q and Form 10-K filings.

Risk Assessment
We continue to identify risks and enhance risk assessment procedures. This has enabled us to begin to identify and develop controls and procedures to address key financial reporting and fraud risks. The following activities are performed:

•
On a monthly basis, we perform detailed reviews of financial records at the corporate headquarters and the business unit level with the objective of ensuring compliance with GAAP and regulatory compliance requirements, identifying unusual or non-recurring items and correcting accounting errors, if any. We utilize the results of these reviews to assess risk and to calibrate discussions with business units in future reporting periods.

•
On a quarterly basis, executive management in conjunction with corporate and operations teams formally reviews Risk Factors that are included in SEC Form 10-Q filings. The objective of this review is to identify any new and relevant financial reporting risk factors that are applicable to the organization.

•	Our Chief Information Officer continues to assess our information technology control environment and adequacy of personnel, including responding to information technology risks appropriately.
Control Activities
We continue to redesign and implement internal control activities. We established policies and procedures and conducted process and control walkthrough meetings and workshops, sharing best practices over process-level controls and structures and providing guidance to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediating our material weaknesses. This will continue in 2020 and subsequent years as necessary and includes:

•
Monthly and quarterly trial balance reviews with business unit and finance leaders which includes review of the financial statement fluctuation analysis requiring all reporting units to explain material fluctuations in their financial statement line items.

•
We have implemented specific control activities including a monthly data validation performed by each business unit to ensure financial data recorded at the business unit level is complete and accurate and reconciles to our consolidated financial statements. Additionally, the Corporate Controller reviews all adjustments made between the initial and final submissions of financial statements.

Information and Communication
We continue to take steps to enhance our practices related to information and communication. Our senior finance and information technology executives have communicated objectives and developed formal job responsibilities for key roles. The information technology department is organized and centralized to support our business structure. We are evaluating and developing controls to address cyber risk. As previously disclosed in September 2019, we suffered a server and applications quarantine caused by a malware attack which for a period of time resulted in our inability to provide timely and accurate information to manage our business. We have invested and continue to invest in technology security initiatives, we hired an Information Technology Security Manager, implemented relevant employee training, enhanced information technology risk management, and are in various stages of implementing disaster recovery plans. Business unit restructuring occurred allowing information to be consolidated and communicated more efficiently and effectively. We implemented a new software solution used to support the consolidation of financial statements.
Monitoring Activities
In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, executive management will continue to implement additional measures to address control deficiencies or further refine and improve the remediation efforts described above. Executive management, in consultation with and at the direction of our Audit

Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses, including through the following:

•	We continue to evaluate accounting, finance, information technology and internal audit staffing levels to sufficiently address the size, scope, and complexity of our organization.

•
We have developed and continue to implement effective communication plans relating to, among other things, identification of deficiencies and recommendations for corrective actions. Our Audit Committee receives quarterly remediation reports and periodic updates, as needed. These communication plans apply to all parties responsible for remediation.

We have implemented processes to communicate relevant information within the organization to the Board of Directors, Audit Committee and independent auditors.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Roadrunner Transportation Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 30, 2020, expressed an unqualified opinion on those financial statements.
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
Control Environment - control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) commitment to integrity and ethical values, (ii) the ability of the board of directors to effectively exercise oversight of the development and performance of internal control, as a result of failure to communicate relevant information within the organization and, in some cases, withholding information, (iii) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives, (iv) commitment to attract, develop, and retain competent individuals, and (v) holding individuals accountable for their internal control related responsibilities.
Risk Assessment - control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) contemplating fraud risks, and (iv) identifying and assessing changes in the business that could impact the system of internal controls.
Control Activities - control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.
Information and Communication - control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control, and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.
Monitoring - control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2019, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 30, 2020

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table sets forth the names, ages and positions held as of the date of this Annual Report on Form 10-K for each member of our board of directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s) Held
James D. Staley(1)(3)	70	Chairman of the Board
Curtis W. Stoelting	60	Chief Executive Officer and Director
Scott L. Dobak(2)(3)	57	Director
Christopher L. Doerr(2)(3)	70	Director
Ralph (“Cody”) W. Kittle III	30	Director
Donald C. Brown(1)	64	Director
Christopher W. Jamroz(1)(2)	45	Director
(1)     Member of the audit committee.
(2)    Member of the compensation committee.
(3)     Member of the nominating/corporate governance committee.

Each of our directors stands for election at each annual meeting of stockholders and, if elected, will serve from the time of election and qualification until the next annual meeting. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal.

The following is a biographical summary of the experience of our directors:
James D. Staley has served as the chairman of our board of directors since November 2017 and has been a director of our company since October 2010. Mr. Staley previously served as the lead independent director of our board of directors from December 2016 to November 2017. Mr. Staley is presently retired. From 2004 through December 2007, Mr. Staley served in various capacities for YRC Worldwide, Inc. (NASDAQ: YRCW) and its subsidiaries, one of the world’s largest transportation services providers, including as President and Chief Executive Officer of Roadway Group and YRC Regional Transportation. Prior to that, Mr. Staley served for over 30 years in various capacities for Roadway Express, including President and Chief Operating Officer. Mr. Staley currently serves as the Lead Director and on the audit, compensation, and nominating and corporate governance committees of Douglas Dynamics, Inc. (NYSE: PLOW), a designer, manufacturer, and seller of snow and ice control equipment for light trucks. Our board of directors concluded that Mr. Staley should serve as a member of our board of directors because of his executive and operational experience with a public company in the transportation industry, and his experience on other public company boards of directors.
Curtis W. Stoelting has served as our Chief Executive Officer since April 2017 and has been a director of our company since January 2016. Mr. Stoelting previously served as our principal financial officer and principal accounting officer from April 2017 until March 2018 and our President and Chief Operating Officer from January 2016 until April 2017. Prior to joining our company, Mr. Stoelting served as the Chief Executive Officer and a director of TOMY International (formerly RC2 Corporation) from January 2003 to March 2013. RC2 Corporation (NASDAQ: RCRC) was acquired by TOMY Company, Ltd. in April 2011. Mr. Stoelting previously served as RC2’s Chief Operating Officer from 2000 to 2003, Executive Vice President from 1998 to 2000 and Chief Financial Officer from 1994 to 1998. Prior to that, Mr. Stoelting was with Arthur Andersen for 12 years. Mr. Stoelting currently serves on the Board of Directors and Compensation Committee of Regal-Beloit Corporation (NYSE: RBC), a publicly traded manufacturer of commercial, industrial, and HVAC electric motors, electric generators and controls, and mechanical motion control products. Our board of directors concluded that Mr. Stoelting should serve as a member of our board of directors because of his role as our chief executive officer, which enables him to provide the board with insight based on his day-to-day interactions with our company, and because of his operational expertise. As a management representative on our board of directors, Mr. Stoelting provides an insider’s perspective in board discussions about the business and strategic direction of our company.

Scott L. Dobak has served as a director of our company since June 2017. Mr. Dobak currently serves as President and Chief Executive Officer of Hufcor, Inc. where he has served since September 2019.  Prior to this, Mr. Dobak was the Chairman of AT Group, US, from September 2018 to August 2019.  Previously, Mr. Dobak served as the Chief Executive Officer of Dicom Transportation Group from January 2014 to September 2018.  Additionally, Mr. Dobak served in various leadership roles with our company from January 2007 to December 2013, most recently serving as our President-Less-than-Truckload and Transportation Management Solutions.  Our board of directors concluded that Mr. Dobak should serve as a member of our board of directors because of his proven business acumen, his executive and operational experience in the transportation industry, and his familiarity with our business.
Christopher L. Doerr has served as a director of our company since October 2010. Mr. Doerr is currently the sole member of Passage Partners, LLC, a private investment company. Mr. Doerr served as Co-Chief Executive Officer of Sterling Aviation Holdings, Inc., an aircraft management and charter company, from 2004 to 2014. From 2009 to 2011, Mr. Doerr served as Executive Chairman and Chief Executive Officer of Karl’s Rental, Inc., a global manufacturer and supplier of portable event structures and related equipment. Prior to that, Mr. Doerr served as President and Co-Chief Executive Officer of Leeson Electric Corporation from 1986 to 2001. Mr. Doerr currently serves on the board of directors and compensation committee of Regal Beloit Corporation (NYSE: RBC), a publicly traded manufacturer of commercial, industrial, and HVAC electric motors, electric generators and controls, and mechanical motion control products. Our board of directors concluded that Mr. Doerr should serve as a member of our board of directors because of his proven business acumen and executive and operational experience, having served as the chief executive officer of several companies, and because of his experience on other public company boards of directors.
Ralph (“Cody”) W. Kittle III has served as a director of our company since June 2017. Mr. Kittle currently serves as an investment professional with Elliott Management Corporation (“Elliott”), where he has been employed since August 2014. Prior to that, Mr. Kittle served as an associate at Wind Point Partners, a private equity firm based in Chicago, and in Investment Banking at J.P. Morgan, where he focused on mergers and acquisitions in the industrial and consumer industries. Our board of directors concluded that Mr. Kittle should serve as a member of our board of directors because of his significant business and investment experience across a wide range of industries, including in the transportation and logistics sectors, as well as experience with financial and operational matters for businesses.
Donald C. Brown has served as a director of our company since April 2019. Mr. Brown retired in 2017 as Executive Vice President of FedEx Freight Corporation, a North American freight shipping company, having served as Executive Vice President, Finance and Administration, and Chief Financial Officer from 2008 to November 2016. Prior to joining FedEx Freight Corporation as Senior Vice President and Chief Financial Officer in 2001, he held financial management positions at FedEx Corporation, FedEx Corporate Services and FedEx Logistics. His prior affiliations include Caliber System, Inc., Roadway Services, Inc. and Ernst & Young. Mr. Brown is a member of the Board of Directors of The Davey Tree Expert Company and the Board of Advisors for Miller Transfer & Rigging. Our board of directors concluded that Mr. Brown should serve as a member of our board of directors because of his executive experience with transportation companies involved in freight and parcel delivery services, extensive experience with internal and external financial reporting, including filings with the SEC, interactions with audit committees, including as a member of the audit committee of The Davey Tree Expert Company, as well as executive level responsibility for risk management and human resources.
Christopher W. Jamroz has served as a director of our company since April 2019. Mr. Jamroz currently serves as the Executive Chairman of STG Holdings, LLC, a specialty 3PL and transportation services provider, and Chairman of the Board of CMS Info Systems, Ltd., a secure logistics company. Mr. Jamroz previously served as the President and Chief Operating Officer of GardaWorld Cash Services, the #1 currency supply chain, secure logistics and outsourced business services provider in North America, from 2010 to 2016. Prior to that time, Mr. Jamroz was at J.P. Morgan Chase in Canada from 2003 to 2010, ultimately serving as the Head of the Corporate Finance practice. Our board of directors concluded that Mr. Jamroz should serve as a member of our board of directors because of his executive and operational experience in the transportation industry and his knowledge of corporate finance.

Executive Officers
The following table sets forth the names, ages and positions held as of the date of this Annual Report on Form 10-K for each of our executive officers.

Name	Age	Position(s) Held
Curtis W. Stoelting	60	Chief Executive Officer and Director
Patrick J. Unzicker	49	Executive Vice President and Chief Financial Officer
Michael K. Rapken	59	Chief Information Officer
Robert M. Milane	66	General Counsel
Douglas J. Smith	50	Senior Vice President of Human Resources and Chief Compliance Officer
Frank L. Hurst	46	President-Roadrunner Freight
William R. Goodgion	56	President-Ascent International
Patrick K. McKay	52	Senior Vice President-Enterprise Fleet Services
Thomas D. Stenglein	55	President-Ascent On-Demand
Christopher M. Cook	45	President - Ascent Domestic
Micah L. Holst	43	Chief Commercial Officer - Ascent Global Logistics
Curtis W. Stoelting’s biography is set forth under the heading “Directors” above.
Each of our executive officers was appointed to serve until such officer’s resignation or removal.
Patrick J. Unzicker has served as our Executive Vice President and Chief Financial Officer since September 9, 2019. Prior to joining the company, Mr. Unzicker served Adtalem Global Education (NYSE: ATGE, formerly DeVry Education Group) from 2006 to 2019. He was Senior Vice President, Chief Financial Officer and Treasurer of Adtalem Global Education from 2016 to 2019, Vice President, Chief Accounting Officer and Treasurer from 2015 to 2016, Vice President, Finance and Chief Accounting Officer from 2012 to 2015, and Vice President and Controller from 2006 to 2012. Mr. Unzicker previously served as Vice President-Controller for Whitehall Jewelers, Inc. from 2003 to 2006, was Vice President, Finance of Galileo International from 2001 to 2002 and Senior Manager, Finance from 2000 to 2001, and held several accounting positions with Ryerson, Inc. from 1997 to 2000. He began his career at Price Waterhouse LLP in 1993.
Michael K. Rapken has served as our Chief Information Officer since December 2018. Prior to joining our company, Mr. Rapken served as Chief Technology Officer at Press Ganey Associates, a leading integrated solutions provider to the health care industry, from June 2014 to May 2018. Prior to his time at Press Ganey Associates, Mr. Rapken held leadership positions at Genesis10, a privately held national technology consulting firm, from January 2010 to June 2014, and as Chief Information Officer at YRC Worldwide (NASDAQ: YRCW), one of the largest transportation providers in North America, from October 2005 to June 2009. Prior to YRC Worldwide, Mr. Rapken had various positions in application development at Sprint from June 1988 to September 2005.
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
Douglas J. Smith has served as our Senior Vice President of Human Resources since April 2019. Prior to joining our company, Mr. Smith served as Vice President of Human Resources at Allegheny Technologies, Inc. at the business unit, group and corporate levels from November 2012 to April 2019.  Prior to that, Mr. Smith held human resources leadership roles at Sara Lee North American Fresh Bakery (now part of Bimbo Bakeries USA) from 2007 to 2012.
Frank L. Hurst has served as our President-Roadrunner Freight since June 2017. Mr. Hurst previously served as our Senior Vice President of Sales and Marketing of Roadrunner Freight from January 2017 to June 2017. Prior to joining our company, Mr. Hurst served as VP/GM for North American Corporation, a distributor of packaging products, equipment, and service based in Glenview, Illinois, from January 2014 to December 2016. From August 2012 to December 2013, Mr. Hurst served as Executive Vice President for Vitran Express, where he was responsible for the turnaround, sale, and transition of the US LTL operation. Prior to joining Vitran Express, Mr. Hurst spent 16 years at FedEx Freight, where he was most recently served as VP-Divisional Operations from July 2007 to August 2012.
William R. Goodgion has served as our President-Ascent Global Logistics since April 2015. Prior to joining our company,

Mr. Goodgion served as Managing Director-Operations (Central Region) for FedEx Trade Networks Transport & Brokerage, Inc., a subsidiary of FedEx Corporation, from December 2014 through April 2015, and as Managing Director-Global Distribution & Surface Transportation for FedEx Trade Networks Transport & Brokerage, Inc. from March 2000 through April 2015.
Patrick K. McKay has served as our Senior Vice President-Enterprise Fleet Services since February 2017 and was previously our President-Truckload Logistics from July 2014 until February 2017 and our President-Truckload Services from March 2012 to July 2014. Prior to joining our company, Mr. McKay served as a General Manager-Operations for the van truckload division of Schneider National, Inc. from 2008 to 2012. Prior to that, Mr. McKay held various leadership positions with FedEx Ground, Inc. from 1992 to 2008, most recently serving as a Division Managing Director.
Thomas D. Stenglein has served as our President, Ascent On-Demand since November 2016.  Prior to his current position, Mr. Stenglein was the Chief Operating Officer and Chief Financial Officer for Active On-Demand from March 2013 to November 2016.  Prior to that, Mr. Stenglein had leadership roles in Finance and Operations at Truesense Imaging and Eastman Kodak from 1989 to 2013.
Chris M. Cook has served as President, Ascent Domestic since March 2020. Prior to his current position, Mr. Cook served as President of Roadrunner Truckload Plus, joining in January of 2013. Prior to joining our company, Mr. Cook spent four years at R.R. Donnelley managing the independent agent model of the business. He also spent eight years prior to that with ABF Freight, fulfilling various sales and operations management roles.
Micah L. Holst has served as Chief Commercial Officer of Ascent Global Logistics since February 1, 2020.  Prior to that, Mr. Holst was President of Ascent International from July 2013 to January 2020.  Mr. Holst joined Ascent International (formerly Marisol International) in 2004 and served in operations and sales capacities from 2004 to 2013, prior to becoming President.  Before joining Marisol International, Mr. Holst played four seasons of professional baseball in the San Francisco Giants organization.
Delinquent Section 16(a) Reports

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
Based solely upon our review of the copies of such forms that we received during the year ended December 31, 2019, and written representations that no other reports were required, we believe that each person who at any time during such year was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during the year ended December 31, 2019, except that (i) the Form 4 filed by Christopher L. Doerr on April 18, 2019 was late; (ii) the Form 4s filed by Michael L. Gettle on February 15, 2019, May 29, 2019 and May 30, 2019 were late; (iii) the Form 4s filed by William Goodgion on May 29, 2019 and May 30, 2019 were late; (iv) the Form 4s filed by Frank Hurst on May 29, 2019 and May 30, 2019 were late; (v) the Form 3 filed by Dennis Matthews on September 9, 2019 was late; (vi) the Form 4s filed by Patrick McKay on May 29, 2019 and May 30, 2019 were late; (vii) the Form 4s filed by Robert Milane on May 29, 2019 and May 30, 2019 were late; (viii) the Form 3 and Form 4 filed by Peter Nicholson on September 9, 2019 were late; (ix) the Form 4 filed by Michael Rapken on September 9, 2019 was late; (x) the Form 4s filed by Terence R. Rogers on May 29, 2019 and May 30, 2019 were late; (xi) the Form 4s filed by Paul Schwind on May 29, 2019 and May 30, 2019 were late; (xii) the Form 4 filed by James D. Staley on February 20, 2019 was late; (xiii) the Form 3 filed by Tom Stenglein on October 16, 2019 was late; and (xiv) the Form 4s filed by Curtis W. Stoelting on May 29, 2019 and May 30, 2019 were late.
Code of Conduct - Availability of Corporate Governance Information
Our board of directors has adopted charters for our audit, compensation, and nominating/corporate governance committees describing the authority and responsibilities delegated to these committees by our board of directors. Our board of directors has also adopted corporate governance guidelines, a whistle blower policy, a code of business conduct and ethics, and a code of ethics for our chief executive officer and senior financial officers. We post on our website, at www.rrts.com, the charters of our audit, compensation, and nominating/corporate governance committees; our corporate governance guidelines; our whistle blower policy; our code of business conduct and ethics; our code of ethics for our chief executive officer and senior financial officers, and any amendments or waivers thereto. These documents are also available in print to any stockholder requesting a copy in writing from our secretary at Roadrunner Transportation Systems, Inc., 1431 Opus Place, Suite 530, Downers Grove, Illinois 60515.

Audit Committee and Audit Committee Financial Expert
We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of our audit committee are Messrs. Brown (chairman), Jamroz, and Staley, each of whom satisfies the independence requirements under the NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. Messrs. Brown and

Jamroz were appointed to the audit committee on May 22, 2019. Our board of directors has determined that Mr. Brown is an “audit committee financial expert” within the meaning of SEC regulations. Each member or contemplated member of our audit committee can read and understand fundamental financial statements in accordance with audit committee requirements. In arriving at this determination, our board of directors has examined each audit committee member’s or contemplated member’s professional experience and the nature of their employment in the corporate finance sector.

ITEM 11.	EXECUTIVE COMPENSATION
As a company with a public float less than $250 million as of June 30, 2019, we qualified as a “smaller reporting company” as defined in Rule 405 under the Securities Exchange Act of 1934, as amended. A smaller reporting company may take advantage of certain reduced reporting requirements that are otherwise applicable generally to public companies. These reduced reporting requirements include reduced disclosure about our executive compensation arrangements. We currently intend to take advantage of some of these reduced reporting requirements available to a smaller reporting company. Accordingly, the executive compensation information contained below may be different than the information we have disclosed in prior years or that you receive from other public companies in which you invest.
Fiscal Year 2019 Summary Compensation Table

The following table sets forth compensation information for our named executive officers.

Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards (3)(4)	Option Awards (5)	Non-Equity Incentive Plan Compensation (6)	All Other Compensation (7)	Total
Curtis W. Stoelting (1)	2019	$571,000	$—	$14,695,795	$946,275	$—	$3,859	$16,216,929
Chief Executive Officer (8)	2018	$571,000	$265,515	$560,700	$—	$—	$3,409	$1,400,624

Patrick J. Unzicker	2019	$138,461	$—	$1,453,800	$168,980	$—	$152	$1,761,393
Executive Vice President and Chief Financial Officer (9)

Frank L Hurst	2019	$335,000	$—	$2,673,997	$113,821	$—	$9,070	$3,131,888
President - Roadrunner Freight

Michael L. Gettle	2019	$592,962	$—	$4,725,743	$—	$—	$9,892	$5,328,597
Former President, Chief Operating Officer and Secretary (10)	2018	$571,000	$265,515	$560,700	—	$—	$9,024	$1,406,239

Terence R. Rogers	2019	$405,770	$—	$41,996	$—	$—	$822	$448,588
Former Executive Vice President and Chief Financial Officer (11)	2018	$400,000	$156,000	$200,250	$—	$—	$774	$757,024

(1)	As set forth in more detail below, Mr. Stoelting’s 2019 total compensation included the following:
a. The “Stock Awards” column represents the awards of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) as follows:
(i) RSUs valued at $5.0 million (weighted average of $11.50 per share); and
(ii) PRSUs valued at $9.7 million (weighted average of $18.48/share).
b. The “Options Awards” column represents options to purchase common stock at an exercise price of $12.50 per share.
The PRSUs and options will not result in monetary value to Mr. Stoelting unless the price of our common stock is above $12.50 per share, which is substantially above the closing price on March 27, 2020 of $4.55 per share.

(2)	Amounts shown for 2018 reflect discretionary bonuses awarded for fiscal 2018, but not paid until 2019.

(3)
Amounts reflect the grant date fair value of stock awards. The grant date fair value is calculated in accordance with ASC Topic 718, “Compensation-Stock Compensation.” The fair value of RSUs is based on the closing market price of our common stock on the date of grant. The fair value of PRSUs is calculated using the Monte Carlo method. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 10, “Share-based Compensation” to our 2019 consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019. These amounts reflect our accounting expense for these awards over the vesting period and do not correspond to the actual value that will be recognized by the named executive officers with respect to these awards.

(4)
Includes RSU awards totaling $5.0 million, $1.0 million, and $5.0 million to Messrs. Stoelting, Hurst, and Gettle, respectively. These grants vest over four years and were contemplated by the Compensation Committee to be the only RSU grants to those executive officers over that four year period.

(5)
Amounts reflect the grant date fair value of option awards. The grant date fair value is calculated in accordance with ASC Topic 718, “Compensation-Stock Compensation.” For a discussion of valuation assumptions, see Note 10, “Share-based Compensation” to our 2019 consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019. These amounts reflect our accounting expense for these awards over the vesting period and do not correspond to the actual value that will be recognized by the named executive officers with respect to these awards.

(6)
Amounts for fiscal 2019 and 2018 reflect that we did not meet the threshold level of financial performance under our 2019 and 2018 cash incentive plans; accordingly, our named executive officers did not receive any payout under those plans.

(7)
Amounts for 2019 and 2018 reflect matching contributions under our 401(k) plan and a gross-up tax reimbursement to cover taxes on term life insurance premiums computed in accordance with Internal Revenue Service guidelines. Our executive officers participate in our medical and disability insurance plans in the same manner as our other employees and do not receive any perquisites.

(8)
Mr. Stoelting was appointed our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer in April 2017. Mr. Stoelting previously served as our Principal Financial Officer and Principal Accounting Officer from April 2017 until March 2018 and our President and Chief Operating Officer from January 2016 until April 2017.

(9)	Mr. Unzicker was appointed our Executive Vice President and Chief Financial Officer on September 9, 2019.

(10)
Mr. Gettle was appointed our President, Chief Operating Officer, and Secretary in April 2017 and resigned on December 10, 2019. Mr. Gettle previously served as our Executive Vice President from May 2016 until April 2017.

(11)	Mr. Rogers was appointed our Executive Vice President and Chief Financial Officer in May 2017 and resigned effective on August 30, 2019.
Grants of Plan Based Awards during Fiscal Year 2019
The following table provides information with respect to grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2019.

Name	Grant Date	Target Performance Restricted Stock Units		Restricted Stock Units		Option Awards
Curtis W. Stoelting	3/21/2019	31,400	(1)	31,400	(4)	116,296	(4)
	4/8/2019	455,280	(2)	400,000	(5)
	5/22/2019	40,000	(3)	—		78,740	(6)

Patrick J. Unzicker	9/9/2019	60,000	(2)	60,000	(5)	34,000	(7)

Frank L Hurst	3/21/2019	3,000	(1)	3,000	(4)	11,111	(4)
	4/8/2019	86,720	(2)	76,000	(5)
	5/22/2019	6,000	(3)	—		11,811	(6)

Michael L. Gettle	3/21/2019	31,400	(10)	31,400	(8)	116,296	(10)
	4/8/2019	455,280	(10)	400,000	(9)
	5/22/2019	40,000	(10)	—		78,740	(10)

Terence R. Rogers	3/21/2019	11,200	(11)	11,200	(8)	41,481	(11)
	4/8/2019	86,720	(11)	76,000	(11)
	5/22/2019	15,000	(11)	—		29,528	(11)

(1)	Performance period ends May 15, 2021.

(2)	Performance period ends May 15, 2023.

(3)	Performance period ends May 21, 2022.

(4)	One-third of the total number of shares vest on each of May 15, 2019, 2020, and 2021.

(5)	25% of the total number of shares vest on each of April 8, 2020, 2021, 2022, and 2023.

(6)	One-third of the total number of shares vest on each of May 15, 2020, 2021, and 2022.

(7)	25% of the total number of shares underlying this stock option vest on each of September 30, 2020, 2021, 2022, and 2023.

(8)	One-third of the total number of shares vested on May 15, 2019. The remainder were cancelled upon resignation effective on August 30, 2019 for Mr. Rogers and on December 10, 2019 for Mr. Gettle.

(9)	Vesting was accelerated when Mr. Gettle resigned on December 10, 2019.

(10)
Upon Mr. Gettle’s departure from the company, all PRSUs and unvested stock options were cancelled. All vested stock options were cancelled 90-days from December 10, 2019, which was the date of resignation.

(11)
Upon Mr. Rogers’ departure from the company, all PRSUs and unvested stock options were cancelled. All vested stock options were cancelled 90-days from August 30, 2019, which was the date of resignation.

Outstanding Equity Awards at Fiscal Year-End 2019
The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2019.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable		Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Curtis W. Stoelting	3,600		2,400	(2)	$177.75	1/18/2023
	3,600		2,400	(2)	$355.50	1/18/2023
	3,340		3,340	(3)	$188.50	2/28/2024
	38,765		77,531	(5)	$12.50	3/21/2026
	—		78,740	(6)	$12.50	5/22/2026
							461	(4)	$4,246
							26,534	(5)	$244,378
							400,000	(7)	$3,684,000
										31,400	(10)	$289,194
										455,280	(11)	$4,192,392	*
										40,000	(12)	$368,400

Patrick J. Unzicker	—		34,000	(8)	$9.81	9/30/2026
							60,000	(7)	$552,600
										60,000	(11)	$552,600

Frank Hurst	3,703		7,408	(5)	$12.50	3/21/2026
	—		11,811	(6)	$12.50	5/22/2026
							2,000	(5)	$18,420
							76,000	(7)	$699,960
										3,000	(10)	$27,630
										86,800	(11)	$799,428
										6,000	(12)	$55,260

Michael L. Gettle	2,400	(9)			$191.00	5/18/2023
	3,340	(9)			$188.50	2/28/2024
	38,765	(9)			$12.50	3/21/2026
							—		$—

Terence R. Rogers	—		—		$—
							—		$—

* These PRSUs will not result in monetary value to Mr. Stoelting unless the price of our common stock is above $12.50 per share, which is substantially above the closing price on March 27, 2020 of $4.55 per share.

(1)	Based on the closing price of our common stock on December 31, 2019, which was $9.21.

(2)	20% of the total number of shares underlying this stock option vest on each of January 18, 2017, 2018, 2019, 2020, and 2021.

(3)	25% of the total number shares underlying this stock option vest on each of February 28, 2018, 2019, 2020, and 2021.

(4)	25% of the total number shares vest on each of March 1, 2018, 2019, 2020, and 2021.

(5)	One-third of the total number of shares (or the shares underlying stock options) vest on each of May 15, 2019, 2020, and 2021.

(6)	One-third of the total number of shares underlying this stock option vest on each of May 22, 2020, 2021, and 2022.

(7)	25% of the total number of shares vest on each of April 8, 2020, 2021, 2022, and 2023.

(8)	25% of the total number of shares underlying this stock option vest on each of September 30, 2020, 2021, 2022, and 2023.

(9)	All vested stock options are forfeit 90 days from the date of resignation.

(10)
The amount reflects the target number of PRSUs that may be earned, which is based on (a) the performance of our common stock over the three-year period beginning on May 15, 2018 and ending on May 15, 2021 and (b) the relative performance of our common stock against a peer group selected by our compensation committee over the performance period. The maximum number of PRSUs that may be earned is equal to
250% of the target number of PRSUs.

(11)	The amount reflects the target number of PRSUs that may be earned, which is based on the performance of our common stock price over the period beginning on April 8, 2019 and ending on May 15, 2023. The base price of the common stock for purposes of the PRSUs is $12.50. The maximum number of PRSUs equal to 289% of the target number of PRSUs may be earned if the price of our common stock improved by 200% or more during the performance period.

(12)	The amount reflects the target number of PRSUs that may be earned, which is based on (a) the performance of our common stock over the three-year period beginning on May 15, 2019 and ending on May 15, 2022 and (b) the relative performance of our common stock against a peer group selected by our compensation committee over the performance period. The maximum number of PRSUs that may be earned is equal to
250% of the target number of PRSUs.

Employment and Other Agreements
We have entered into employment agreements with certain of our executive officers, which are described below.
Mr. Stoelting
On April 30, 2017, in connection with our appointment of Mr. Stoelting as our Chief Executive Officer, we entered into a second amended and restated employment agreement with Mr. Stoelting. Pursuant to the terms of the employment agreement, Mr. Stoelting will receive an annual base salary of $571,000. Mr. Stoelting is also eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our employee benefit programs. The employment agreement provides that, in the event we terminate Mr. Stoelting’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Stoelting terminates his employment for “good reason” (as such term is defined in the employment agreement), we will continue to pay Mr. Stoelting his base salary for the 18-month period following the date of such termination, and we will pay Mr. Stoelting a lump sum amount equal to 18 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for an 18-month period. If, however, we terminate Mr. Stoelting’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Stoelting terminates his employment for “good reason” (as such term is defined in the employment agreement) during the two-year period immediately following a “change in control” (as such term is defined in our 2010 Incentive Compensation Plan (the “2010 Plan”)), then in lieu of the payments described in the preceding sentence, we will continue to pay Mr. Stoelting his base salary for the 24-month period following the date of such termination, we will pay Mr. Stoelting a lump sum amount equal to two times Mr. Stoelting’s bonus, based on the target established under our bonus plan, payable during the year in which the termination of employment occurs, and we will pay Mr. Stoelting a lump sum amount equal to 24 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for a 24-month period. Mr. Stoelting must execute a general release in order to receive any severance benefits. On October 25, 2019, we entered into a First Amendment to Second Amended and Restated Employment Agreement with Curtis W. Stoelting, our Chief Executive Officer (“Stoelting Employment Agreement Amendment”). Pursuant to the Stoelting Employment Agreement Amendment, Mr. Stoelting agreed to a clawback of certain bonuses or other incentive compensation in the event that (a) the compensation was predicated upon the achievement of certain financial results that were subsequently the subject of a material and adverse restatement of earnings; and (b) Mr. Stoelting would have received lower incentive compensation based on the restated financial results. The clawback provision is subject to and governed by the policies and procedures set forth in our Clawback Policy.
Mr. Unzicker
In connection with his appointment as Executive Vice President and Chief Financial Officer, the Company and Mr. Unzicker entered into an employment agreement, dated as of September 9, 2019 (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Unzicker will receive an annual base salary of $450,000. Mr. Unzicker is also eligible to earn bonus compensation under the Company’s bonus plan with a target equal to 75% of his base salary and is entitled to participate in and receive all benefits under the Company’s employee benefit programs. The Employment Agreement provides that, in the event the Company terminates Mr. Unzicker’s employment without “cause” (as such term is defined in the Employment Agreement) or Mr. Unzicker terminates his employment for “good reason” (as such term is defined in the Employment Agreement), the Company will (i) continue to pay Mr. Unzicker his base salary for the 12-month period following the date of such termination, and (ii) pay Mr. Unzicker a single-sum amount equal to the premiums that he would have to pay (based upon the COBRA premiums being charged under the Company’s health plan as of the termination date) if he had elected to continue the health insurance coverage that he was receiving under the Company’s group health plan immediately prior to the date of termination for a period of 12 months after the date of termination. In addition, the Employment Agreement provides that, in the event the Company terminates Mr. Unzicker’s employment without “cause” (as such term is defined in the Employment Agreement) or Mr. Unzicker terminates his employment for “good reason” (as such term is defined in the Employment Agreement) during the two year period immediately following a “change in control” (as defined in the Company’s 2018 Incentive Compensation Plan), then in lieu of the payments described in the immediately preceding sentence, the Company will (i) continue to pay Mr. Unzicker his base salary for the 18-month period following the date of such termination, (ii) pay Mr. Unzicker a single-sum amount equal to one and one-half times Mr. Unzicker’s bonus for the year in which the termination of employment occurs, with such bonus amount being payable at the “target” bonus amount, and (iii) pay Mr. Unzicker a single-sum amount equal to the premiums that he would have to pay (based upon the COBRA premiums being charged under the Company’s health plan as of the termination date) if he had elected to continue the health insurance coverage that he was receiving under the Company’s group health plan immediately prior to the date of termination for a period of 18 months after the date of termination. Mr. Unzicker must execute a general release in order to receive any severance benefits.
Also on October 25, 2019, we entered into a First Amendment to Employment Agreement with Patrick J. Unzicker, our Executive Vice President and Chief Financial Officer (“Unzicker Employment Agreement Amendment”). Pursuant to the Unzicker Employment Agreement Amendment, Mr. Unzicker agreed to a clawback of certain bonuses or other incentive compensation in the event that (a) the compensation was predicated upon the achievement of certain financial results that were subsequently the subject of a material and adverse restatement of earnings; and (b) Mr. Unzicker would have received lower incentive compensation based on the restated financial results. The clawback provision is subject to and governed by the policies and procedures set forth in our Clawback Policy.
Mr. Hurst
On July 31, 2017, in connection with our appointment of Mr. Hurst as the President of Roadrunner Freight, we entered into an employment agreement with Mr. Hurst.   Pursuant to the terms of the agreement, Mr. Hurst will receive an annual base salary of $295,000. Mr. Hurst is also eligible to earn bonus compensation under the Company’s bonus plan with a target equal to 40% of his base salary and is entitled to participate in and receive all benefits under the Company’s employee benefit programs. The Employment Agreement provides that, in the event the Company terminates Mr. Hurst’s employment without “cause” (as such term is defined in the Employment Agreement) or Mr. Hurst terminates his employment for “good reason” (as such term is defined in the Employment Agreement), the Company will (i) continue to pay Mr. Hurst his base salary for the 12-month period following the date of such termination, and (ii) pay Mr. Hurst a single-sum amount equal to the premiums that he would have to pay (based upon the COBRA premiums being charged under the Company’s health plan as of the termination date) if he had elected to continue the health insurance coverage that he was receiving under the Company’s group health plan immediately prior to the date of termination for a period of 12 months after the date of termination.  Mr. Hurst must execute a general release in order to receive any severance benefits.
Mr. Gettle
On April 30, 2017, in connection with our appointment of Mr. Gettle as our President and Chief Operating Officer, we entered into a second amended and restated employment agreement with Mr. Gettle. Pursuant to the terms of the employment agreement, Mr. Gettle will receive an annual base salary of $571,000. Mr. Gettle is also eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our employee benefit programs. The employment agreement provides that, in the event we terminate Mr. Gettle’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Gettle terminates his employment for “good reason” (as such term is defined in the employment agreement), we will continue to pay Mr. Gettle his base salary for the 18-month period following the date of such termination, and we will pay Mr. Gettle a lump sum amount equal to 18 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for an 18-month period. If, however, we terminate Mr. Gettle’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Gettle terminates his employment for “good reason” (as such term is defined in the employment agreement) during the two-year period immediately following a “change in control” (as such term is defined in the 2010 Plan), then in lieu of the payments described in the preceding sentence, we will continue to pay Mr. Gettle his base salary for the 24-month period following the date of such termination, we will pay Mr. Gettle a lump sum amount equal to two times Mr. Gettle’s bonus, based on the target established under our bonus plan, payable during the year in which the termination of employment occurs, and we will pay Mr. Gettle a lump sum amount equal to 24 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for a 24-month period. Mr. Gettle must execute a general release in order to receive any severance benefits. Mr. Gettle resigned as our President, Chief Operating Officer, and Secretary on December 10, 2019.
We and Mr. Gettle entered into a Separation Agreement and Release (the “Separation Agreement”) on December 10, 2019. The Separation Agreement provides that, (a) Mr. Gettle will receive his base salary for a period of eighteen (18) months, (b) Mr. Gettle will be entitled to continued health insurance coverage under our group health plan on the same terms as provided to our other executives until such date as Mr. Gettle reaches the age of 65 and (c) 400,000 restricted stock units held by Mr. Gettle were vested pursuant to his Restricted Stock unit agreement, dated as of April 8, 2019. In the event of certain future corporate transactions, Mr. Gettle will be entitled to receive a lump sum payment equal to the then remaining severance and health insurance benefits, if any.
Mr. Rogers

On May 22, 2017, in connection with our appointment of Mr. Rogers as our Executive Vice President and Chief Financial Officer, we entered into an employment agreement with Mr. Rogers. Pursuant to the terms of the employment agreement, Mr. Rogers will receive an annual base salary of $400,000. Mr. Rogers is also eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our employee benefit programs. The employment agreement provides that, in the event we terminate Mr. Rogers’ employment without “cause” (as such term is defined in the employment agreement) or Mr. Rogers terminates his employment for “good reason” (as such term is defined in the employment agreement), we will continue to pay Mr. Rogers his base salary for the 12-month period following the date of such termination, and we will pay Mr. Rogers a lump sum amount equal to 12 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for a 12-month period. If, however, we terminate Mr. Rogers’ employment without “cause” (as such term is defined in the employment agreement) or Mr. Rogers terminates his employment for “good reason” (as such term is defined in the employment agreement) during the two-year period immediately following a “change in control” (as such term is defined in the 2010 Plan), then in lieu of the payments described in the preceding sentence, we will continue to pay Mr. Rogers his base salary for the 18-month period following the date of such termination, we will pay Mr. Rogers a lump sum amount equal to one and one-half times Mr. Rogers’ bonus, based on the target established under our bonus plan, payable during the year in which the termination of employment occurs, and we will pay Mr. Rogers a lump sum amount equal to 18 times the monthly COBRA premium that would be necessary to permit him to continue group insurance coverage under our plans for an 18-month period. Mr. Rogers must execute a general release in order to receive any severance benefits. Mr. Rogers resigned as our Executive Vice President and Chief Financial Officer effective on August 30, 2019.
Mr. Rogers will receive his base salary for a period of twelve (12) months from resignation and Mr. Rogers received a lump sum payment equal to twelve (12) times the monthly COBRA premium that would be necessary to permit him to continue coverage under the plans for such 12-month period.
Pension Benefits
We do not offer any defined benefit pension plans for any of our employees. We have a 401(k) plan in which our employees may participate. In 2019, no discretionary contributions to our 401(k) plan were made on behalf of our executive officers.

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
Potential Payments Upon Termination or Change in Control
As described above, the employment agreements with Messrs. Stoelting and Unzicker provide for severance benefits upon certain terminations of employment, including following a change in control. See “Employment and Other Agreements.” The arrangements reflected in these agreements are designed to encourage the officers’ full attention and dedication to our company currently and, in the event of termination following a change in control, provide these officers with individual financial security.

In addition, in the event of a change in control (as defined in the 2018 Plan), all outstanding and unvested stock options and RSUs, including those held by our named executive officers, will immediately vest as of the date of the change in control. The terms of certain stock option, RSU and PRSU agreements with Messrs. Stoelting, Unzicker and Hurst also provide for the immediate vesting of such stock options, RSUs and PRSUs upon a change of control (as defined in those agreements).
Compensation Committee Interlocks and Insider Participation
At the beginning of 2019, Messrs. Urkiel, Dobak, Doerr, Staley, and Ward served as members of our compensation committee. Since May 22, 2019, our compensation committee has been comprised of Messrs. Dobak (chairman), Doerr, and Jamroz. During 2019, none of these individuals had any relationship requiring disclosure under Item 404 of Regulation S-K.
None of Messrs. Urkiel, Doerr, Jamroz, Staley or Ward has, at any time, been an officer or employee of our company. Mr. Dobak served in various leadership roles with our company from January 2007 to December 2013, most recently as our President-Less-than-Truckload and Transportation Management Solutions. During 2019, none of our executive officers served on the compensation committee or board of directors of any entity whose executive officers serve as a member of our board of directors or compensation committee.
Director Compensation
We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the amount of time that directors spend fulfilling their duties as a director, including committee assignments.
We seek to provide director compensation packages that are customary for boards of directors for similarly situated companies. For fiscal 2019, we paid each independent director an annual cash retainer of $60,000, payable quarterly. Payments to directors are prorated for service provided for partial years. In addition, for fiscal 2019, our chairman of the board of directors received an annual cash retainer of $20,000, the chairman of our audit committee received an annual cash retainer of $15,000, the chairman of our compensation committee received an annual cash retainer of $10,000, the chairman of our nominating/corporate governance committee received an annual cash retainer of $6,750, and each committee member received an additional annual cash retainer of $2,500.
To make up for the lack of an annual RSU grant in fiscal 2018, each of our independent directors received a one-time grant of 4,400 RSUs (as adjusted for the 1-for-25 reverse stock split of our common stock, which became effective April 4, 2019 (the “Reverse Stock Split”)) in March 2019, all of which vested on May 15, 2019.  Additionally each of our independent directors received a 2019 grant.  The 2019 grant was pro-rated for those directors that only served as directors for part of the year.
We also reimburse each director for travel and related expenses incurred in connection with attendance at board and committee meetings. Our non-independent directors are not compensated for service as directors.
Director Summary Compensation Table for Fiscal 2019
The following table sets forth the compensation earned by our independent directors in respect of their services as a director or committee chair during fiscal 2019.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Donald C. Brown (2)	$40,938	$26,972	$67,910
Scott L. Dobak	$67,813	$97,240	$165,053
Christopher L. Doerr	$65,000	$97,240	$162,240
Christopher W. Jamroz (2)	$40,000	$26,972	$66,972
John G. Kennedy, III (3)	$32,500	$76,120	$108,620
Brian C. Murray (4)	$56,250	$97,240	$153,490
James D. Staley	$83,188	$97,240	$180,428
William S. Urkiel (3)	$32,500	$76,120	$108,620
Michael Ward (3)	$35,000	$76,120	$111,120

(1)
Amounts reflect the fair value of RSUs at the date of grant. The value is calculated in accordance with ASC Topic 718, “Compensation - Stock Compensation.” The fair value of an RSU is based on the closing market price of our common stock on the date of grant. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Messrs. Brown and Jamroz were each elected by stockholders at our 2019 annual meeting of stockholders and appointed to our board of directors on May 22, 2019.

(3)	Messrs. Kennedy, Urkiel, and Ward each resigned from our board of directors effective May 22, 2019.

(4)	Mr. Murray resigned from our board of directors on August 23, 2019.

The following table lists all outstanding stock awards held by our independent directors as of December 31, 2019:

Name	Stock Awards
Donald C. Brown	2,200
Scott L. Dobak	4,513
Christopher L. Doerr	4,622
Christopher Jamroz	2,200
John G. Kennedy, III	—
Brian C. Murray	—
James D. Staley	4,622
William S. Urkiel	—
Michael Ward	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2020 by the following:

•	each of our named executive officers and directors;

•	all of our executive officers and directors as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than five percent of our common stock.
Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 17, 2020 and RSUs that are currently vested or will be vested within 60 days of March 17, 2020. Shares issuable pursuant to options, warrants, and RSUs are deemed outstanding for computing the percentage of the person holding such options, warrants, or RSUs but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose. Our calculation of the percentage of beneficial ownership is based on 37,892,603 shares of common stock outstanding as of March 17, 2020.
Except as otherwise indicated, the address of each person listed in the table is c/o Roadrunner Transportation Systems, Inc., 1431 Opus Place, Suite 530, Downers Grove, Illinois 60515.

Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors:
Curtis W. Stoelting (1)	249,527	*
Michael L. Gettle	241,719	*
Patrick J. Unzicker (2)	15,000	*
Terence R. Rogers	15,644	*
Frank L. Hurst (3)	29,071	*
Donald C. Brown	2,200	*
Scott L. Dobak	9,366	*
Christopher L. Doerr	17,469	*
Christopher W. Jamroz	2,200	*
Ralph (“Cody”) W. Kittle III	—	*
James D. Staley	12,177	*
All directors and executive officers as a group (19 persons)	652,248	1.7%

5% Stockholders:
Elliott Reporting Entities (4)	34,155,020	90.1%
*    Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
Includes (i) 92,140 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 17, 2020, and (ii) 113,226 shares of common stock issuable upon the delivery of shares underlying RSUs that will be vested within 60 days of March 17, 2020.

(2)	Includes 15,000 shares of common stock issuable upon the delivery of shares underlying RSUs that will be vested within 60 days of March 17, 2020.

(3)
Includes (i) 7,406 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 17, 2020, and (ii) 20,000 shares of common stock issuable upon the delivery of shares underlying RSUs that will be vested within 60 days of March 17, 2020.

(4)
Represents shares of our common stock held by Elliott Investment Management L.P., which effective January 1, 2020, is the investment manager of Elliott Associates, L.P. (“Elliott Associates”) and Elliott International, L.P. (“Elliott International”) and has been delegated sole voting and sole dispositive power over the securities held by Elliott Associates and Elliott International. Such information is as reported on Schedule 13D filed by the Elliott reporting entities with the SEC on April 3, 2017 (as amended on May 4, 2017, August 7, 2018, November 13, 2018, November 16, 2018, February 28, 2019, and January 13, 2020). The address for Elliott Investment Management L.P. is 40 West 57th Street, New York, New York 10019.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options, warrants, and rights under our incentive compensation plans as of December 31, 2019.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	1,111,386	$14.37	1,387,249
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,111,386	$14.37	1,387,249

(1)
Includes 703,344 shares issuable upon the vesting and delivery of RSUs granted under the Roadrunner Transportation Systems, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”) and 1,018 shares issuable upon the vesting and delivery of RSUs granted under the Roadrunner Transportation Systems, Inc. 2010 Incentive Compensation Plan (the “2010 Plan”). Also includes 388,344 shares issuable upon the exercise of outstanding stock options granted under our 2018 Plan and 18,680 shares issuable upon the exercise of outstanding options granted under our 2010 plan. The 2018 Plan is the successor to the 2010 Plan. Outstanding awards granted under the 2010 Plan will continue to be governed by the terms of the 2010 Plan but no further awards may be made under the 2010 Plan.

(2)	The weighted average exercise price does not take into account the 704,362 shares issuable upon the vesting and delivery of outstanding RSUs.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below, there were no transactions or series of similar transactions since January 1, 2019 to which we were or are a party that involved an amount exceeding $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Series E-1 Preferred Stock Investment Agreement
On March 1, 2018, we entered into the Series E-1 Preferred Stock Investment Agreement (the “Series E-1 Investment Agreement”) with Elliott, pursuant to which we agreed to issue and sell to Elliott, and Elliott agreed to purchase from us, on the terms and subject to the conditions set forth in the Series E-1 Investment Agreement, from time to time until July 30, 2018 (the “Termination Date”), an aggregate of up to 54,750 shares of a newly created class of preferred stock designated as Series E-1 Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E-1 Preferred Stock”), at a purchase price of $1,000 per share for the first 17,500 shares of Series E-1 Preferred Stock, $960 per share for the next 18,228 shares of Series E-1 Preferred Stock, and $920 per share for the final 19,022 shares of Series E-1 Preferred Stock. On March 1, 2018, the parties held an initial closing pursuant to which we issued and sold to Elliott 17,500 shares of Series E-1 Preferred Stock for an aggregate purchase price of $17.5 million. On April 24, 2018, the parties held a closing pursuant to the Series E-1 Investment Agreement, pursuant to which we issued and sold to Elliott 18,228 shares of Series E-1 Preferred Stock for an aggregate purchase price of approximately $17.5 million. On August 3, 2018, September 19, 2018, November 8, 2018, and January 9, 2019, we entered into amendments to the Series E-1 Investment Agreement, which, among other things, (i) extended the termination date thereunder from July 30, 2018 to March 2, 2019 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million, and (ii) provided that if the Series E-1 Investment Agreement was not already terminated, the Series E-1 Investment Agreement would automatically terminate upon the rights offering effective date. Upon the closing of the rights offering described below, the Series E-1 Investment Agreement was automatically terminated.

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

Multiple Advance Revolving Credit Notes
On September 20, 2019, we issued Revolving Notes to entities affiliated with Elliot. Pursuant to the Revolving Notes, we may borrow from time to time up to $20 million from Elliott on a revolving basis. Interest on any advances under the Revolving Notes will bear interest at a rate equal to the LIBOR Rate (as defined therein) plus 7.50%, and interest shall be payable on a quarterly basis beginning on December 1, 2019. On November 5, 2019, these notes were refinanced as part of the Third Lien Credit Facility.
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
On October 21, 2019, we and our direct and indirect domestic subsidiaries entered into the Third Term Loan Facility Amendment. Pursuant to the Third Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) permit certain Specified Dispositions, (ii) eliminate our ability to request new CapX Loans, and (iii) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed $100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after February 28, 2024.
On November 27, 2019, we entered into the Fourth Term Loan Facility Amendment. Pursuant to the Fourth Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) revise certain schedules and (ii) waive the Specific Defaults that arose from the failure to previously update a schedule of Aircraft owned by the Loan Parties (as each such term is defined in the Term Loan Credit Facility).
The Term Loan Facility was paid in full and terminated on March 2, 2020.
Third Lien Credit Facility
On November 5, 2019, we entered into the Third Lien Credit Facility with U.S. Bank National Association, as the Administrative Agent, and Elliott Associates, L.P. and Elliott International, L.P, as Lenders. We used the initial $20 million Term Loan Commitment (as defined in the Third Lien Credit Agreement) under the Third Lien Credit Facility to refinance its $20 million principal amount of unsecured debt to the Lenders. The Company has $40.5 million of outstanding borrowings under this facility as of December 31, 2019.
The loans under the Third Lien Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 7.50%; or (b) the Base Rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 6.50%. Interest under the Third Lien Credit Facility shall be paid in kind by adding such interest to the principal amount of the applicable Term Loans on the applicable Interest Payment Date; provided that to the extent permitted by the ABL Credit Facility, the Term Loan Credit Facility and an Intercreditor Agreement, we may elect that all or a portion of interest due on an Interest Payment Date shall be paid in cash by providing written notice to the Administrative Agent at least five Business Days prior to the applicable Interest Payment Date specifying the amount of interest to be paid in cash. The Third Lien Credit Facility matures on August 26, 2024.
The obligations under the Third Lien Credit Agreement are guaranteed by each of our domestic subsidiaries pursuant to a guaranty included in the Third Lien Credit Agreement. As security for our obligations under the Third Lien Credit Agreement, we have granted a third priority lien on substantially all of our assets (including our equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts)) and proceeds and accounts related thereto, and substantially all of our other tangible and intangible personal property, including the capital stock of certain of our direct and indirect subsidiaries.
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
Fee Letter
On August 2, 2019, we entered into the Fee Letter with Elliott. Pursuant to the Fee Letter, Elliott agreed to arrange for standby letters of credit (“Letters of Credit”) in an aggregate face amount of $20.0 million (the “Face Amount”) to support our obligations under the ABL Credit Facility. As consideration for Elliott providing the Letters of Credit, we agreed to (i) pay Elliott a fee (the “Letter of Credit Fee”) on the LC Amount (as hereafter defined), accruing from the date of issuance through the date of expiration (or if drawn, the date of reimbursement by us of the LC Amount to Elliott), at a rate equal to the LIBOR Rate (as defined in the ABL Credit Facility) plus 7.50%, which will be payable in kind by adding the amount then due to the then outstanding LC Amount, and (ii) reimburse Elliott for any draw on the Letters of Credit, including the amount of such draw and any taxes, fees, charges, or other costs or expenses reasonably incurred by Elliot in connection with such draw, promptly after receipt of notice of any such drawing under the Letters of Credit, in each case subject to the terms and conditions of the Fee Letter.
On August 20, 2019, we entered into a First Amendment to the Fee Letter, pursuant to which the maximum face amount of the Letters of Credit (as defined in the Fee Letter Amendment) that may be used to support our obligations under the ABL Credit Facility was increased from $20 million to $30 million.
On October 21, 2019, we entered into a Second Amendment to Fee Letter (the “Fee Letter Amendment”) with Elliott with respect to our letter agreement, dated as of August 2, 2019, as amended by that certain First Amendment to Fee Letter, dated as of August 20, 2019 (collectively, the “Fee Letter”). Pursuant to the Fee Letter Amendment, the Fee Letter was amended to, among other things, increase the maximum face amount of the Letters of Credit (as defined in the Fee Letter Amendment) that may be used to support our obligations under the ABL Credit Facility from $30 million to $45 million.
Independence of Directors
Our common stock is listed on the New York Stock Exchange (the “NYSE”). Under the rules of the NYSE, independent directors must comprise a majority of a listed company’s board of directors.
Our board of directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon all of the relevant facts and circumstances, including information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has affirmatively determined that each of Messrs. Brown, Dobak, Doerr, Jamroz, and Staley is “independent”, and former directors Messrs. Kennedy, Murray and Urkiel were “independent”, as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE. Accordingly, a majority of our directors are independent, as required under applicable NYSE rules. Our board of directors found that none of these directors had a material or other disqualifying relationship with our company. In making this determination, our board of directors considered the current and prior relationships that each such director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock of each such director. Mr. Stoelting is not considered an independent director as a result of his position as an executive officer of our company. Mr. Kittle is not considered “independent” as a result of his relationship with Elliott, which holds approximately 90.1% of our outstanding common stock.
The members of our audit committee must satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act (“Rule 10A-3”). In order to be considered independent for purposes of Rule 10A-3, no member of the audit committee may, other than in his or her capacity as a member of the audit committee, our board of directors or any other committee of our board of directors: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from us or any of our subsidiaries; or (ii) directly, or indirectly through one or more intermediaries, control, be controlled by or be under common control with us or any of our subsidiaries.
Application of NYSE Corporate Governance Listing Standards
Elliott beneficially owns approximately 90.1% of our common stock. As a result, we are a controlled company within the meaning of the NYSE listing standards. Under the NYSE listing standards, a controlled company may elect to not comply with certain NYSE corporate governance standards, including the requirements that (i) a majority of the board of directors consist of independent directors, (ii) it maintain a nominating and corporate governance committee that is composed entirely of independent directors with a written charter address addressing the committee’s purpose and responsibilities, (iii) it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (iv) it have an annual performance evaluation of the nominating and corporate governance and compensation committees. Although Elliott has indicated that we will not use these exemptions and others afforded to controlled companies, Elliott could change its intention and take advantage of the controlled company standards. Consequently, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. In addition, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of fees for audit and other professional services performed by Deloitte & Touche LLP during the fiscal years ended December 31, 2019 and 2018:

	2019	2018
Audit fees	$4,362,649	$3,267,724
Audit-related fees	—	300,000
Tax fees	958,562	956,006
Total	$5,321,211	$4,523,730
Audit Fees
This category includes fees for the audit of our annual consolidated financial statements, for reviews of our quarterly financial statements, and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Tax Fees
This category consists of tax services provided by the independent registered public accounting firm with respect to tax compliance, tax advice, and tax planning.   For both years, tax fees also consisted of costs associated with our rights offering and the filing of amended returns due to the restatement of prior periods.  For 2019, tax fees also included costs related to divestiture transactions.

All Other Fees
This category consists of fees paid for products and services that would not otherwise be included in any of the categories listed above. There were no such fees during the fiscal years ended December 31, 2019 and 2018.

Pre-Approval Policies and Procedures for Independent Registered Public Accounting Firm Fees
As set forth in its charter, the audit committee is responsible for pre-approving all audit, audit related, tax, and other services to be performed by the independent registered public accounting firm. Any pre-approved services that involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the audit committee. Unless otherwise specified by the audit committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The audit committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm. The audit committee may delegate to the audit committee chair or any one or more members of the audit committee the authority to grant pre-approvals of permissible audit and non-audit services, provided that such pre-approvals by a member who has exercised such delegation must be reported to the full audit committee at the next scheduled meeting. All of the audit services provided by Deloitte & Touche LLP described in the table above for 2019 were approved by our audit committee pursuant to our audit committee’s pre-approval policies.

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
(b) Exhibits

Exhibit Number	Exhibit

2.2	Stock Purchase Agreement, dated August 16, 2017, by and among QIC Intermediate Holdings, Inc., Unitrans, Inc. and Ascent Global Logistics Holdings, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation, as amended (2)

3.2	Third Amended and Restated Bylaws (3)

3.3	Certificate of Designations, Preferences and Rights of Series B Cumulative Redeemable Preferred Stock (4)

3.4	Certificate of Designations, Preferences and Rights of Series C Cumulative Redeemable Participating Preferred Stock (4)

3.5	Certificate of Designations, Preferences and Rights of Series D Cumulative Redeemable Participating Preferred Stock (4)

3.6	Certificate of Designations, Preferences and Rights of Series E Cumulative Redeemable Preferred Stock (4)

3.7	Certificate of Designations, Preferences and Rights of Series F Cumulative Redeemable Preferred Stock (4)

3.8	Certificate of Designations, Preferences and Rights of Series E-1 Cumulative Redeemable Preferred Stock (5)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation (6)

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation (3)

4.1	Second Amended and Restated Stockholders’ Agreement, dated as of March 14, 2007, by and among the Registrant and the stockholders named therein (7)

4.2	Warrant Agreement, dated May 2, 2017, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP. (4)

4.3	Stockholders’ Agreement, dated May 2, 2017, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP. (4)

4.3(A)	Amendment No. 1 to Stockholders’ Agreement, dated March 1, 2018, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP.(5)

4.4
Amended and Restated Registration Rights Agreement, dated February 26, 2019, by and among the Registrant, Elliott Associates, L.P., Elliott International, L.P., Brockdale Investments LP, Thayer Equity Investors V, L.P., TC Roadrunner-Dawes Holdings, L.L.C., TC Sargent Holdings, L.L.C., HCI Equity Partners III, L.P., and HCI Co-Investors III, L.P. (8)

4.5	Stockholders' Agreement dated as of February 26, 2019, by and among the Registrant, Elliott Associates, L.P., and Elliott International, L.P. (8)

4.6	Description of Capital Stock

10.1	Investment Agreement dated May 1, 2017, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP (4)

10.2	Equity Commitment Agreement, dated January 30, 2018, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP (9)

10.14*	2010 Incentive Compensation Plan (10)

10.15*	Form of Indemnification Agreement (10)

10.20*	Form of Restricted Stock Unit Agreement (11)

10.26*	Form of Performance Restricted Stock Unit Agreement (12)

10.30*	Form of Stock Option Agreement (13)

10.33	Credit Agreement, dated July 21, 2017, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (14)

10.33(A)	First Amendment to Credit Agreement dated December 15, 2017, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (15)

10.33(B)	Second Amendment to Credit Agreement, dated January 30, 2018, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (16)

10.33(C)	Third Amendment to Credit Agreement, dated March 14, 2018, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (17)

10.33(D)	Fourth Amendment to Credit Agreement, dated August 3, 2018, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (18)

10.33(E)	Fifth Amendment and Waiver to Credit Agreement, dated September 19, 2018, among Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (19)

10.33(F)	Sixth Amendment and Waiver to Credit Agreement, dated November 8, 2018, among Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (20)

10.33(G)	Seventh Amendment to Credit Agreement, dated January 9, 2019, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and the other parties thereto (21)

10.33(H)	Eighth Amendment to Credit Agreement, dated January 11, 2019, among the Registrant, BMO Harris Bank N.A., the Lenders (as defined therein) and other the parties thereto (21)

10.35	Investment Agreement, dated March 1, 2018, between the Registrant, Elliott Associates, L.P., and Brockdale Investments LP(5)

10.35(A)	Amendment No. 1 to Investment Agreement and Termination of Equity Commitment Letter, dated August 3, 2018, by and among the Registrant, Elliott Associates, L.P., and Brockdale Investments LP (18)

10.35(B)	Amendment No. 2 to Investment Agreement dated as of September 19, 2018, by and among Registrant, Elliott Associates, L.P., and Brockdale Investments LP (19)

10.35(C)	Amendment No. 3 to Investment Agreement, dated as of November 8, 2018, by and among Registrant, Elliott Associates, L.P., and Brockdale Investments LP(20)

10.35(D)	Amendment No. 4 to Investment Agreement, dated as of November 8, 2018, by and among Registrant, Elliott Associates, L.P., and Brockdale Investments LP (21)

10.36*	Second Amended and Restated Employment Agreement, dated as of April 30, 2017, between the Registrant and Curt Stoelting (22)

10.37*	Second Amended and Restated Employment Agreement, dated as of April 30, 2017, between the Registrant and Mike Gettle (22)

10.38*	Employment Agreement, dated May 22, 2017, between the Registrant and Terry Rogers (22)

10.41*	Employment Agreement, dated as of July 31, 2017, between the Registrant and Frank L. Hurst (23)

10.47*	Supplemental Pay Agreement, dated July 18, 2018, between the Registrant and Terence R. Rogers (24)

10.48	Standby Purchase Agreement Amendment, dated as of November 8, 2018, by and among Registrant, Elliott Associates, L.P., and Elliott International, L.P. (20)

10.48(A)	Standby Purchase Agreement, dated as of January 10, 2019, by and among Registrant, Elliott Associates, L.P., and Elliott International, L.P. (21)

10.49*	Employment Agreement, dated as of December 3, 2018, by and between Registrant and Michael Rapken (25)

10.50*	2018 Incentive Compensation Plan (26)

10.52	Credit Agreement, entered into as of February 28, 2019, among the Registrant, the Lenders (as defined therein), BMO Harris Bank N.A., and the other parties thereto (8)

10.52(A)	First Amendment to Credit Agreement, entered into as of August 2, 2019, among the Registrant, the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (28)

10.52(B)	Second Amendment to Credit Agreement, effective as of September 13, 2019, among the Registrant, the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (29)

10.52(C)	Third Amendment to Credit Agreement, dated as of October 21, 2019, among the Registrant, the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (31)

10.52(D)	Fourth Amendment and Waiver to Credit Agreement, dated as of November 27, 2019, among the Registrant, the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (32)

10.53	Credit Agreement, entered into as of February 28, 2019, among the Registrant, the Lenders (as defined therein), BMO Harris Bank N.A., and the other parties thereto (8)

10.53(A)	First Amendment to Credit Agreement, entered into as of August 2, 2019, among the Registrant, the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (28)

10.53(B)	Second Amendment to Credit Agreement, effective as of September 13, 2019, among the Registrant, the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (29)

10.53(C)	Third Amendment to Credit Agreement, dated as of October 21, 2019, among the Registrant, the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (31)

10.53(D)	Fourth Amendment and Waiver to Credit Agreement, dated as of November 27, 2019, among the Registrant, the Lenders (as defined therein), BMO Harris Bank, N.A., and the other parties thereto (32)

10.54*	Form of Stock Option Agreement (27)

10.55*	Form of Restricted Stock Unit Agreement (27)

10.56*	Form of Performance Restricted Stock Unit Agreement (27)

10.57*	Form of Performance Restricted Stock Unit Agreement (28)

10.57(A)	Multiple Advance Revolving Credit Note, issued by the Registrant on September 20, 2019 to Elliott International, L.P. (29)

10.57(B)	Multiple Advance Revolving Credit Note, issued by the Registrant on September 20, 2019 to Elliott Associates, L.P. (29)

10.58	Fee Letter, entered into as of August 2, 2019, among the Registrant, Elliott Associates, L.P., and Elliott International, L.P. (28)

10.58(A)	Second Amendment to Fee Letter, dated as of October 21, 2019, among the Registrant, Elliott Associates, L.P., and Elliott International, L.P. (31)

10.59*	Separation Agreement and Release, dated August 30, 2019, between the Registrant and Terence R. Rogers (30)

10.60*	Employment Agreement, dated as of September 9, 2019, between the Registrant and Patrick J. Unzicker (30)

10.61
Credit Agreement, dated as of November 5, 2019, between the Registrant, Elliott Associates, L.P. and Elliott International, L.P. (as Lenders), and U.S. Bank National Association, as Administrative Agent (30)

10.62*	Separation Agreement, dated as of December 10, 2019, between the Registrant and Michael L. Gettle

21.1	List of Subsidiaries

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2017.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2019.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2019.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2017.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2018.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2019.

(7)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on September 11, 2008.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2019.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on January 31, 2018.

(10)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-152504) as filed with the SEC on May 7, 2010.

(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2011.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on February 24, 2015.

(13)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as filed with the SEC on May 10, 2016.

(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.

(15)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017.

(16)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2018.

(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2018.

(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2018.

(19)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

(20)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2018.

(21)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2019.

(22)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as filed with the SEC on March 30, 2018.

(23)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on June 20, 2018.

(24)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2018.

(25)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2018.

(26)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on March 11, 2019.

(27)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 as filed with the SEC on May 6, 2019.

(28)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 as filed with the SEC on August 6, 2019.

(29)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2019.

(30)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 as filed with the SEC on November 12, 2019.

(31)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2019.

(32)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2019.

*	Indicates management contract or compensation plan or agreement.
+	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.

Date: March 30, 2020	By:	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Curtis W. Stoelting and Patrick J. Unzicker, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis W. Stoelting	Chief Executive Officer and Director	March 30, 2020
Curtis W. Stoelting	(Principal Executive Officer)

/s/ Patrick J. Unzicker	Executive Vice President and Chief Financial Officer	March 30, 2020
Patrick J. Unzicker	(Principal Financial Officer and Principal Accounting Officer)

/s/ James D. Staley	Chairman of the Board	March 30, 2020
James D. Staley

/s/ Scott L. Dobak	Director	March 30, 2020
Scott L. Dobak

/s/ Christopher L. Doerr	Director	March 30, 2020
Christopher L. Doerr

/s/ Ralph W. Kittle III	Director	March 30, 2020
Ralph W. Kittle III

/s/ Donald C. Brown	Director	March 30, 2020
Donald C. Brown

/s/ Christopher W. Jamroz	Director	March 30, 2020
Chris W. Jamroz

INDEX TO FINANCIAL STATEMENTS
ROADRUNNER TRANSPORTATION SYSTEMS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Roadrunner Transportation Systems, Inc. and subsidiaries
Downers Grove, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Roadrunner Transportation Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ investment (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2020, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update No. 2016-02, Leases (Topic 842), using the Comparatives Under ASC 840 Approach.

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
March 30, 2020

We have served as the Company's auditor since 2006.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par value)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$4,777	$11,179
Accounts receivable, net of allowances of $8,279 and $9,980, respectively	216,389	274,843
Income tax receivable	2,861	3,910
Prepaid expenses and other current assets	40,474	61,106
Total current assets	264,501	351,038
Property and equipment, net of accumulated depreciation of $142,854 and $130,077, respectively	160,634	188,706
Other assets:
Operating lease right-of-use asset	116,926	—
Goodwill	97,265	264,826
Intangible assets, net	25,983	42,526
Other noncurrent assets	5,088	6,361
Total other assets	245,262	313,713
Total assets	$670,397	$853,457
LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
Current liabilities:
Current maturities of debt	$2,291	$13,171
Current maturities of indebtedness to related party	9,234	—
Current finance lease liability	15,600	13,229
Current operating lease liability	38,566	—
Accounts payable	129,724	160,242
Accrued expenses and other current liabilities	78,721	110,943
Total current liabilities	274,136	297,585
Deferred tax liabilities	940	3,953
Other long-term liabilities	1,513	7,857
Long-term debt, net of current maturities	131,540	155,596
Long-term indebtedness to related party	61,695	—
Long-term finance lease liability	51,338	37,737
Long-term operating lease liability	93,403	—
Preferred stock	—	402,884
Total liabilities	614,565	905,612
Commitments and contingencies (Note 14)
Stockholders' investment (deficit) :
Common stock $.01 par value; 44,000 and 4,200 shares authorized respectively; 37,870 and 1,556 shares issued and outstanding, respectively	379	16
Additional paid-in capital	853,804	405,243
Retained deficit	(798,351)	(457,414)
Total stockholders’ investment (deficit)	55,832	(52,155)
Total liabilities and stockholders' investment (deficit)	$670,397	$853,457

See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017

Revenues	$1,847,862	$2,216,141	$2,091,291
Operating expenses:
Purchased transportation costs	1,246,565	1,518,415	1,430,378
Personnel and related benefits	313,541	309,753	296,925
Other operating expenses	370,213	397,468	393,731
Depreciation and amortization	59,004	42,767	37,747
Gain from sale of businesses	(37,221)	—	(35,440)
Impairment charges	197,096	1,582	4,402
Operations restructuring costs	20,579	4,655	—
Total operating expenses	2,169,777	2,274,640	2,127,743
Operating loss	(321,915)	(58,499)	(36,452)
Interest expense
Interest expense - preferred stock	—	105,688	49,704
Interest expense - debt	20,412	11,224	14,345
Total interest expense	20,412	116,912	64,049
Loss from debt restructuring	2,270	—	15,876
Loss before income taxes	(344,597)	(175,411)	(116,377)
Benefit from income taxes	(3,660)	(9,814)	(25,191)
Net loss	$(340,937)	$(165,597)	$(91,186)
Loss per share:
Basic	$(10.62)	$(107.39)	$(59.37)
Diluted	$(10.62)	$(107.39)	$(59.37)
Weighted average common stock outstanding:
Basic	32,098	1,542	1,536
Diluted	32,098	1,542	1,536

See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (DEFICIT)

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders' Investment (Deficit)

BALANCE, December 31, 2016	1,533,625	$15	$398,970	$(201,517)	$197,468
Issuance of restricted stock units, net of taxes paid	3,300	—	(239)	—	(239)
Share-based compensation	—	—	2,233	—	2,233
Issuance of warrants	—	—	2,571	—	2,571
Net loss	—	—	—	(91,186)	(91,186)
BALANCE, December 31, 2017	1,536,925	$15	$403,535	$(292,703)	$110,847
Issuance of restricted stock units, net of taxes paid	3,760	—	(81)	—	(81)
Share-based compensation	—	—	1,786	—	1,786
Exercise of warrants	15,183	1	3	—	4
Cumulative effect of change in accounting principle	—	—	—	886	886
Net loss	—	—	—	(165,597)	(165,597)
BALANCE, December 31, 2018	1,555,868	$16	$405,243	$(457,414)	$(52,155)
Issuance of restricted stock units, net of taxes paid	314,280	3	(1,770)	—	(1,767)
Issuance of common stock	36,000,000	360	449,640	—	450,000
Common stock issuance costs	—	—	(11,985)	—	(11,985)
Share-based compensation	—	—	12,676	—	12,676
Net loss	—	—	—	(340,937)	(340,937)
BALANCE, December 31, 2019	37,870,148	$379	$853,804	$(798,351)	$55,832

See accompanying notes to consolidated financial statements.

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(340,937)	$(165,597)	$(91,186)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	59,754	43,547	38,880
Loss on disposal of property and equipment	1,115	3,212	1,637
Gain on sale of businesses	(37,221)	—	(35,440)
Share-based compensation	12,676	1,786	2,233
Change in fair value of preferred stock	—	104,568	18,387
Amortization of preferred stock issuance costs	—	1,120	16,112
Loss from debt restructuring	2,270	—	15,876
Adjustments to contingent purchase obligations	—	1,840	—
Provision for bad debts	4,093	3,479	5,964
Deferred tax benefit	(3,014)	(10,624)	(27,066)
Impairment charges	207,709	1,582	4,402
Changes in:
Accounts receivable	35,629	43,902	(70,171)
Income tax receivable	1,049	9,935	26,017
Prepaid expenses and other assets	56,586	(26,052)	(753)
Accounts payable	(28,703)	(12,291)	28,960
Accrued expenses and other liabilities	(68,081)	5,187	20,596
Net cash (used in) provided by operating activities	(97,075)	5,594	(45,552)
Cash flows from investing activities:
Capital expenditures	(27,745)	(25,495)	(14,517)
Proceeds from sale of property and equipment	3,859	2,780	3,636
Proceeds from sale of businesses	84,791	—	88,512
Net cash provided by (used in) investing activities	60,905	(22,715)	77,631
Cash flows from financing activities:
Borrowings under revolving credit facilities	633,441	695,751	264,405
Payments under revolving credit facilities	(597,660)	(708,256)	(290,068)
Term borrowings	52,592	557	56,927
Term payments	(52,395)	(19,082)	(278,819)
Debt issuance costs	(2,250)	(373)	(4,672)
Cash collateralization of letters of credit	—	—	(175)
Payment of debt extinguishment costs	(693)	—	(10,960)
Preferred stock issuance costs	—	(1,120)	(16,112)
Proceeds from issuance of preferred stocks and warrants	—	34,999	540,500
Preferred stock payments	(402,884)	—	(293,000)
Proceeds from issuance of common stock	450,000	—	—
Common stock issuance costs	(10,514)	—	—
Proceeds from exercise of stock warrants	—	4	—
Issuance of restricted stock units, net of taxes paid	(1,767)	(81)	(239)
Proceeds from insurance premium financing	20,735	17,782	—
Payments on insurance premium financing	(19,072)	(12,133)	—
Payments of finance lease obligation	(39,765)	(5,450)	(3,677)
Net cash provided by (used in) financing activities	29,768	2,598	(35,890)
Net decrease in cash and cash equivalents	(6,402)	(14,523)	(3,811)
Cash and cash equivalents:
Beginning of period	11,179	25,702	29,513
End of period	$4,777	$11,179	$25,702

ROADRUNNER TRANSPORTATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Cash paid for interest	$18,252	$10,408	$28,129
Cash refunds from income taxes, net	$(1,028)	$(9,597)	$(25,254)
Non-cash finance leases and other obligations to acquire assets	$55,937	$46,973	$7,193
Capital expenditures, not yet paid	$2,294	$628	$—

See accompanying notes to consolidated financial statements.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization, Nature of Business and Significant Accounting Policies
Nature of Business
Roadrunner Transportation Systems, Inc. (the “Company”) is headquartered in Downers Grove, Illinois with operations primarily in the United States and was organized into the following four segments effective April 1, 2019: Ascent Transportation Management (“Ascent TM”), Ascent On-Demand (“Ascent OD”), Less-than-Truckload (“LTL”) and Truckload (“TL”). Within its Ascent TM segment, the Company provides third-party domestic freight management, international freight forwarding, customs brokerage and retail consolidation solutions. Within its Ascent OD segment, the Company provides premium mission critical air and ground expedite and logistics operations. Within its LTL segment, the Company's services involve the pickup, consolidation, linehaul, deconsolidation, and delivery of LTL shipments. Within its TL segment, the Company provides the following services: scheduled and expedited dry van truckload, temperature controlled truckload and other warehousing operations.
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
All references to numbers of common shares and per common share data in these consolidated financial statements and related notes have been retroactively adjusted to account for the effect of the Reverse Stock Split for all periods presented.
Change in Accounting Principle
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company elected to adopt Topic 842 using an optional alternative method of adoption, referred to as the “Comparatives Under ASC 840 Approach,” which allows companies to apply the new requirements to only those leases that existed as of January 1, 2019. Under the Comparatives ASC 840 Approach, the date of initial application is January 1, 2019 with no retrospective restatements. As such, there was no impact to historical comparative income statements and the balance sheet assets and liabilities have been recognized in 2019 in accordance with ASC 842. Upon adoption, the Company recognized a lease liability, initially measured at the present value of the lease payments, of $135 million with a corresponding right-of-use asset for operating leases. The Company's accounting for finance leases is essentially unchanged. As part of its adoption of Topic 842 the Company elected the “package of three” practical expedient, which, among other things, does not require the Company to reassess lease classification for expired or existing contracts upon adoption. The Company also elected to not use hindsight in assessing existing

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

lease terms at the transition date. Lessees can also make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less, which the Company elected. The Company also elected the practical expedient to treat lease and non-lease components as a single lease component.
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
The Company determined key factors from the five-step process to recognize revenue as prescribed by the new standard that may be applicable to each of the Company's operating businesses that roll up into its four segments. Significant customers and contracts from each business unit were identified and the Company reviewed these contracts. The Company completed the evaluation of the provisions of these contracts and compared the historical accounting policies and practices to the requirements of the new standard including the related qualitative disclosures regarding the potential impact of the effects of the accounting policies and a comparison to the Company's previous revenue recognition policies.
The Company determined that certain transactions with customers required a change in the timing of when revenue and related expense is recognized. The guidance was applied only to contracts that were not completed at the date of initial adoption. The Company elected the modified retrospective method which required a cumulative adjustment to retained earnings instead of retrospectively adjusting prior periods. The Company recorded a $0.9 million benefit to opening retained earnings as of January 1, 2018 for the cumulative impact of adoption related to the recognition of in-transit revenue. Results for 2019 and 2018 are presented under Topic 606, while prior periods were not adjusted. The adoption of Topic 606 did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2018. The disclosure requirements of Topic 606 are included within the Company's revenue recognition accounting policy below.
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
Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer (“CODM”), to allocate resources and assess performance. Based on this information, the Company has determined that it has four segments: Ascent TM, Ascent OD, LTL and TL. The Company changed its segment reporting effective April 1, 2019 when the CODM began assessing performance of the Ascent OD air and ground expedite business, separately from its truckload business. Segment information for prior periods have been revised to align with the new segment structure.
Cash and Cash Equivalents
Cash equivalents are defined as short-term investments that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. The Company maintains cash in several banks and, at times, the balances may exceed federally insured limits.
Accounts Receivable and Related Reserves
Accounts receivable represent trade receivables from customers and are stated net of an allowance for doubtful accounts of approximately $8.3 million and $10.0 million as of December 31, 2019 and 2018, respectively. Management estimates the portion

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

of accounts receivable that will not be collected and accounts are written off when they are determined to be uncollectible. Accounts receivable are uncollateralized and are generally due 30 to 60 days from the invoice date.
The rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$9,980	$10,891	$18,573
Divestitures	(342)	—	(91)
Provision, charged to expense	4,093	3,479	5,964
Write-offs, less recoveries	(5,452)	(4,390)	(13,555)
Ending balance	$8,279	$9,980	$10,891
Property and Equipment
Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. For financial reporting purposes, depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	5-40 years
Computer equipment	3-5 years
Internal use software	3-10 years
Office equipment, furniture, and fixtures	3-10 years
Dock, warehouse, and other equipment	3-10 years
Tractors and trailers	3-15 years
Aircraft fleet and spare parts	2-10 years
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
Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. The Company evaluates goodwill and intangible assets for impairment at least annually on July 1st or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, the fair value of the reporting unit is below its carrying amount. The analysis of potential impairment of goodwill requires the Company to compare the estimated

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

fair value of each of its reporting units to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit, a non-cash goodwill impairment loss is recognized as an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
For purposes of the impairment analysis, the fair value of the Company’s reporting units is estimated based upon an average of the market approach and the income approach, both of which incorporate numerous assumptions and estimates such as company forecasts, discount rates, and growth rates, among others. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the Company competes, the discount rate, terminal growth rates, and forecasts of revenue, operating income, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships and property and equipment. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company's stock may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.
Intangible assets consist primarily of definite lived customer relationships. The customer relationships intangible assets are amortized over their estimated five to 12-year useful lives. The Company evaluates its intangible assets for impairment when current facts or circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. See Note 4, “Goodwill and Intangible Assets” to the consolidated financial statements for additional information.

Fair Value Measurement
The estimated fair value of the Company's debt approximated its carrying value as of December 31, 2019 and 2018 as the debt facilities as of such dates bore interest based on prevailing variable market rates and as such were categorized as a Level 2 in the fair value hierarchy as defined in Note 8, “Fair Value Measurement” to the consolidated financial statements.
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
Share-Based Compensation
The Company’s share-based payment awards are comprised of stock options, restricted stock units, and performance restricted stock units.  The cost for the Company’s stock options is measured at fair value using the Black-Scholes option pricing model.  The cost for the performance restricted stock units is measured at fair value using the Monte Carlo method.  The cost for restricted stock units is measured using the stock price at the grant date.  The cost is recognized over the vesting period of the award, which is typically between three and four years.
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
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company generally considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Given the Company's recent operating losses, projected future taxable income and tax-planning strategies cannot be considered as sources of future taxable income. A valuation allowance has been established related to deferred tax assets that will not “more likely than not” be realized in the future. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
Revenue Recognition
The Company’s revenues are primarily derived from transportation services which includes providing freight and carrier services both domestically and internationally via land, air, and sea. The Company disaggregates revenue among its four segments, Ascent TM, Ascent OD, LTL and TL as presented in Note 16 “Segment Reporting” to the consolidated financial statements.
Performance Obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the basis of revenue recognition, in accordance with GAAP. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The terms and conditions of the Company’s agreements with customers are generally consistent within each segment. The transaction price is typically fixed and determinable and is not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 60 days from the date of invoice. The Company’s transportation service is a promise to move freight to a customer’s destination, with the transit period typically being less than one week. The Company views the transportation services it provides to its customers as a single performance obligation. This performance obligation is satisfied and recognized in revenue over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and the percentage of completion as of the reporting date requires management to make judgments that affect the timing of revenue recognized. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of goods and services to its customers as the Company’s obligation is performed over the transit period.
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
The Company's performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unbilled amounts and accrued freight costs for freight shipments in transit. The Company has $10.6 million and $7.8 million of unbilled amounts recorded in accounts receivable and

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

$7.7 million and $6.1 million of accrued freight costs recorded in accounts payable as of December 31, 2019 and December 31, 2018, respectively.
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
The Company completed various financing transactions in 2019, including the February 2019 closing of the $200.0 million ABL Credit Facility and the completion of the $61.1 million Term Loan Credit Facility, both maturing on February 28, 2024. In August 2019, the Company entered into a Fee Letter with entities affiliated with Elliott Management Corporation (“Elliott”) to arrange for Letters of Credit in an aggregate Face Amount of $20.0 million to support the Company's obligations under the ABL Credit Facility. The Face Amount was subsequently increased to $30.0 million later in August 2019 and then to $45.0 million in October 2019. In September 2019, the Company issued Revolving Notes to entities affiliated with Elliott. Pursuant to the Revolving Notes, the Company may borrow from time to time up to $20.0 million from Elliott on a revolving basis. On November 5, 2019, the Company entered into amendments to the ABL Credit Facility and the Term Loan Credit Facility which enabled the Company to enter into the Third Lien Credit Facility with Elliott Associates, L.P. and Elliott International, L.P, as Lenders, and U.S. Bank National Association, as Administrative Agent. The Third Lien Credit Facility allows the Company to request, subject to approval by the Lenders, additional financing up to $100.0 million and matures on August 24, 2026. The Company used the initial $20.0 million Term Loan Commitment under the Third Lien Credit Facility to refinance its Revolving Notes. Additionally, on November 5, 2019, the Company completed the sale of its Roadrunner Intermodal Services business to Universal Logistics Holdings, Inc. for $51.3 million in cash, subject to customary purchase price and working capital adjustments. On December 9, 2019, the Company completed the sale of its Flatbed business unit, for $30.0 million in cash, subject to customary purchase price and working capital adjustments. See Note 6 for the definitions of the capitalized terms used in this paragraph and for further discussion of these financing transactions.
The Company also completed various financing transactions subsequent to the date of the financial statements. On January 28, 2020, the Company, entered into a definitive agreement to sell its subsidiary Prime Distribution Services, Inc. to C.H. Robinson Worldwide, Inc. for $225.0 million, subject to customary purchase price and working capital adjustments. The transaction closed March 2, 2020. On March 2, 2020, the Company repaid in full and terminated the Term Loan Credit Agreement. The Company also repaid all amounts outstanding under the ABL Credit Facility. On March 2, 2020, the Company and its direct and indirect domestic subsidiaries entered into a new ABL credit agreement with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender. The new ABL Credit Facility consists of a $50.0 million asset-based revolving line of credit. See Note 16 for the definitions of the capitalized terms used in this paragraph and further discussion of these subsequent events.
The Company has implemented or is in the process of implementing cost reductions and has taken other actions including; headcount reductions, voluntary delisting and deregistration with the SEC, business restructuring, and sales of operating companies

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

and other assets, to reduce its liquidity needs.   The Company expects to utilize the financing available under the Third Lien Credit Facility and the new ABL Credit Facility, subject to approval by the Lenders, avail itself of the available tax benefits of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and take further actions such as additional headcount reductions and other cost cutting measures, to satisfy its liquidity needs. The Company believes that these actions are probable of occurring and mitigate the liquidity risk raised by its historical operating results and will satisfy its estimated liquidity needs during the next 12 months from the date of the issuance of the consolidated financial statements.
If the Company continues to experience operating losses in excess of the additional liquidity generated through the actions described above or through some combination of other actions, while not expected, then its liquidity needs may exceed availability and the Company may need to secure additional sources of funds, which may or may not be available. Additionally, a failure to generate additional liquidity could negatively impact the Company’s ability to perform the services important to the operation of its business.
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, however early application is permitted for reporting periods beginning after December 15, 2018. The Company adopted ASU 2016-13 on January 1, 2020 and it did not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which is effective for the Company in 2020. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The Company adopted ASU 2018-15 on January 1, 2020 and it did not have a material impact on the consolidated financial statements.
2. Property and Equipment
Property and equipment consisted of the following as of December 31 (in thousands):

	2019	2018
Land	$794	$3,722
Buildings and leasehold improvements	21,223	21,276
Computer equipment	24,426	22,013
Internal use software	39,397	42,993
Office equipment, furniture, and fixtures	8,122	9,473
Dock, warehouse, and other equipment	16,131	10,675
Tractors and trailers	155,024	173,861
Aircraft fleet and rotable spare parts	38,371	34,770
Property and equipment, gross	303,488	318,783
Less: Accumulated depreciation	(142,854)	(130,077)
Property and equipment, net	$160,634	$188,706
As of December 31, 2019 and 2018, $19.6 million and $27.1 million, respectively, of assets not yet placed into service have been included in the line items above. Depreciation expense related to property and equipment was $52.6 million, $35.6 million, and $28.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The Company recorded asset impairment charges of $18.3 million for the year ended December 31, 2019, which is comprised of asset impairment charges of $14.1 million within Corporate, $3.6 million within its TL segment, and $0.6 million

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

within its LTL segment.  Asset impairment charges recorded within the TL and LTL segments are primarily related to rolling stock equipment.  The impairment charges recorded within Corporate are related to software development that was abandoned, primarily in favor of alternative customized software solutions.
For the year ended December 31, 2018, the Company recorded asset impairment charge of $1.6 million related to tractors that were classified as “held for sale” within its TL segment. The value of the assets held for sale is $2.2 million and are recorded within the balances for Tractors and trailers presented in the table above.
3. Divestitures
On September 15, 2017, the Company completed the sale of its wholly-owned subsidiary Unitrans, Inc. (“Unitrans”). The Company received net proceeds of $88.5 million and recognized a gain of $35.4 million. Proceeds from the sale were used primarily to redeem a portion of the Series E Preferred Stock and to provide funding for operations. The results of operations and financial condition of Unitrans have been included in the Company's consolidated financial statements within the Company's Ascent TM segment until the date of sale. The divestiture of Unitrans did not meet the criteria for being classified as a discontinued operation and, accordingly, its results are presented within continuing operations. Unitrans contributed $5.8 million of income before taxes for the year ended December 31, 2017.
On November 5, 2019, the Company completed the sale of its Roadrunner Intermodal Services (“Intermodal”) business to Universal Logistics Holdings, Inc., based in Warren, Michigan, for $51.3 million in cash, subject to customary purchase price and working capital adjustments and recognized a gain of $20.0 million. The business provided drayage and chassis management services to transport freight between ocean ports, rail ramps and shipping docks. The divestiture of Roadrunner Intermodal Services did not meet the criteria for being classified as a discontinued operation and, accordingly, its results are presented within continuing operations. Intermodal contributed $35.5 million, $2.6 million and $1.5 million of loss before taxes for the years ended December 31, 2019, 2018 and 2017, respectively.
On December 9, 2019, the Company completed the sale of its Flatbed business unit, for $30.0 million in cash, subject to customary purchase price and working capital adjustments and recognized a gain of $17.2 million. The Flatbed business unit had operated as D&E Transport, based in Clearwater, Minnesota. The divestiture of D&E Transport did not meet the criteria for being classified as a discontinued operation and, accordingly, its results are presented within continuing operations. D&E Transport contributed $(1.9) million, $3.3 million and $2.7 million of (loss) income before taxes for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Prior to the change in segments, the Company had four reporting units for its three segments: one reporting unit for the Truckload and Express Services (“TES”) segment; one reporting unit for the LTL segment; and two reporting units for the Ascent TM segment, which were the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit.
In connection with the change in segments, the Company conducted an impairment analysis as of April 1, 2019. Due to the inability of the TES businesses to meet its forecast, the Company determined the carrying value exceeded the fair value for the TES reporting unit. Accordingly, the Company recorded a goodwill impairment charge of $92.9 million in the second quarter, which represents a write off of all the TES goodwill. Given the fact that all of the goodwill was impaired, there was no remaining TES goodwill to allocate to the TL and Ascent OD segments. The fair value of the Warehousing & Consolidation reporting unit exceeded its carrying value, thus no impairment was indicated for this reporting unit. The Ascent OD, LTL and TL reporting segments had no remaining goodwill as of April 1, 2019.
After the change in segments, the Company has five reporting units for its four segments: one reporting unit for its TL segment; one reporting unit for its LTL segment; one reporting unit for its Ascent OD segment; and two reporting units for its Ascent TM segment, which are the Domestic and International Logistics reporting unit and the Warehousing & Consolidation reporting unit. The Company conducts its goodwill impairment analysis for each of its five reporting units as of July 1 of each year. Since the carrying value of the Domestic and International Logistics reporting unit was more than fair value, the Company recorded a goodwill impairment charge of $34.5 million in the third quarter.
Due to fourth quarter results, the Company identified a triggering event and conducted an interim test of impairment at December 31, 2019 for the Domestic and International Logistics reporting unit. As the carrying value of the reporting unit was more than fair value, the Company recorded an impairment charge to goodwill of $40.1 million in the fourth quarter. After these impairment charges, the Domestic and International Logistics reporting unit has remaining goodwill of $23.9 million as of December 31, 2019. The Warehousing and Consolidation reporting unit had remaining goodwill of $73.4 million at December 31, 2019.
As the carrying value of the reporting unit for the Domestic and International Logistics reporting unit equaled fair value, if future results fall below projections or changes in the discount rate occur, further impairments could result. The table below shows the estimated fair value impacts related to a 50-basis point increase or decrease in the discount and long-term growth rates used in the valuation as of December 31, 2019.

Approximate Percent Change in Estimated Fair Value
	+/- 50 bps Discount Rate	+/- 50bps Growth Rate
Domestic and International Logistics reporting unit	(1.7%) / 3.4%	1.7% / (0.9%)
The sale of Unitrans, which was included in the Domestic and International Logistics reporting unit, reduced the Domestic and International Logistics reporting unit's goodwill and gross carrying amount of intangible asset balances by $42.8 million and $12.0 million, respectively, resulting in an incremental impairment analysis on the remaining net assets of the Domestic and International Logistics reporting unit. The Company evaluated the remaining carrying value of the Domestic and International Logistics reporting unit and compared it to the fair value of the remaining businesses in the Domestic and International Logistics reporting unit. As a result of this evaluation, the Company determined the carrying value exceeded the fair value and recorded a $4.4 million impairment charge in the third quarter of 2017 within the Ascent TM segment.
The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the years ended December 31, 2019, 2018 and 2017 were as follows:

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2019
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets	$30,613	$10,794	$10,794
Goodwill	167,561	97,265	97,265
Other intangible assets	9,535	—	—
Total	$207,709	$108,059	$108,059

	Year Ended December 31, 2018
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets	$1,582	$2,271	$2,271
Total	$1,582	$2,271	$2,271

	Year Ended December 31, 2017
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Goodwill	$4,402	$264,826	$264,826
Total	$4,402	$264,826	$264,826
The following is a roll forward of the Company's goodwill, net of impairment, from December 31, 2016 to December 31, 2019 (in thousands):

	Ascent TM	Ascent OD	LTL	TL	Total
Goodwill balance as of December 31, 2016	$219,145	$—	$—	$93,396	$312,541
Adjustments to goodwill for purchase accounting	—	—	—	(470)	(470)
Adjustment to goodwill for sale of Unitrans	(42,843)	—	—	—	(42,843)
Goodwill impairment charges	(4,402)	—	—	—	(4,402)
Goodwill balance as of December 31, 2017	$171,900	$—	$—	$92,926	$264,826
Goodwill balance as of December 31, 2018	$171,900	$—	$—	$92,926	$264,826
Goodwill impairment charges	(74,635)	—	—	(92,926)	(167,561)
Goodwill balance as of December 31, 2019	$97,265	$—	$—	$—	$97,265

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following is a roll forward of the Company's accumulated goodwill impairment charges as of December 31, 2019 by segment (in thousands):

	Ascent TM	Ascent OD	LTL	TL	Total
Balance as of December 31, 2016	$42,631	$—	$197,312	$132,408	$372,351
Impairment charges in 2017	4,402	—	—	—	4,402
Impairment charges in 2018	—	—	—	—	—
Impairment charges in 2019	74,635	—	—	92,926	167,561
Balance as of December 31, 2019	$121,668	$—	$197,312	$225,334	$544,314
Intangible assets consist primarily of customer relationships acquired from business acquisitions. Intangibles assets were as follows as of December 31st: (in thousands):

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Ascent TM	$27,152	$(19,534)	$7,618	$27,152	$(17,248)	$9,904
Ascent OD	31,547	(13,710)	17,837	31,547	(11,139)	20,408
LTL	800	(800)	—	2,498	(1,925)	573
TL	4,508	(3,980)	528	23,461	(11,820)	11,641
Total intangible assets	$64,007	$(38,024)	$25,983	$84,658	$(42,132)	$42,526
Amortization expense was $6.4 million, $7.1 million, and $9.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company evaluates its other intangible assets for impairment when current facts and circumstances indicate that the carrying value of the assets to be held and used may not be recoverable. Indicators of impairment were identified in connection with the operating performance of one of the Company's businesses within the LTL segment and two of the Company's businesses within the TL segment. In each case, the Company compared the projected cash flow over the remaining lives of the intangible asset and determined that the fair value of the intangibles was zero. As a result, we recorded a $9.5 million non-cash impairment charge related to intangible assets for the year ended December 31, 2019.
Estimated amortization expense for each of the next five years based on intangible assets as of December 31, 2019 is as follows (in thousands):

Year Ending:
2020	$4,706
2021	4,561
2022	4,229
2023	4,061
2024	3,444
Thereafter	4,982
Total	$25,983

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

5. Leases
Amounts recognized in the consolidated balance sheets related to the Company's lease portfolio are as follows (in thousands):

December 31, 2019
Assets:
Finance lease assets, net (included in property and equipment)	$64,241
Operating lease right-of-use asset	116,926
Total lease assets	$181,167
Liabilities:
Current finance lease liability	$15,600
Current operating lease liability	38,566
Long-term finance lease liability	51,338
Long-term operating lease liability	93,403
Total lease liabilities	$198,907
The Company discounts lease payments using an estimate of its incremental borrowing rate based on information available at lease commencement. The incremental borrowing rate is derived using multiple inputs, including the Company's credit rating, the impact of full collateralization, lease term and denominated currency.
Amounts recognized in the consolidated statement of operations related to the Company's lease portfolio for the year ended December 31, 2019 are as follows (in thousands):

Lease component	Classification	Year Ended December 31, 2019
Rent expense - operating leases	Other operating expenses	$63,797
Amortization of finance lease assets	Depreciation and amortization	$14,048
Interest on finance lease liabilities	Interest expense - debt	$5,603
The Company leases terminals, office space, trucks, trailers, and other equipment under noncancelable operating leases expiring on various dates through 2027. The Company incurred rent expense from operating leases of $63.8 million, $83.7 million, and $83.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
For the year ended December 31, 2019, the Company recorded impairment charges of $1.7 million related to the right-of- use assets within its TL segment.
Rent expense for operating leases relates primarily to long-term operating leases, but also includes amounts for variable lease costs and short-term leases. The Company also recognized rental income of $10.7 million for the year ended December 31, 2019, related to operating leases the Company entered into with its independent contractors (“IC”), of which $8.5 million related to sublease income for the year ended December 31, 2019. The Company records rental income from leases as a reduction to rent expense - operating leases.
The Company also leases trucks, trailers, office space and other equipment under finance leases. Certain of the Company's lease agreements for trucks, trailers and other equipment contain residual value guarantees.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Aggregate future minimum lease payments under noncancelable operating and finance leases with an initial term in excess of one year were as follows as of December 31, 2019 (in thousands):

Year Ending:	Operating leases	Finance leases	Total
2020	$46,641	$19,910	$66,551
2021	33,536	22,761	56,297
2022	28,934	13,818	42,752
2023	23,966	11,050	35,016
2024	10,090	10,138	20,228
Thereafter	11,372	1,328	12,700
Total	$154,539	$79,005	$233,544
Less: Interest	(22,570)	(12,067)	(34,637)
Present value of lease liabilities	$131,969	$66,938	$198,907
Aggregate future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows as of December 31, 2018 (in thousands):

Year Ending:	Total
2019	$45,713
2020	34,920
2021	25,536
2022	21,413
2023	17,920
Thereafter	17,556
Total	$163,058
The weighted average remaining lease term and discount rate used in computing the lease liabilities as of December 31, 2019 were as follows:

Weighted average remaining lease term (in years)
Operating leases	4.0
Finance leases	4.3

Weighted average discount rate
Operating leases	7.2%
Finance leases	7.9%
Supplemental cash flow information related to leases for the year ended December 31, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$46,130
Operating cash flows for finance leases	5,603
Financing cash flows for finance leases	39,765

Right-of-use assets added for operating leases:
Operating leases	$36,325

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Lease transactions with related parties are disclosed in Note 15, “Related Party Transactions” to the consolidated financial statements.
6. Debt
The Company's debt consisted of the following at December 31 (in thousands):

	December 31, 2019	December 31, 2018
ABL Credit Facility	$129,851	$—
Term Loan Credit Facility	37,539	—
Third Lien Credit Facility	40,462	—
Prior ABL Facility:
Revolving credit facility	—	134,532
Term loan	—	37,333
Total debt	$207,852	$171,865
Less: Debt issuance costs and discount	(3,092)	(3,098)
Total debt, net of debt issuance costs and discount	$204,760	$168,767
Less: Current maturities	(11,525)	(13,171)
Total debt, net of current maturities	$193,235	$155,596
Maturities for each of the next five years based on debt as of December 31, 2019 are as follows (in thousands):

Year Ending:
2020	$11,525
2021	10,978
2022	10,802
2023	4,234
2024	170,313
Total	$207,852
ABL Credit Facility
On February 28, 2019, the Company and its direct and indirect domestic subsidiaries entered into a credit agreement with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender, Wells Fargo Bank, National Association and Bank of America, National Association, as Lenders, and the Joint Lead Arrangers and Joint Book Runners party thereto (the “ABL Credit Facility”). The Company initially borrowed $91.5 million under the ABL Credit Facility. The ABL Credit Facility matures on February 28, 2024. As of December 31, 2019, the Company had outstanding letters of credit totaling $12.5 million.
The ABL Credit Facility consists of a $200.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for First In, Last Out (“FILO”) Loans (as defined in the ABL Credit Facility), (ii) $20.0 million may be used for Swing Line Loans (as defined in the ABL Credit Facility), and (iii) $30.0 million may be used for letters of credit. The ABL Credit Facility provides that the revolving line of credit may be increased by up to an additional $100.0 million under certain circumstances. The Company had adjusted excess availability under the ABL Credit Facility of $34.8 million as of December 31, 2019.
Advances under the Company’s ABL Credit Facility bear interest at either: (a) the LIBOR Rate (as defined in the ABL Credit Facility), plus an applicable margin ranging from 1.50% to 2.00% for the non-FILO Loans and 2.50% to 3.00% for the FILO Loans; or (b) the Base Rate (as defined in the ABL Credit Facility), plus an applicable margin ranging from 0.50% to 1.00% for the non-FILO Loans and 1.50% to 2.00% for the FILO Loans. The Company's average annualized interest rate for the ABL Credit Facility was 5.2% for the year ended December 31, 2019.

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
The ABL Credit Facility contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. In addition, the ABL Credit Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The ABL Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the ABL Credit Facility to be in full force and effect, and a change of control of the Company’s business. As of December 31, 2019, the Company's excess availability had not fallen below the amount specified.
On August 2, 2019, the Company and its direct and indirect domestic subsidiaries entered into a First Amendment to Credit Agreement (the “ABL Facility Amendment”). Pursuant to the ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, add Acceptable Letters of Credit (as defined in the ABL Facility Amendment) to the Borrowing Base (as defined in the ABL Credit Facility as amended by the ABL Facility Amendment).
On September 17, 2019, the Company and its direct and indirect domestic subsidiaries entered into a Second Amendment to Credit Agreement, effective September 13, 2019 (the “Second ABL Facility Amendment”). Pursuant to the Second ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) extend the deadline for providing a reasonably detailed plan for achieving the Company's stated liquidity goals and objectives in connection with its go-forward business plan and strategy, and (ii) eliminate one of the exceptions to the limitation on Dispositions (as defined in the ABL Credit Facility).
On October 21, 2019, the Company and its direct and indirect domestic subsidiaries entered into a Third Amendment to Credit Agreement (the “Third ABL Facility Amendment”). Pursuant to the Third ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) increase the amount of Acceptable Letters of Credit that can be added to the Borrowing Base from $30 million to $45 million, (ii) increase the Applicable Margin by 100 basis points, (iii) permit certain Specified Dispositions provided that the Net Cash Proceeds are used to pay down the Revolving Credit Facility or the Term Loan Obligations as specified, (iv) increase the Availability Block from the Specified Dispositions, (v) extend the applicable date for the Fixed Charge Trigger Period from October 31, 2019 to March 31, 2020, and (vi) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed $100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after February 28, 2024.
On November 27, 2019, the Company and its direct and indirect domestic subsidiaries entered in a Fourth Amendment to Credit Agreement (the “Fourth ABL Facility Amendment”). Pursuant to the Fourth ABL Facility Amendment, the ABL Credit Facility was amended to, among other things, (i) revise certain schedules, and (ii) waive the Specified Defaults that arose from the failure to previously update a schedule of aircraft owned by the Loan Parties (as defined in the ABL Credit Facility).
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
Principal on each of the Tranche A Term Loans and the Tranche B Term Loans is due in quarterly installments based upon a 4.5-year amortization schedule (i.e. each installment is 1/18th of the original principal amount of the Tranche A Term Loans and the Tranche B Term Loans), commencing on September 1, 2019. Principal on the Tranche A FILO Term Loans is due on the maturity date of the Term Loan Credit Facility, unless earlier accelerated thereunder. Principal on each draw under the capital expenditure facility is due in quarterly installments based upon a five-year amortization schedule (i.e. each installment shall be 1/20th of the original principal amount of any capital expenditure loan), commencing on the first day of the first full fiscal quarter immediately following the making of each such capital expenditure loan. The loans under the Term Loan Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 7.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 8.50% for Tranche A FILO Term Loans; or (b) the Base Rate (as defined in the Term Loan Credit Agreement), plus an applicable margin of 6.50% for Tranche A Term Loans, Tranche B Term Loans and capital expenditure loans, and 7.50% for Tranche A FILO Term Loans. The Company's average annualized interest rate for the Term Loan Credit Facility was 10.3% for the year ended December 31, 2019.
The obligations under the Term Loan Credit Facility are guaranteed by each of its domestic subsidiaries pursuant to a guaranty included in the Term Loan Credit Facility. As security for the Company’s and its subsidiaries’ obligations under the Term Loan Credit Facility, each of the Company and its domestic subsidiaries have granted: (i) a first priority lien on its equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts) and proceeds and accounts related thereto, and (ii) a second priority lien on substantially all of the Company’s and its domestic subsidiaries’ other tangible and intangible personal property, including the capital stock of certain of the Company’s direct and indirect subsidiaries. The priority of the liens is described in an intercreditor agreement between BMO Harris Bank N.A. as ABL Agent and BMO Harris Bank N.A. as Term Loan Agent.
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
On August 2, 2019, the Company and its direct and indirect domestic subsidiaries entered into a First Amendment to Credit Agreement (the “Term Loan Facility Amendment”). Pursuant to the Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things: (i) defer the September 1, 2019 quarterly amortization payments otherwise due thereunder to December 1, 2019, and (ii) provide that CapX Loans (as defined in the Term Loan Credit Facility) shall not be available during the period commencing on August 2, 2019 and continuing until payment of the December 1, 2019 quarterly amortization payments.
On September 17, 2019, the Company and its direct and indirect domestic subsidiaries entered into a Second Amendment to Credit Agreement, effective as of September 13, 2019 (the “Second Term Loan Facility Amendment”). Pursuant to the Second Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) add a requirement to deliver a reasonably detailed plan for achieving the Company's stated liquidity goals and objectives in connection with its go-forward business plan and strategy, and (ii) eliminate one of the exceptions to the limitation on Dispositions (as defined in the Term Loan Credit Facility).
On October 21, 2019, the Company and its direct and indirect domestic subsidiaries entered into a Third Amendment to Credit Agreement (the (“Third Term Loan Facility Amendment”). Pursuant to the Third Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) permit certain Specified Dispositions, (ii) eliminate the Company's ability to request new CapX Loans, and (iii) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed $100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after February 28, 2024.
On November 27, 2019, the Company and its direct and indirect domestic subsidiaries entered into a Fourth Amendment to Credit Agreement (the “Fourth Term Loan Facility Amendment”). Pursuant to the Fourth Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) revise certain schedules and (ii) waive the Specific defaults that arose from the failure to previously update a schedule of Aircraft owned by the Loan parties (as defined in the Term Loan Credit Facility).
The Term Loan Facility was paid in full and terminated on March 2, 2020.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Fee Letter
On August 2, 2019, the Company entered into a fee letter with Elliott (the “Fee Letter”). Pursuant to the Fee Letter, Elliott agreed to arrange for standby letters of credit (“Letters of Credit”) in an aggregate face amount of $20 million (the “Face Amount”) to support the Company's obligations under the ABL Credit Facility. As consideration for Elliott providing the Letters of Credit, the Company agreed to (i) pay Elliott a fee (the “Letter of Credit Fee”) on the LC Amount (as hereafter defined), accruing from the date of issuance through the date of expiration (or if drawn, the date of reimbursement by the Company of the LC Amount to Elliott), at a rate equal to the LIBOR Rate (as defined in the ABL Credit Facility) plus 7.5%, which will be payable in kind by adding the amount then due to the then outstanding LC Amount, and (ii) reimburse Elliott for any draw on the Letters of Credit, including the amount of such draw and any taxes, fees, charges, or other costs or expenses reasonably incurred by Elliot in connection with such draw, promptly after receipt of notice of any such drawing under the Letters of Credit, in each case subject to the terms and conditions of the Fee Letter. “LC Amount” means the Face Amount, as increased by the amount of payment in kind Letter of Credit Fee added to such amount on the last day of each interest period.
On August 20, 2019, the Company entered into a First Amendment to the Fee Letter (the “Fee Letter Amendment”), pursuant to which the maximum face amount of the Letters of Credit (as defined in the Fee Letter Amendment) that may be used to support the Company's obligations under the ABL Credit Facility was increased from $20 million to $30 million.
On October 21, 2019, the Company entered into a Second Amendment to the Fee Letter (the “Second Fee Letter Amendment”). Pursuant to the Second Fee Letter Amendment, the Fee Letter was amended to, among other things, increase the maximum face amount of the Letters of Credit (as defined in the Fee Letter Amendment) that may be used to support its obligations under the ABL Credit Facility from $30 million to $45 million.
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
Third Lien Credit Facility
On November 5, 2019, the Company entered into the Third Lien Credit Facility with U.S. Bank National Association, as the Administrative Agent, and Elliott Associates, L.P. and Elliott International, L.P, as Lenders. The Company used the initial $20 million Term Loan Commitment (as defined in the Third Lien Credit Agreement) under the Third Lien Credit Facility to refinance its $20 million principal amount of unsecured debt to the Lenders. The Company has $40.5 million of outstanding borrowings under this facility as of December 31, 2019.
The loans under the Third Lien Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 7.50%; or (b) the Base Rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 6.50%. Interest under the Third Lien Credit Facility shall be paid in kind by adding such interest to the principal amount of the applicable Term Loans on the applicable Interest Payment Date; provided that to the extent permitted by the ABL Credit Facility, the Term Loan Credit Facility and an Intercreditor Agreement, the Company may elect that all or a portion of interest due on an Interest Payment Date shall be paid in cash by providing written notice to the Administrative Agent at least five Business Days prior to the applicable Interest Payment Date specifying the amount of interest to be paid in cash. The Third Lien Credit Facility matures on August 26, 2024.
The obligations under the Third Lien Credit Agreement are guaranteed by each of the Company's domestic subsidiaries pursuant to a guaranty included in the Third Lien Credit Agreement. As security for the Company's obligations under the Third Lien Credit Agreement, the Company has granted a third priority lien on substantially all of its assets (including its equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts)) and proceeds and accounts related thereto, and substantially all of its other tangible and intangible personal property, including the capital stock of certain of its direct and indirect subsidiaries.
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
The Prior ABL Facility was paid off with the proceeds from the ABL Credit Facility and the Term Loan Credit Facility. The Company recognized a $2.3 million loss on debt restructuring for the year ended December 31, 2019, related to these transactions.
Insurance Premium Financing
In June 2019 and 2018, the Company executed insurance premium financing agreements with a premium finance company in order to finance certain of its annual insurance premiums of $20.7 million and $17.8 million, respectively. Beginning on September 1 of each year, the financing agreements are payable in nine monthly installments of principal and interest of approximately $2.4 million and $2.0 million for 2019 and 2018, respectively. The agreements incurred interest at 5.25% and 4.75% for 2019 and 2018, respectively. The balance of the insurance premium payable as of December 31, 2019 and 2018 was $11.7 million and $10.0 million, respectively and was recorded in accrued expenses and other current liabilities.

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
The preferred stock was mandatorily redeemable and, as such, is presented as a liability on the consolidated balance sheets. At each preferred stock dividend payment date, the Company had the option to pay the accrued dividends in cash or to defer them. Deferred dividends earn dividend income consistent with the underlying shares of preferred stock. The Company had elected to measure the value of its preferred stock using the fair market value method. Under the fair value method, issuance costs are expensed as incurred.

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
On August 3, 2018, September 19, 2018, November 8, 2018, and January 9, 2019, the Company entered into amendments to the Series E-1 Investment Agreement, which, among other things, (i) extended the termination date thereunder from July 30, 2018 to March 2, 2019 for the remaining 19,022 shares available to issue and sell to Elliott for $17.5 million, and (ii) provided

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

that if the Series E-1 Investment Agreement was not already terminated, the Series E-1 Investment Agreement would automatically terminate upon the Rights Offering Effective Date (as defined in the Prior ABL Facility). Upon the closing of the rights offering described elsewhere in this Form 10-K, the Series E-1 Investment Agreement was automatically terminated.
The Company incurred $1.1 million of issuance costs associated with the preferred stock for the year ended December 31, 2018, which is reflected in interest expense - preferred stock. The fair value of the preferred stock increased by $104.6 million during the year ended December 31, 2018, which is reflected in interest expense - preferred stock. There was no interest expense in the year ended December 31, 2019, as the preferred stock was purchased and retired.
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
8. Fair Value Measurement
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
The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance as of December 31 (in thousands).

	2019	2018
Balance, beginning of period	$402,884	$263,317
Issuance of preferred stock at fair value	—	34,999
Redemption of preferred stock	(402,884)	—
Change in fair value of preferred stock (1)	—	104,568
Balance, end of period	$—	$402,884
(1)Change in fair value of preferred stock is reported in interest expense - preferred stock.
9. Stockholders’ Investment (Deficit)
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
At the Company's annual meeting of stockholders held on December 19, 2018, the Company's stockholders approved certain amendments to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”). The amendments to the Company's Certificate of Incorporation are as follows:

•
The Company filed a Certificate of Amendment to its Certificate of Incorporation to increase the number of authorized shares of its common stock from 4,200,000 shares to 44,000,000 shares and to increase its total authorized shares of capital stock from 4,800,200 shares to 44,600,200 shares.

•	The Company filed a Certificate of Amendment to its Certificate of Incorporation to permit stockholder action by written consent.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

•
The Company filed a Certificate of Amendment to its Certificate of Incorporation to permit a majority of its stockholders to request that the Company call a special meeting of stockholders. The Certificate of Incorporation only permitted the chairman of the Company's board of directors or the board of directors to call a special meeting of stockholders.

•
The Company filed a Certificate of Amendment to its Certificate of Incorporation to permit a majority of its stockholders to remove directors with or without cause. The Certificate of Incorporation previously provided that directors may only be removed for cause and by a vote of stockholders holding at least 66 2/3% of its common stock.

•
The Company filed a Certificate of Amendment to its Certificate of Incorporation to permit a majority of its stockholders to amend or repeal its Certificate of Incorporation or any provision thereof. The Certificate of Incorporation previously provided that certain provisions of the Certificate of Incorporation could only be amended or repealed with the affirmative vote of stockholders holding 80% of its common stock, unless such amendment or repeal was declared advisable by its board of directors by the affirmative vote of at least 75% of the entire board of directors, notwithstanding the fact that a lesser percentage may be specified by the Delaware General Corporation Law.

•
The Company filed a Certificate of Amendment to its Certificate of Incorporation to permit a majority of its stockholders to amend or repeal its Second Amended and Restated Bylaws or any provision thereof. The Certificate of Incorporation previously provided that the Second Amended and Restated Bylaws could only be amended or repealed with the affirmative vote of the stockholders holding 66 2/3% of the Company's common stock.

•
The Company filed a Certificate of Amendment to its Certificate of Incorporation to designate the courts in the state of Delaware as the exclusive forum for all legal actions unless otherwise consented to by the Company.

•
The Company filed a Certificate of Amendment to its Certificate of Incorporation to expressly opt-out of Section 203 of the Delaware General Corporation Law. The Certificate of Incorporation did not previously opt-out of Section 203 of the Delaware General Corporation Law. Section 203 is an anti-takeover provision that generally prohibits a person or entity who acquires 15% or more in voting power from engaging in certain transactions with a corporation for a period of three years following the date such person or entity acquired the 15% or more in voting power.

•
The Company filed a Certificate of Amendment to its Certificate of Incorporation to renounce any interest or expectancy it may have in, or being offered an opportunity to participate in, any business opportunity that is presented to Elliott, or funds affiliated with Elliott, or any of its or their directors, officers, stockholders, or employees.

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
On March 7, 2019, the Company's board of directors and the holders of a majority of the issued and outstanding shares of the Company’s common stock approved a 1-for-25 reverse split of the Company’s issued and outstanding shares of common stock. The 1-for-25 reverse stock split was effective upon the filing and effectiveness of a Certificate of Amendment to the Company's Certificate of Incorporation after the market closed on April 4, 2019, and the Company’s common stock began trading on a split-adjusted basis on April 5, 2019. See Note 1, “Organization, Nature of Business and Significant Policies” to the consolidated financial statements for more information on the Reverse Stock Split.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

10. Share-Based Compensation
On November 7, 2018, the Company’s board of directors adopted the Roadrunner Transportation Systems, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”), which was approved by the Company’s stockholders on December 19, 2018 at the 2018 Annual Meeting of Stockholders. Under the 2018 Plan, the total number of shares of the Company’s common stock reserved and available for delivery at any time during the term of the 2018 Plan was 120,000 shares. However, pursuant to the terms of the 2018 Plan, such number of shares of the Company’s common stock was increased by 7.5% of the shares of the Company’s common stock issued by the Company in the rights offering (or 2,700,000 shares). Accordingly, the total number of shares of the Company’s common stock reserved and available for delivery under the 2018 Plan is 2,820,000 shares.
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
The Company awards restricted stock units to certain key employees and independent directors. The restricted stock units vest ratably over a one, three or four-year service period from the grant date. Restricted stock units are valued based on the market price on the date of the grant and are amortized on a straight-line basis over the vesting period. Compensation expense for restricted stock units is based on fair market value at the grant date.
The following table summarizes the nonvested restricted stock units as of December 31, 2019 and 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2017	14,358	$250.95	2.7
Granted	22,320	66.75
Vested	(4,651)	315.50
Forfeitures	(3,462)	109.48
Nonvested as of December 31, 2018	28,565	$113.66	2.3
Granted	1,314,940	11.40
Vested	(510,513)	5.35
Forfeitures	(128,630)	15.42
Nonvested as of December 31, 2019	704,362	$14.37	2.9
Unrecognized share-based compensation expense for restricted stock units was $6.8 million as of December 31, 2019. The expense is expected to be recognized over a weighted-average period of approximately two years.
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
Under the 2010 Plan, the Company awarded stock options to certain key employees. The stock options vest ratably over a three to five-year service period and are exercisable four to seven years from the date of grant, but only to the extent vested as specified in each option agreement. Stock options awarded are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as stock compensation expense over the periods in which the options vest. Use of the Black Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield, and the expected life of the options. The Company granted stock options to purchase 662,263 and 564,000 for the years ended 2019 and 2017, respectively. No stock options were granted in 2018.
The Company granted performance restricted stock units in 2019 to certain key employees.  The performance restricted stock units are awarded based on the Company’s total stockholder return or the Company’s total stockholder return in relation to its peer group.  Performance restricted stock units vest at the end of a three or four year service period as long as the Company achieves the minimum total stockholder return or relative stockholder return.  The performance restricted stock units are amortized on a straight-line basis over the performance period.  Compensation expense for restricted stock units is based on the fair value calculated using the Monte Carlo method. There were no performance restricted stock units granted in 2018.
Performance restricted stock units fair value assumptions for those units granted during the year ended December 31, 2019 are as follows:

Risk free interest rate	1.5% to 2.4%
Dividend yield	—
Expected volatility	52.5% to 60.0%
Peer group volatility	23.7% to 77.6%
The following table summarizes the nonvested performance restricted stock units as of December 31, 2019:

	Number of Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Nonvested as of December 31, 2018	—	$—	0.0
Granted	1,480,940	18.48
Vested	—	—
Forfeitures	(668,400)	18.59
Nonvested as of December 31, 2019	812,540	$18.39	3.0
Unrecognized stock compensation expense for performance restricted stock options was $11.9 million as of December 31, 2019. The expense is expected to be recognized over a weighted-average period of approximately three years.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Stock option fair value assumptions for the stock options granted during the year ended December 31, 2019 are as follows:

Option life (years)	7 years
Risk free interest rate	1.5% to 2.3%
Dividend yield	—
Expected volatility	52.5% to 60.0%
Expected life (years)	4-5 years
Weighted average fair value of stock options granted	$4.92
A summary of the option activity for the years ended December 31, 2019 and 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding as of December 31, 2017	49,980	$221.15	4.9
Granted	—	—
Forfeited	(5,684)	239.66
Outstanding as of December 31, 2018	44,296	$218.78	4.1
Granted	662,263	12.36
Forfeited	(299,535)	28.90
Outstanding as of December 31, 2019	407,024	$22.63	6.2
Unrecognized stock compensation expense for stock options was $1.7 million as of December 31, 2019. The expense is expected to be recognized over a weighted-average period of approximately three years.
All outstanding options are non-qualified options. There were 69,055, 17,016, and 7,952 options exercisable as of December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, for exercisable options, the weighted-average exercise price was $22.63, the weighted average remaining contractual term was approximately three years and there was no estimated aggregate intrinsic value per share. As of December 31, 2019, 337,969 options were unvested.
Stock-based compensation expense for restricted stock units, performance restricted stock units and stock options was $12.7 million, $1.8 million, and $2.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. The related estimated income tax benefit recognized in the accompanying consolidated statements of operations, net of estimated forfeitures, was $3.2 million for the year ended December 31, 2019 and $0.4 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively. Following the adoption of ASU 2016-09, the Company recorded tax deficiencies on vested shares of $1.0 million and $0.3 million in benefit from income taxes for the years ended December 31, 2019 and December 31, 2018, respectively.
11. Earnings (Loss) Per Share
Basic loss per common share is calculated by dividing net loss by the weighted average number of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average common stock outstanding plus stock equivalents that would arise from the assumed exercise of stock options and conversion of warrants using the treasury stock method.
The Company had stock options and warrants outstanding of 407,024, 1,107,449, and 1,629,105 as of December 31, 2019, 2018 and 2017, respectively, which were not included in the computation of diluted loss per share because they were not assumed to be exercised under the treasury stock method or because they were anti-dilutive. All restricted stock units were anti-dilutive for the years ended December 31, 2019, 2018, and 2017. Since the Company was in a net loss position for the years ended December 31, 2019, 2018, and 2017, there is no difference between basic and dilutive weighted average common stock outstanding.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

12. Income Taxes
The components of the Company’s benefit from income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State, local, and foreign	(646)	810	1,875
Deferred:
Federal	(2,052)	(9,664)	(27,118)
State, local, and foreign	(962)	(960)	52
Benefit from income taxes	$(3,660)	$(9,814)	$(25,191)
The Company’s benefit from income taxes varied from the amounts calculated by applying the U.S. statutory income tax rate to the loss before income taxes as shown in the following reconciliations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Statutory federal rate	$(72,365)	$(36,836)	$(40,732)
Goodwill impairment	26,229	—	1,020
Gain from sale of businesses	(7,550)	—	(1,161)
State income taxes — net of federal benefit	(8,001)	(2,358)	(1,465)
Interest expense - preferred stock	—	22,195	20,459
Effect of change in U.S. statutory income tax rate	—	—	(7,413)
Change in valuation allowance	55,150	7,204	1,989
Other	2,877	(19)	2,112
Total	$(3,660)	$(9,814)	$(25,191)

The Company recorded assets for refundable federal and state income taxes of $3.2 million as of December 31, 2019 ($2.9 million classified as income tax receivable and $0.3 million included within other noncurrent assets) and $4.6 million as of December 31, 2018 ($3.9 million classified as income tax receivable and $0.7 million included within other noncurrent assets).

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The tax rate effects of temporary differences that give rise to significant elements of deferred tax assets and deferred tax liabilities as of December 31 were as follows (in thousands):

	2019	2018
Deferred income tax assets:
Accounts receivable	$2,044	$2,442
Accrued expenses and other current liabilities	9,652	13,695
Net operating loss carryforwards	60,993	28,153
Interest expense carryforwards	5,887	2,334
Operating lease liability	32,254	—
Other, net	1,700	890
Total	$112,530	$47,514
Valuation allowance	(66,295)	(11,145)
Total, net of valuation allowance	$46,235	$36,369
Deferred income tax liabilities:
Prepaid expenses and other current assets	$(4,700)	$(4,324)
Goodwill and intangible assets	(1,315)	(12,699)
Property and equipment	(12,588)	(23,299)
Operating lease right-of-use asset	(28,572)	—
Total	$(47,175)	$(40,322)
Net deferred tax liabilities	$(940)	$(3,953)
The net noncurrent deferred income tax liabilities of $0.9 million as of December 31, 2019 and $4.0 million as of December 31, 2018 (net of deferred tax assets and related valuation allowance) are classified as deferred tax liabilities.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including through reversals of existing cumulative temporary differences. A significant piece of objective evidence evaluated was the cumulative losses incurred over the three-year periods ended December 31, 2019 and December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. On the basis of this evaluation, the Company has recorded a valuation allowance of $66.3 million and $11.1 million as of December 31, 2019 and 2018, respectively, related to federal and state net operating loss carryforwards, interest expense carryforwards, and other deferred tax assets that will not “more likely than not” be realized in the future.
The Company has $235.7 million of federal net operating loss carryforwards as of December 31, 2019 ($49.5 million tax-effected), of which $52.6 million was incurred in tax years prior to 2018 and will expire between 2036 and 2037. The remaining$183.1 million of federal net operating losses incurred in 2018 and 2019 carries forward indefinitely and can be utilized to offset taxable income in future years, to the extent of 80% of taxable income generated in those years, until exhausted. The remaining $11.5 million deferred tax asset for net operating loss carryforwards consists of the tax effect of various state and foreign net operating loss carryforwards that will generally expire between 2020 and 2039. Some of the Company's net operating loss carryforward amounts are subject to an annual section 382 limitation. However, the Company does not currently expect the annual section 382 limitation to materially impact its ability to utilize the net operating loss carryforward amounts.
The Company has a $24.5 million interest expense carryforward as of December 31, 2019 related to interest expense not deductible in 2018 and 2019. Starting in 2018, annual net interest expense deductions are limited to 30% of “adjusted taxable income” as defined in the tax code, and any interest expense not deducted in the current year due to said limitation carries forward indefinitely and can be utilized to offset taxable income in future years, to the extent of 30% of “adjusted taxable income” generated in those years, until exhausted.
The change to the Company's gross unrecognized tax benefits for the years ended December 31 is reconciled as follows (in thousands):

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2019	2018	2017

Balance as of January 1	$1,283	$1,311	$737
Additions for prior years' tax positions	104	142	574
Reductions for prior years' tax positions	—	(21)	—
Lapse of statute of limitations	(311)	(149)	—
Balance as of December 31	$1,076	$1,283	$1,311
Depending on specific facts, the above amounts may be reflected in the consolidated balance sheets either (a) as a reduction to income tax receivable; (b) as a reduction to net operating loss deferred tax assets, which are presented netted against deferred tax liabilities; or (c) within other long-term liabilities. The entire amount of unrecognized tax benefits would impact the effective tax rate. (Benefit) expense for interest and penalties related to uncertain tax benefits was ($0.1 million), less than $0.1 million, and $0.3 million for the years ending December 31, 2019, 2018, and 2017, respectively, and are included within the benefit from income taxes. Accrued interest and penalties were $0.3 million as of December 31, 2019 and $0.4 million as of December 31, 2018.
The Company is subject to federal and state tax examinations for all tax years subsequent to December 31, 2013. The Internal Revenue Service (“IRS”) is currently reviewing the Company's 2014-2017 federal tax returns. The Company has extended the federal period of limitations to assess tax for the 2014, 2015, and 2016 tax years through December 31, 2020. Although pre-2014 years are generally no longer subject to examinations by the IRS and various state taxing authorities, certain state net operating loss carryforwards generated in those years may still be adjusted upon examination by state taxing authorities if they were used after 2013 or will be used in a future period.
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
13. Guarantees
The Company provides a guarantee for a portion of the value of certain independent contractors' (“IC”) leased tractors.  The guarantees expire at various dates through 2022.  The potential maximum exposure under these lease guarantees was approximately $7.6 million as of December 31, 2019.  Upon an IC default, the Company has the option to purchase the tractor or return the tractor to the leasing company if the residual value is greater than the Company’s guarantee. Alternatively, the Company can contract another IC to assume the lease. The Company estimated the fair value of its liability under this on-going guarantee to be $1.4 million and $1.0 million as of December 31, 2019 and 2018, respectively, and it is included in accrued expenses and other current liabilities.
In the fourth quarter of 2016, the Company began to offer a lease purchase program that did not include a guarantee, and offered newer equipment under factory warranty that was more cost effective. ICs began electing the newer lease purchase program over the legacy lease guarantee programs which led to an increase in unseated legacy tractors. In late 2016, management committed to a plan to divest of these older assets and recorded a loss reserve. The balance in this reserve was $0.4 million as of December 31, 2018. The loss reserve for the guarantee and reconditioning costs associated with the planned divestiture was $1.4 million as of December 31, 2019, which is included in accrued expenses and other current liabilities.
The Company paid $1.0 million and $2.1 million under these lease guarantees during the year ended December 31, 2019 and 2018, respectively.

14. Commitments and Contingencies
Employee Benefit Plans
The Company sponsors a defined contribution profit sharing plan for substantially all employees of the Company and its subsidiaries. The Company provides matching contributions on some of these plans. Total expense under this plan was $2.9 million, $2.4 million, and $2.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Auto, Workers Compensation, and General Liability Reserves
In the ordinary course of business, the Company is a defendant in several legal proceedings arising out of the conduct of its business. These proceedings include claims for property damage or personal injury incurred in connection with the Company’s services. Although there can be no assurance as to the ultimate disposition of these proceedings, the Company does not believe, based upon the information available at this time, that these property damage or personal injury claims, in the aggregate, will have a material impact on its consolidated financial statements. The Company maintains insurance for auto liability, general liability, and cargo claims. The Company maintains an aggregate of $100 million of auto liability and general liability insurance. The Company maintains auto liability insurance coverage for claims in excess of $1.0 million per occurrence and cargo coverage for claims in excess of $100,000 per occurrence. The Company is self-insured up to $1.0 million per occurrence for workers compensation. The Company believes it has adequate insurance to cover losses in excess of the self-insured and deductible amount. As of December 31, 2019 and 2018, the Company had reserves for estimated uninsured losses of $31.5 million and $26.8 million, respectively, included in accrued expenses and other current liabilities.
General Litigation Proceedings
Jeffery Cox (“Cox”) and David Chidester (“Chidester”) filed a complaint against certain of the Company's subsidiaries in state court in California in a post-acquisition dispute (the “Central Cal Matter”). The complaint alleges contract, statutory and tort-based claims arising out of the Stock Purchase Agreement, dated November 2, 2012, between the defendants, as buyers, and the plaintiffs, as sellers, for the purchase of the shares of Central Cal Transportation, Inc. and Double C Transportation, Inc. (the “Central Cal Agreement”). The plaintiffs claim that a contingent purchase obligation payment is due and owing pursuant to the Central Cal Agreement, and that defendants have furnished fraudulent calculations to the plaintiffs to avoid payment. The plaintiffs also claim violations of California’s Labor Code related to the plaintiffs’ respective employment with Central Cal Transportation, LLC. On October 27, 2017, the state court granted the Company's motion to compel arbitration of all non-employment claims alleged in the complaint. The parties selected a settlement accountant to determine the contingent purchase obligation pursuant to the Central Cal Agreement. The settlement accountant provided a final determination that a contingent purchase obligation of $2.1 million is due to the plaintiffs. On July 5, 2019, the Court entered a judgment confirming the arbitration award. The Company satisfied the principal amount of the judgment. On July 10, 2019, the plaintiffs filed an application for an award of their fees in costs, seeking a minimum of $0.7 million in fees, and requesting that the Court apply a lodestar multiplier to enhance the fees to an award of either $1.1 million or $1.5 million based upon the complexity of the case. On January 17, 2020, the Court awarded the plaintiffs $0.5 million. With outstanding interest, the total amount owed by the Company was $0.6 million, which the Company paid on March 3, 2020. In February 2018, Chidester agreed to dismiss his employment-related claims from the Los Angeles Superior Court matter, while Cox transferred his employment claims from Los Angeles Superior Court to the related employment case pending in the Eastern District of California. There have been two summary judgment motions filed thus far, one by Cox and one by the Company. The Company successfully defeated Cox’s motion for summary judgment, which resulted in a Court Order holding that Cox’s non-compete was enforceable as to time and limited to the geographic are of California, Nevada, and Oregon where Central Cal conducts business. Cox filed a motion for reconsideration of the Court’s order, which was denied. The Court thereafter granted partial summary judgment as to all claims except for the two whistleblower/retaliation claims and the public policy wrongful termination claim. The court then vacated the pre-trial conference and trial dates and has not reset them.
The Company received a letter dated April 17, 2018 from legal counsel representing Warren Communications News, Inc. (“Warren”) in which Warren made certain allegations against us of copyright infringement concerning an electronic newsletter published by Warren (the “Warren Matter”). The parties engaged in pre-litigation mediation in June 2019. The Warren Matter thereafter settled, with full releases of liability.
In addition to the legal proceeding described above, the Company is a defendant in various purported class-action lawsuits alleging violations of various California labor laws and one purported class-action lawsuit alleging violations of the Illinois Wage Payment and Collection Act. Additionally, the California Division of Labor Standards and Enforcement has brought administrative actions against the Company alleging that the Company violated various California labor laws. In 2017 and 2018, the Company reached settlement agreements on a number of these labor related lawsuits and administrative actions. As of December 31, 2019 and 2018, the Company recorded a liability for settlements, litigation, and defense costs related to these labor matters, the Central Cal Matter and the Warren Matter of $1.0 million and $10.8 million, respectively, which are recorded in accrued expenses and other current liabilities.
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
Securities Litigation Proceedings
In 2017, three putative class actions were filed in the United States District Court for the Eastern District of Wisconsin against the Company and its former officers, Mark A. DiBlasi and Peter R. Armbruster. On May 19, 2017, the Court consolidated the actions under the caption In re Roadrunner Transportation Systems, Inc. Securities Litigation (Case No. 17-cv-00144), and appointed Public Employees’ Retirement System as lead plaintiff. On March 12, 2018, the lead plaintiff filed a Consolidated Amended Complaint (the “CAC”) on behalf of a class of persons who purchased the Company’s common stock between March 14, 2013 and January 30, 2017, inclusive. The CAC asserted claims arising out of the Company's January 2017 announcement that it would be restating its prior period financial statements and sought certification as a class action, compensatory damages, and attorney’s fees and costs. On March 29, 2019, the parties entered into a Stipulation of Settlement agreeing to settle the action for $20 million, $17.9 million of which will be funded by the Company's D&O carriers ($4.8 million of which is by way of a pass through of the D&O carriers’ payment to the Company in connection with the settlement of the Federal Derivative Action described below). On September 26, 2019, the Court entered an Order finally approving the settlement and final judgment. All settlements have been paid.
On May 25, 2017, Richard Flanagan filed a complaint alleging derivative claims on the Company's behalf in the Circuit Court of Milwaukee County, State of Wisconsin (Case No. 17-cv-004401) against Scott Rued, Mark DiBlasi, Christopher Doerr, John Kennedy, III, Brian Murray, James Staley, Curtis Stoelting, William Urkiel, Judith Vijums, Michael Ward, Chad Utrup, Ivor Evans, Peter Armbruster, and Brian van Helden (the “State Derivative Action”). The Complaint asserted claims arising out of the Company's January 2017 announcement that it would be restating its prior period financial statements. On October 15, 2019, the Court entered an Order dismissing the action with prejudice.
On June 28, 2017, Jesse Kent filed a complaint alleging derivative claims on the Company's behalf and class action claims in the United States District Court for the Eastern District of Wisconsin. On December 22, 2017, Chester County Employees Retirement Fund filed a complaint alleging derivative claims on the Company's behalf in the United States District Court for the Eastern District of Wisconsin. On March 21, 2018, the Court entered an order consolidating the Kent and Chester County actions under the caption Kent v. Stoelting et al (Case No. 17-cv-00893) (the “Federal Derivative Action”). On March 28, 2018, plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint alleging claims on behalf of the Company against Peter Armbruster, Mark DiBlasi, Scott Dobak, Christopher Doerr, Ivor Evans, Brian van Helden, John Kennedy III, Ralph Kittle, Brian Murray, Scott Rued, James Staley, Curtis Stoelting, William Urkiel, Chad Utrup, Judith Vijums, and Michael Ward. The Complaint asserted claims arising out of our January 2017 announcement that the Company would be restating its prior period financial statements. The Complaint sought monetary damages, improvements to the Company’s corporate governance and internal procedures, an accounting from defendants of the damages allegedly caused by them and the improper amounts the defendants allegedly obtained, and punitive damages. On March 28, 2019, the parties entered into Stipulation of Settlement, which provides for certain corporate governance changes and a $6.9 million payment, $4.8 million of which will be paid by the Company’s D&O carriers into an escrow account to be used by the Company to settle the class action described above and $2.1 million of which will be paid by the Company’s D&O carriers to cover plaintiffs attorney’s fees and expenses. On September 26, 2019, the Court entered an Order finally approving the settlement and a final judgment. All settlements have been paid.
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
15. Related Party Transactions
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
On February 26, 2019, the Company entered into the New Stockholders’ Agreement with Elliott. The Company's execution and delivery of the New Stockholders’ Agreement was a condition to Elliott’s backstop commitment. Pursuant to the New Stockholders’ Agreement, the Company granted Elliott the right to designate nominees to Company's board of directors and access to available financial information.
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
On February 28, 2019, the Company and its direct and indirect domestic subsidiaries entered into the Term Loan Credit Facility which consists of an approximately $61.1 million term loan facility. The Company paid Elliott $1.1 million in issuance costs and fees during the year ended December 31, 2019. As of December 31, 2019, the Company owed Elliott $31.3 million under the Term Loan Credit Facility. See Note 6, “Debt” to the consolidated financial statements for more information on the Term Loan Credit Facility. On August 2, 2019, the Company and its direct and indirect domestic subsidiaries entered into Term Loan Facility Amendment. On September 17, 2019, the Company and its direct and indirect subsidiaries entered into the Second Term Loan Facility Amendment. See Note 6, “Debt” to the consolidated financial statements for more information on the First Term Loan Facility Amendment and Second Term Loan Facility Amendment.
On August 2, 2019, the Company entered into the Fee Letter with Elliott. Pursuant to the Fee Letter, Elliott agreed to arrange for standby letters of credit (“Letters of Credit”) in an aggregate face amount of $20 million (the “Face Amount”) to support the Company's obligations under the ABL Credit Facility. See Note 6, “Debt” to the consolidated financial statements for more information on the Fee Letter. On August 20, 2019, the Company entered into the Fee Letter Amendment, pursuant to which the maximum face amount of the Letters of Credit (as defined in the Fee Letter Amendment) that may be used to support the Company's obligations under the ABL Credit Facility was increased from $20 million to $30 million.
On September 20, 2019, the Company issued the Revolving Notes to entities affiliated with Elliot which allows the Company to borrow from time to time up to $20 million from Elliott on a revolving basis.
On October 21, 2019, the Company and its direct and indirect domestic subsidiaries entered into the Third Term Loan Facility Amendment. Pursuant to the Third Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) permit certain Specified Dispositions, (ii) eliminate the Company's ability to request new CapX Loans, and (iii) add baskets for additional permitted Indebtedness consisting of Junior Lien Debt or unsecured Indebtedness in an aggregate amount not to exceed $100 million provided that, among other things, such Junior Lien Debt or unsecured Indebtedness has a maturity date that is at least 180 days after February 28, 2024.
On October 21, 2019, the Company entered into the Second Fee Letter Amendment with Elliott. Pursuant to the Second Fee Letter Amendment, the Fee Letter was amended to, among other things, increase the maximum face amount of the Letters of Credit (as defined in the Second Fee Letter Amendment) that may be used to support the Company's obligations under the ABL Credit Facility from $30 million to $45 million.
On November 5, 2019, the Company and its direct and indirect domestic subsidiaries entered into the Third Lien Credit Facility. The Company used the initial $20 million Term Loan Commitment (as defined in the Third Lien Credit Agreement) under the Third Lien Credit Facility to refinance its $20 million principal amount of unsecured debt to the Lenders. The loans under the Third Lien Credit Facility bear interest at either: (a) the LIBOR rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 7.50%; or (b) the Base Rate (as defined in the Third Lien Credit Agreement), plus an applicable margin of 6.50%. Interest under the Third Lien Credit Facility shall be paid in kind by adding such interest to the principal amount of the applicable Term Loans on the applicable Interest Payment Date; provided that to the extent permitted by the ABL Credit Facility, the Term Loan Credit Facility and an Intercreditor Agreement, the Company may elect that all or a portion of interest due on an Interest Payment Date shall be paid in cash by providing written notice to the Administrative Agent at least five Business Days prior to the applicable Interest Payment Date specifying the amount of interest to be paid in cash. The Third Lien Credit Facility matures on August 26, 2024. The obligations under the Third Lien Credit Facility are guaranteed by each of the Company’s domestic

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

subsidiaries pursuant to a guaranty included in the Third Lien Credit Agreement. As security for the Company’s and its subsidiaries’ obligations under the Third Lien Credit Agreement, each of the Company and its domestic subsidiaries have granted a third priority lien on substantially all of their assets (including their equipment (including, without limitation, rolling stock, aircraft, aircraft engines and aircraft parts)) and proceeds and accounts related thereto, and substantially all of the Company’s and its domestic subsidiaries’ other tangible and intangible personal property, including the capital stock of certain of the Company’s direct and indirect subsidiaries. The Third Lien Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Third Lien Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Third Lien Credit Agreement to be in full force and effect, and a change of control of the Company. As of December 31, 2019, the Company owed Elliot $40.5 million under the Third Lien Credit Facility.
On November 27, 2019, the Company and its direct and indirect domestic subsidiaries entered into the Fourth Term Loan Facility Amendment. Pursuant to the Fourth Term Loan Facility Amendment, the Term Loan Credit Facility was amended to, among other things, (i) revise certain schedules, and (ii) waive the Specified Defaults that arose from the failure to previously update a schedule of the Aircraft owned by the Loan Parties (as each such term is defined in the Term Loan Credit Facility).
The Company's operating companies have contracts with certain purchased transportation providers that are considered related parties. The Company paid an aggregate of $23.4 million and $29.4 million to these purchased transportation providers during the years ended December 31, 2019 and 2018, respectively.
The Company has a number of facility leases with related parties and paid an aggregate of $0.1 million and $1.2 million under these leases during the years ended December 31, 2019 and 2018, respectively.
The Company owns 37.5% of Central Minnesota Logistics (“CML”) which operates as one of the Company's brokerage agents. The Company paid CML broker commissions of $3.4 million and $3.1 million during the years ended December 31, 2019 and 2018, respectively.
The Company has a jet fuel purchase agreement with a related party and paid an aggregate of $1.9 million and $2.1 million during the years ended December 31, 2019 and 2018, respectively.
The Company leases certain equipment through leasing companies owned by related parties and paid an aggregate of $2.1 million and $4.6 million during the years ended December 31, 2019 and 2018, respectively.
On December 13, 2018, the Company entered into an agreement with HCI to resume the advancement of reasonable fees and expenses of up to $7.1 million pursuant to the advisory agreement. In addition, the Company and HCI agreed to contribute $1 million each to resolve the previously mentioned Securities Litigation Proceedings described in Note 14, “Commitments and Contingencies”, to our 2019 consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019. The Company reserves all rights to seek reimbursement for any fees or expense advanced to HCI, while HCI reserves all rights to seek indemnification for amounts above the $7.1 million and the $1 million that HCI will contribute to resolve the Securities Litigation Proceedings. The Company paid HCI $4.2 million under this agreement during the year ended December 31, 2019.
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
16. Segment Reporting
The Company determines its segments based on the information utilized by the chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has four segments: Ascent TM, Ascent OD, LTL and TL. The Company changed its segment reporting effective April 1, 2019 when the CODM began assessing performance of the Ascent OD air and ground expedite business, separately from its truckload business. Segment information for prior periods has been revised to align with the new segment structure.

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
One direct customer, General Motors, accounted for approximately 16% of revenue, or approximately $292.9 million, $268.1 million and $245.4 million, within the Company's Ascent OD and TL segments, for the years ended December 31, 2019, 2018 and 2017, respectively.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table reflects certain financial data of the Company’s segments (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues:
Ascent TM	$505,753	$573,072	$570,223
Ascent OD	465,512	672,965	548,059
LTL	430,806	452,281	463,519
TL	475,074	572,701	553,184
Eliminations (5)	(29,283)	(54,878)	(43,694)
Total	$1,847,862	$2,216,141	$2,091,291
Impairment charges:
Ascent TM	$74,636	$—	$4,402
Ascent OD	—	—	—
LTL	1,076	—	—
TL	107,261	1,582	—
Corporate	14,123	—	—
Total	$197,096	$1,582	$4,402
Operating (loss) income:
Ascent TM	$(58,039)	$28,465	$22,493
Ascent OD	4,450	30,464	21,632
LTL	(35,567)	(26,892)	(26,383)
TL (1)	(172,985)	(28,367)	(15,643)
Corporate (2)	(59,774)	(62,169)	(38,551)
Total	(321,915)	(58,499)	(36,452)
Interest expense	20,412	116,912	64,049
Loss from debt restructuring	2,270	—	15,876
Loss before income taxes	$(344,597)	$(175,411)	$(116,377)
Depreciation and amortization:
Ascent TM	$6,318	$5,049	$5,965
Ascent OD	8,664	8,230	7,985
LTL	5,422	3,854	4,353
TL	28,918	20,577	17,550
Corporate	9,682	5,057	1,894
Total	$59,004	$42,767	$37,747
Capital expenditures (3):
Ascent TM	$3,144	$2,087	$1,397
Ascent OD	4,559	4,978	4,695
LTL	5,486	1,122	1,641
TL	9,302	4,799	7,138
Corporate(4)	62,857	60,110	6,839
Total	$85,348	$73,096	$21,710

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2019	2018	2017
Total assets:
Ascent TM	$216,616	$276,994	$271,400
Ascent OD	115,544	136,795	190,162
LTL	115,643	73,706	79,065
TL	107,243	244,760	272,327
Corporate	116,563	123,921	68,445
Eliminations(5)	(1,212)	(2,719)	(5,356)
Total	$670,397	$853,457	$876,043
(1) Operations restructuring of $20.6 million and $4.7 million are included within TL segment for the years ended December 31, 2019 and 2018, respectively. See Note 17, “Restructuring Costs” to the consolidated financial statements for additional information.
(2) Gain on sale of Intermodal and D&E Transport of $37.2 million is included within Corporate for the year ended 2019. Gain from sale of Unitrans of $35.4 million is included within Corporate for the year ended December 31, 2017.
(3) Includes non-cash finance leases and capital expenditures not yet paid.
(4) For the year ended December 31, 2019, includes $45.7 million of rolling stock assets that are purchased and leased by REL of which 61% was allocated to TL, 38% to LTL, and 1% to Ascent TM. For the year ended December 31, 2018, includes $45.6 million of rolling stock assets that are purchased and leased by REL of which, 75% was allocated to TL, 10% to LTL and 15% to Ascent TM.
(5) Eliminations represents intercompany trade receivable balances between the four segments.
17. Restructuring Costs
On September 30, 2019, the Company announced the downsizing of its unprofitable dry van business, which is part of its TL segment. The downsizing includes costs associated with the reduction of dry van tractor and trailer fleets, the closing of certain terminal locations and elimination of various positions. As a result, the Company recorded operations restructuring costs of $20.6 million related to fleet reductions, terminal closings, and severance costs. Fleet impairment charges and lease termination costs totaled $10.6 million, of which $8.1 million relates to idled leased assets that will be disposed of in future periods, with the remaining $2.5 million related to tractors and trailers that are no longer being used.
In the second quarter of 2018, the Company restructured its temperature-controlled truckload business, which is part of the TL segment, by completing the integration of multiple operating companies into one business unit. As part of this integration, the Company also right-sized its temperature-controlled fleets, facilities, and support functions. As a result, the Company recorded operations restructuring costs of $4.7 million, related to fleet and facilities right-sizing and relocation costs, severance costs, and the write-down of assets to fair market value. The initial write-down of assets to fair market value totaled $1.3 million and was recorded to property and equipment, while the remaining $3.4 million was recorded in accrued expenses and other current liabilities.
The following is a rollforward of the Company's restructuring reserve balance as of December 31, 2019 (in thousands).

Restructuring reserves
Beginning balance at June 30, 2018	$3,375
Charges/Adjustments	(597)
Payments	(2,234)
Ending balance at December 31, 2018	$544
Charges	9,948
Adjustments	(79)
Payments	(9,070)
Ending balance at December 31, 2019	$1,343
The Company also incurred corporate restructuring and restatement costs associated with legal, consulting and accounting matters, including internal and external investigations, SEC and accounting compliance, and restructuring of $13.7 million, $22.2 million and $32.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. These costs are included in other operating expenses.

Roadrunner Transportation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

18. Subsequent Events
Sale of Prime
On January 28, 2020, the Company entered into a definitive agreement to sell its subsidiary Prime Distribution Services, Inc. to C.H. Robinson Worldwide, Inc. for $225 million, subject to customary purchase price and working capital adjustments. The transaction closed on March 2, 2020.
ABL Credit Facility and Term Loan Credit Agreement
On March 2, 2020, the Company repaid in full and terminated the Term Loan Credit Agreement. The Company repaid all amounts outstanding under the ABL Credit Facility.
New Asset-Based Lending Credit Agreement
On March 2, 2020, the Company and its direct and indirect domestic subsidiaries entered into a new credit agreement (the “new ABL Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Lender, Letter of Credit Issuer and Swing Line Lender (the “new ABL Credit Facility”).
The new ABL Credit Facility consists of a $50.0 million asset-based revolving line of credit, of which up to (i) $1.0 million may be used for Swing Line Loans (as defined in the new ABL Credit Agreement), and (ii) $13.0 million may be used for letters of credit. The new ABL Credit Facility matures on April 1, 2021. Advances under the new ABL Credit Facility bear interest at either: (a) the LIBOR Rate (as defined in the new ABL Credit Agreement), plus an applicable margin of 4.00%; or (b) the Base Rate (as defined in the ABL Credit Agreement), plus an applicable margin of 3.00%. The Company’s ability to borrow under the new ABL Credit Facility is reduced by credit availability blocks, currently in the amount of $18.5 million, and the amount of outstanding letters of credit, approximately $13 million. As of March 30, 2020, the Company has $18.5 million available under the new ABL Credit Facility.
The obligations under the new ABL Credit Agreement are guaranteed by each of its domestic subsidiaries pursuant to a guaranty included in the new ABL Credit Agreement. As security for the Company’s and its domestic subsidiaries’ obligations under the new ABL Credit Agreement, each of the Company and its domestic subsidiaries have granted a first priority lien on substantially all its domestic subsidiaries’ tangible and intangible personal property, including accounts receivable, equipment (including rolling stock and aircraft) and the capital stock of certain of the Company’s direct and indirect subsidiaries.
The new ABL Credit Agreement contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. In addition, the new ABL Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The new ABL Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the new ABL Credit Agreement to be in full force and effect, and a change of control of the Company’s business.
CARES Act
On March 27, 2020 the CARES Act, was signed into law.  The CARES Act includes several significant business tax provisions, that are available to the Company,  that, among other things, would allow businesses to carry back net operating losses arising in 2018, 2019, and 2020 to the five prior tax years; defer the remittance to the government of the employee share of some payroll taxes, a temporary repeal of aviation excise taxes; and provide for acceleration of refunds of previously generated AMT credits.